Form 10-K
period 2018-12-31
Live Nation Entertainment, Inc.
filed 2019-02-28
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018,
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
None
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☒  Yes   ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes   ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $6.7 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 21, 2019, there were 210,898,225 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,086,092 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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
ITEM 1.    BUSINESS
Our Company
We believe that we are the largest live entertainment company in the world, connecting over 570 million fans across all of our concerts and ticketing platforms in approximately 44 countries during 2018.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 93 million fans to almost 35,000 events for over 4,500 artists in 2018. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 237 venues, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2018, we had nearly 110 managers providing services to more than 400 artists.
We believe our global footprint is the world’s largest music advertising network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, numerous retail outlets and call centers, selling over 480 million tickets in 2018 through our systems. Ticketmaster serves approximately 12,000 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenationentertainment.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”
Our Strategy
Our strategy is to grow our leadership position in live entertainment, to promote more shows, sell more tickets and partner with more sponsors, thereby increasing our revenue, earnings and cash flow. We serve artists, venues and teams to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, advertising and mobile platforms; and we are paid by advertisers that want to connect their brands with our passionate fan base.

Our core businesses surrounding the promotion of live events include ticketing, and sponsorship and advertising. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.

•
Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artist managers, we believe we can continue to expand our concert base by delivering strong and consistent services to our artist managers and their clients.

•
Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization through improved onsite products, merchandising, and enhanced buying experiences for our fans.

•
Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will continue to enhance our API features to reach a broader audience and expand our digital ticketing rollout, strengthening control distribution for all parties and creating new and unique marketing opportunities. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels, drive increased ticket sales, and continue to build our client base.

•
Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing our nearly 93 million fans attending our shows each year. We will continue to develop and to scale new products in order to drive onsite revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.

•	Fans. During 2018, we connected over 570 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently market our shows to them.

•
Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2018, we promoted shows or tours for over 4,500 artists globally. In addition, through our artist management companies, we manage more than 400 artists.

•
Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.

•
Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 40 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in, 237 venues located across 11 countries as of the end of 2018, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 104 festivals globally. In addition, we believe that our global ticketing distribution network—which includes one of the largest ecommerce sites and apps, with over 61 million downloads and approximately 12,000 clients worldwide—makes us the largest ticketing network in the world.

•
Sponsors. We employ a sales force of over 450 people that worked with over 1,000 sponsors during 2018, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citibank, O2, American Express, Pepsi, Cisco, Hilton and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
Our Industry
We operate in the following main industries within the live entertainment business: live music events, music venue operations, the provision of management and other services to artists, sponsorship and advertising sales, and ticketing services.
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
Venue operators typically contract with promoters to have their venues rented for specific events on specific dates and receive fixed fees or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket-taking, and receive some or all of the revenue from concessions, merchandise, parking and premium seating.
The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising and promotional programs to a variety of companies to advertise or promote their brand, product or service. These sponsorships typically include venue naming rights, onsite venue signage, online advertisements and exclusive partner rights in various categories such as credit card, beverage, travel and telecommunications, and may include event pre-sales and onsite product activation.
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
Our Business
Our reportable segments are Concerts, Sponsorship & Advertising and Ticketing.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $8.8 billion, or 81.3%, of our total revenue during 2018. We promoted almost 35,000 live music and other events in 2018, including artists such as Beyoncé and Jay-Z, P!nk, Kevin Hart, Justin Timberlake, Imagine Dragons and Bruno Mars and through festivals such as Austin City Limits, Lollapolooza, Electric Daisy

Carnival, Rock Werchter, Reading and Download. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
As a promoter, we earn revenue primarily from the sale of tickets and pay artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits. For each event we promote, we either use a venue we own or operate, or rent a third-party venue. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.
As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income and ticket rebates or service charges earned on tickets sold through our internal ticketing operations or by third parties under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire, which is recorded in revenue with limited associated direct operating expenses. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income.
As a festival promoter, we typically book artists, secure festival sites, provide for third-party production services, sell tickets and advertise events to attract fans. We also provide or arrange for third parties to provide operational services as needed such as concessions, merchandising and security. We earn revenue from the sale of tickets and typically pay artists a fixed guaranteed amount. We also earn revenue from the sale of concessions, camping fees and service charges earned on tickets sold. For each event, we either use a festival site we own or rent a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue, artist relationship and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $504 million, or 4.7%, of our total revenue during 2018. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or service charge, for these services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During the year ended December 31, 2018, we sold 52%, 43%, 4% and 1% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $1.5 billion, or 14.2%, of our total revenue during 2018, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold 217 million tickets in 2018 on which we were paid fees for our services. In addition, approximately 265 million tickets were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we do not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related Ticketing operating income generally increases as well.

We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with our guidance and recommendations. Agreements with venue clients in North America and Australia generally grant us exclusive rights to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients in other international markets generally grant us the right to an allocation of tickets for events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Similarly, in such international markets we have venue agreements which provide Ticketmaster an allocation of tickets for all events at those venues. Where we have exclusive venue contracts, clients may not utilize, authorize or promote the services of third-party ticketing companies or technologies while under contract with us. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and our clients, and generally subject to Ticketmaster approval, the client may allocate certain tickets for artist, promoter, agent and venue use and not make those tickets available for sale by us. Due to these and other permitted third-party ticket distribution channels, we do not always sell all of our clients’ tickets, even at venues where we are the exclusive primary ticketing service provider, and the amount of tickets that we sell varies from client to client and from event to event, and also varies as to any given client from year to year.
We currently offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. We enter into arrangements with the holders of tickets previously distributed by a venue or other source to post those tickets for sale at a purchase price equal to a new sales price, determined by the ticket holder, plus a service fee to the buyer. The seller in this circumstance receives the new sales price less a seller service fee.
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

•
Theaters—Theaters are indoor venues that are built primarily for music events, but may include theatrical performances. These venues typically have a capacity of between 1,000 and 6,500. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. Because these venues have a smaller capacity than an amphitheater or arena, they do not offer as much economic upside on a per show basis.

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
The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2018:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	—	1	—	1
Amphitheater	5,000 - 30,000	10	32	5	14	—	61
Arena	5,000 - 20,000	1	5	2	2	—	10
Theater	1,000 - 6,500	7	44	9	20	2	82
Club	Less than 1,000	3	22	1	13	1	40
House of Blues	1,000 - 2,000	2	9	—	—	—	11
Festival Site *	Varies	5	—	—	27	—	32
Total venues in operation		28	112	17	77	3	237

Venues currently under construction		—	7	—	—	—	7
Venues not currently in operation		1	2	—	—	—	3

Total venues in operation by location:
North America		19	88	13	59	3	182
International		9	24	4	18	—	55
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
Competition
Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:

•	the quality of service delivered to our artists, fans, ticketing clients and corporate sponsors;

•	our track record and reputation in promoting and producing live music events and tours both domestically and internationally;

•	artist relationships;

•	our global footprint;

•	the quality of our ticketing software and services;

•	our ecommerce site and associated database;

•	our diverse distribution platform (venues);

•	the scope, effectiveness and expertise of our advertising and sponsorship programs; and

•	our financial stability.
Although we believe that our products and services currently compete favorably with respect to such factors, we cannot provide any assurance that we can maintain our competitive position against current and potential competitors, especially those with significantly greater brand recognition, or greater financial, marketing, technical and other resources.

In the markets in which we promote music concerts, we face competition from other promoters and venue operators. We believe that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.
Some of our competitors in the live music promotion industry are Anschutz Entertainment Group, or AEG, Frontier Touring, Another Planet Entertainment, Jam Productions, Ltd. and I.M.P in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia and Australia. AEG operates under a number of different names including AEG Live, Concerts West, Goldenvoice and The Messina Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include ASM Global, The Madison Square Garden Company, The Nederlander Organization and Bowery Presents, in addition to numerous smaller regional companies in North America, Europe and Australia/New Zealand. Some of our competitors in venue management may have more attractive or a greater number of venues in certain markets, and may have greater financial resources in those markets.
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale, notwithstanding federal and state prohibitions. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.
We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, Ticketfly and SeatGeek; secondary ticketing companies such as StubHub, Vivid Seats, TicketNetwork and SeatGeek; and many others, including large technology and ecommerce companies that we understand have recently entered or are likely to enter these markets.
Government Regulations
We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:

•	privacy and the protection of personal or sensitive information;

•	compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;

•	primary ticketing and ticket resale services;

•	construction, renovation and operation of our venues;

•	licensing, permitting and zoning, including noise ordinances;

•	human health, safety and sanitation requirements;

•	the service of food and alcoholic beverages;

•	working conditions, labor, minimum wage and hour, citizenship and employment laws;

•	compliance with the Americans with Disabilities Act of 1990 (“ADA”), the United Kingdom’s Disability Discrimination Act of 1995 (“DDA”) and similar regulations in other countries;

•	hazardous and non-hazardous waste and other environmental protection laws;

•	sales and other taxes and withholding of taxes;

•	marketing activities via the telephone and online; and

•	historic landmark rules.
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
From time to time, governmental bodies have proposed legislation that could have an effect on our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Some jurisdictions have also proposed legislation that would restrict ticketing methods or mandate ticket inventory disclosure.
In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.
Intellectual Property
We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works. We have registered many of our trademarks in the United States and in numerous foreign countries. We believe that our intellectual property has significant value and is important to our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.
Employees
As of December 31, 2018, we had approximately 9,500 full-time employees, including 6,200 in North America and 3,300 international employees, of which approximately 9,300 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. As of December 31, 2018, we employed approximately 13,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 29,000 seasonal and part-time employees in 2018.
The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we have good relationships with our employees and other unionized labor involved in our events, and there have been no significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.
Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 21, 2019.

Name	Age	Position

Michael Rapino	53	President, Chief Executive Officer and Director
Ron Bension	64	President–HOB Entertainment
Joe Berchtold	54	President
Brian Capo	52	Chief Accounting Officer
Arthur Fogel	65	Chairman–Global Music and President–Global Touring
John Hopmans	60	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Amy Howe	46	President–Ticketmaster North America
John Reid	57	President–Europe Concerts
Alan Ridgeway	52	Chairman–Asia Pacific
Bob Roux	61	President–US Concerts
Michael Rowles	53	General Counsel and Secretary
Jared Smith	41	President–Ticketmaster
Russell Wallach	53	President–Sponsorship and Advertising
Kathy Willard	52	Chief Financial Officer
Mark Yovich	44	President–Ticketmaster International
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Ron Bension is President of our HOB Entertainment division and has served in this capacity since November 2010. Mr. Bension has worked for us or our predecessors since joining us in January 2010.
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
Amy Howe is President of Ticketmaster’s North America division and has served in this capacity since February 2019. Prior to that, Ms. Howe served as Chief Operating Officer of Ticketmaster North America since January 2016. Previously, Ms. Howe served as our Chief Strategy Officer since joining us in April 2014. Prior to that, Ms. Howe was most recently a partner at McKinsey & Company, after joining them in 1999.

John Reid is President of our Europe Concerts division and has served in this capacity since joining us in January 2012.
Alan Ridgeway is Chairman of our Asia Pacific region and has served in this capacity since January 2019. Prior to that, Mr. Ridgeway served as President of our International and Emerging Markets division since November 2011. Mr. Ridgeway has worked for us or our predecessors since 2002.
Bob Roux is President of our US Concerts division and has served in this capacity since October 2010. Mr. Roux has worked for us or our predecessors since 1990.
Michael Rowles is our General Counsel and has served in this capacity since joining us in March 2006 and as our Secretary since May 2007.
Jared Smith is President of Ticketmaster and has served in this capacity since January 2018. Prior to that, Mr. Smith served as President of Ticketmaster’s North America division since May 2013 and has worked for us or our predecessors since 2003.
Russell Wallach is President of our Sponsorship and Advertising division and has served in this capacity since July 2006. Mr. Wallach has worked for us or our predecessors since 1996.
Kathy Willard is our Chief Financial Officer and has served in this capacity since September 2007. Ms. Willard has worked for us or our predecessors since 1998.
Mark Yovich is President of Ticketmaster’s International division and has served in this capacity since November 2011. Mr. Yovich has worked for us or our predecessors since 2000.
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
Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season and subscription sales. We also face competition in the resale of tickets from auction websites and resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. As we are also a content provider and venue operator we may face direct competition with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies, and statutory. These restrictions include: restrictions on linking from our page on the www.ticketmaster.com website that informs consumers that no tickets were found in response to their ticket request to our resale ticketing options without first obtaining approval from the State of New Jersey as to any material changes to our current linking practices; a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by similar restrictions. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
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
System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, wifi and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions. The large infrastructure plant that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that Ticketmaster receives. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing our services.
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
Due to the nature of our business, we process, store, use, transfer and disclose certain personal or sensitive information about our customers and employees. Penetration of our network or other misappropriation or misuse of personal or sensitive information and data, including credit card information, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage our reputation with consumers, ticketing clients and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring.
Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. In addition, despite our best efforts, we may be unable to anticipate these techniques or implement adequate preventative measures. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future.
We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. For example, in the second quarter of 2018, we became aware that a third-party customer support product, used in certain jurisdictions outside the U.S., was infected with a malicious code that may have allowed an unauthorized party to skim customers’ personal or payment information from their browsers. While we acted promptly to disable the infected third-party product, we continue to review our systems and interface with regulatory authorities as a result of this incident. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
In addition to the above concerns related to network and data security, the collection, transfer, use, disclosure, security and retention of personal or sensitive information and other user data are governed by existing and evolving federal, state and international laws. We have expended significant capital and other resources to keep abreast of the evolving privacy landscape, including the establishment of a dedicated global privacy organization within our legal team. However, our business could be adversely affected if legislation or regulations are expanded to require changes in business practices or policies (including, for example, practices or policies regarding the collection, transfer, use, disclosure, security, and retention of personal or sensitive information), or if governing jurisdictions interpret or implement legislation or regulations in a manner which negatively affects our business, financial condition and/or results of operations. Due to the changes in the data privacy regulatory environment, we may incur additional costs and challenges to our business that restrict or limit our ability to collect, transfer, use, disclose, secure, or retain personal or sensitive information. These changes in data privacy laws may require us to modify our current or future products, services, programs, practices or policies, which may in turn impact the products and services available to our customers.
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) that governs data privacy became effective on May 25, 2018. The GDPR imposed a minimum set of rules in relation to the processing of E.U. residents’ personal information, which each E.U. Member State is required to transpose into national law (in the United Kingdom, for example, the GDPR was given direct effect via the Data Protection Act of 2018). The GDPR therefore did not result in a harmonized system of data privacy laws in the E.U.; national law variations may apply. Failure to comply with the GDPR may result in significant monetary penalties of up to (a) 4% of a company’s worldwide total revenue or (b) €20 million, whichever is the highest. We committed significant capital and personnel resources to ensure, so far as is possible, that we are in compliance with the GDPR; however, there can be no assurances that violations will not occur, particularly given the complexity of the GDPR and related local laws, our business, and the uncertainties that accompany new, comprehensive legislation.
As we expand our operations into new jurisdictions, the costs associated with compliance with applicable local data privacy laws and regulations increases. It is possible that government or industry regulation in these markets will require us to deviate from our standard processes and/or make changes to our products, services and operations, which will increase operational cost and risk.
Our failure or the failure of the various third-party vendors and service providers with which we are affiliated or otherwise conduct business to comply with applicable federal, state or international laws and regulations and/or to comply with our privacy policies and/or or any compromise of security that results in the unauthorized collection, transfer, use or disclosure of personal or sensitive information or other user data may result in negative publicity resulting in reputation or brand damage, may discourage potential users from purchasing tickets or trying our products and services, and may result in proceedings/fines by governmental agencies and/or private litigation brought by consumers; the realization of one or all of the foregoing could adversely affect our business, financial condition and results of operations.
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
In the event of actual or threatened terrorism events, some artists may refuse to travel or book tours, which could adversely affect our business. Attendance at events may decline due to fears over terrorism and contagious disease outbreaks, which could adversely impact our operating results. There have been terrorist attacks at events that we have promoted or with which we have otherwise been involved, which have resulted in lawsuits questioning, among other things, the adequacy of the security precautions at these events. While we are constantly evaluating the security precautions for our events in an effort to ensure the safety of the public, no security measures can guarantee safety and there can be no assurances that we won’t face liabilities, which could be substantial and materially impact our operating results, in connection with such terrorist attacks at our events. In addition, we hold a large number of events at third-party venues that we do not own or operate. While we do not have direct control over the security at such venues, there can be no guarantees that victims of a terrorism or casualty event at such venues will not seek to impose, or ultimately be successful in imposing, liability on us. The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business, as well as our operating results.
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
In addition, given our substantial operations in the United Kingdom (the “U.K.”) and the E.U., we face risks and uncertainties due to the referendum and approval by voters in the U.K. of an exit from the E.U., commonly referred to as “Brexit.” These risks and uncertainties include potential deterioration in the macroeconomic environment that could lead to less demand for concerts and other live entertainment in the U.K. and the E.U., potential legal and regulatory changes that could, among other things, impact the ease of movement between the U.K. and the E.U. for artists and touring personnel, and exchange rate risks such as the ten percent drop in the U.K. pound sterling against the U.S. dollar that occurred the day after the Brexit referendum, which resulted in higher artist fees in pound sterling terms (see the risk factor captioned “Exchange rates may cause fluctuations in our results of operations that are not related to our operations” below for more discussion of the impact of currency fluctuations on our business). The form and specific mechanics of Brexit are still in the process of being determined, and thus the full parameters and implications of Brexit are currently unknown; however, these and other factors, if realized, could adversely affect our business, financial condition and results of operations.

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
Our failure to comply with these laws and regulations could result in proceedings/fines against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods, mandate ticket inventory disclosure and attack current policies governing season tickets for sports teams. Additionally, governmental actions such as the current sanctions by the United States Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations and as a result, we may be at a competitive disadvantage. Other states and Canadian provinces have commenced investigations or inquiries regarding the relationship between us and certain of our subsidiaries and other aspects of our ticketing business, including a suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. We have incurred significant legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2018, our international operations accounted for approximately 34% of our revenue. We cannot predict the future relationship between the United

States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced a foreign exchange rate operating loss of $1.8 million for the year ended December 31, 2018 and foreign exchange rate operating income of $7.2 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively, which impacted our operating income. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
We are also subject to laws and regulations, including those relating to antitrust at the state, federal and international levels, that could significantly affect our ability to expand our business through acquisitions. For example, the FTC and the Antitrust Division of the United States Department of Justice with respect to our domestic acquisitions, and the European Commission (the antitrust regulator of the E.U.) and the United Kingdom Competition Commission with respect to our European acquisitions, have the authority to challenge our acquisitions on antitrust grounds before or after the acquisitions are completed. Our failure or inability to complete future acquisitions as a result of such laws and regulations, or the imposition of unfavorable terms as a condition to the completion of an acquisition, could have a material adverse effect on our business and results of operations.
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

The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)
March 31, 2017	$(21,366)
June 30, 2017	$113,433
September 30, 2017	$201,347
December 31, 2017	$(202,017)
March 31, 2018	$(6,030)
June 30, 2018	$134,725
September 30, 2018	$234,219
December 31, 2018	$(90,378)
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
We have been granted patents and/or have patent applications pending with the United States Patent and Trademark Office and/or various foreign patent authorities for various proprietary technologies and other inventions. Any patent application filed may not result in a patent being issued, or existing or future patents may not be adjudicated valid by a court or be afforded adequate protection against competitors with similar technology. Likewise, the issuance of a patent to us does not mean that its processes or inventions will not be found to infringe upon patents or other rights previously issued to third parties. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
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
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, liability, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2018, we had property and equipment with a net book value of $946.6 million. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
As of December 31, 2018, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $94.9 million was $2.9 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $276.3 million, with outstanding letters of credit of $88.7 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2018, $82.1 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in 2019, $194.5 million is due in the aggregate in 2020 and 2021, $1.7 billion is due in the aggregate in 2022 and 2023 and $892.7 million is due thereafter. In addition, as of December 31, 2018, we had $2.5 billion in operating lease commitments, of which $195.2 million is due in 2019 and $189.0 million is due in 2020. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2019. See the table in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.
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
None.
ITEM 2.    PROPERTIES
As of December 31, 2018, we own, operate or lease 120 entertainment venues and 144 other facilities, including office leases, throughout North America and 37 entertainment venues and 118 other facilities internationally. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff.
Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to 10 years for our office leases and five to 25 years for our venue leases, and many include renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.
ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 6—Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,402 stockholders of record as of February 21, 2019. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Dividend Policy
From inception and through December 31, 2018, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.
Recent Sales of Unregistered Securities
On December 10, 2018, we issued 28 shares of common stock to a holder of our 2.5% convertible senior notes due 2019 in respect of such holder’s election to convert $1,000 principal amount of notes in accordance with the conversion rights set forth in the indenture governing the notes. The shares of common stock issued in the transaction were valued using a conversion rate of 28.8363 shares issuable per $1,000 principal amount of notes converted (with cash paid in lieu of fractional shares), as set forth in the indenture, representing an implied conversion price of $34.68 per share. We relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof for transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2018	2017 (1)	2016 (1)	2015 (1)	2014 (1)
	(in thousands except per share data)
Results of Operations Data (2):
Revenue	$10,787,800	$9,687,222	$7,826,336	$6,776,584	$6,413,668
Operating income (3)	$272,536	$91,397	$194,940	$131,372	$7,164
Income (loss) before income taxes (3)	$131,105	$(9,380)	$48,326	$6,353	(99,820)
Net income (loss) attributable to common stockholders of Live Nation (4)	$60,249	$(6,015)	$2,942	$(32,508)	$(90,807)
Basic and diluted net loss available to common stockholders of Live Nation	$(17,651)	$(97,646)	$(47,010)	$(65,687)	$(96,467)
Basic and diluted net loss per common share available to common stockholders of Live Nation (5)	$(0.09)	$(0.48)	$(0.23)	$(0.33)	$(0.49)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Balance Sheet Data (2):
Total assets	$8,496,886	$7,504,263	$6,764,266	$6,156,241	$5,968,361
Long-term debt, net (including current maturities)	$2,815,020	$2,299,959	$2,313,053	$2,045,014	$2,043,400
Redeemable noncontrolling interests	$329,355	$244,727	$347,068	$263,715	$168,855
_________

(1)
Financial data has been adjusted for the impact of our adoption of the new revenue recognition standard on January 1, 2018. See Item 8.—Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies for further discussion.

(2)
Acquisitions and dispositions along with changes in foreign exchange rates can significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.

(3)
The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018. In addition, the years ended December 31, 2018, 2017 and 2014, include $10.5 million, $20.0 million and $135.0 million, respectively, of goodwill impairments recorded in conjunction with our annual impairment tests.

(4)
The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018, and a $55.7 million income tax benefit from the 2017 United States tax reform change. See Item 8. Financial Statements and Supplementary Data—Note 8—Income Taxes for further discussion of the 2017 tax reform change. In addition, the years ended December 31, 2018, 2017 and 2014, include $10.5 million, $20.0 million and $97.4 million, respectively, of goodwill impairments, net of the noncontrolling interests share of the 2014 impairments, recorded in conjunction with our annual impairment tests.

(5)
The year ended December 31, 2018 includes a loss of $0.05 per common share, on a basic and diluted basis, from the impact of the goodwill impairment. The year ended December 31, 2017 includes a loss of $0.36 per common share from the impact of the legal settlement and goodwill impairment offset by the tax benefit from the 2017 tax reform change. The year ended December 31, 2014 includes a loss of $0.48 per common share from the net impact of the goodwill impairments.

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

Executive Overview
Live Nation continued to see strong demand for live events in 2018, powering the concerts center of our business flywheel and leading to another record year for all three of our segments. Our execution of our key strategic initiatives is elevating the live experience through our Concerts, Sponsorship & Advertising and Ticketing businesses to maximize benefits to the fans, to the many artists and teams with whom we work, and to our stockholders. We entered new markets during the year and introduced additional ticketing products that we believe provide growth for years to come. The rapidly changing technology landscape offers unique challenges that we met with transparency and through innovative solutions, while delivering record numbers in our key financial and operational metrics.
Our total revenue for the year was $10.8 billion, making this our thirteenth consecutive year of revenue growth and giving us, once again, our highest revenue year ever. Our Concerts, Sponsorship & Advertising and Ticketing segments all reported double-digit revenue growth as a result of both record attendance at our concerts and record ticket sales in our ticketing business. Our focus on amplifying and growing our concert flywheel continues to deliver benefits; the unique power of the live concert experience enables fans around the world to connect with artists and each other and provides us the platform to connect with the fans. Our overall revenue in 2018 increased by $1.1 billion, or 11%, on a reported and constant currency basis as compared to last year. The increase was largely driven by growth in our Concerts segment due to a higher number of events, fans, and average per show revenue we are generating from the events. Ticketing increased as well, with strong growth in concert event ticket sales in North America as well as the continued expansion of our resale business. Sponsorship & Advertising again delivered strong growth over the prior year due to a number of new strategic multi-year deals as well as growth in our European festival sponsorship business. Our operating results improved this year, compared to 2017, due to both improved business performance as well as the impact of the legal settlement accrued in 2017.
As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified, secure choices in an expanded ticketing marketplace. This gives us a compelling opportunity to grow our fan base and our results.
Our Concerts segment was the largest contributor to our overall revenue growth in 2018, with an increase of $878.0 million, or 11%, on a reported basis as compared to last year, or $852.4 million, also 11%, without the impact of changes in foreign exchange rates. This higher revenue was due to additional arena and amphitheater shows, regional acquisitions in the United States and festival growth worldwide. Some of the biggest tours in 2018 featured Beyoncé and Jay-Z, P!nk, Justin Timberlake, Imagine Dragons and Bruno Mars. Overall, Concerts attendance grew by 6.5 million to nearly 93 million fans, a record for the company, and an increase of 8% over the prior year. We continued to expand our global festival portfolio in 2018, adding brands, including Isle of Wight, to our strong roster and growing total festival attendance. Our amphitheater shows were strong in 2018 as well, with the Dave Matthews Band, Jason Aldean and Kendrick Lamar all playing to sold out audiences over the summer. The growth of our amphitheater onsite business continued in 2018, with a focus on expanding our food and beverage point of sale systems, optimizing beverage sizing and pricing, and developing new premium programs for parking and VIP areas. These programs helped grow our ancillary revenue per fan at our amphitheaters by approximately $3 in 2018. Another of our ongoing priorities is to grow our ticket revenue by optimizing ticket pricing based on demand. We saw success in this area globally this year, by increasing the price for our best available seats in our amphitheaters and arenas by double-digits. Our Concerts operating results for the year improved over the prior year largely due to the impact of these business improvements and strategic initiatives. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and thereby sell more tickets and onsite products.
Our Sponsorship & Advertising segment revenue for the year was up $58.8 million, or 13%, on a reported basis as compared to last year, or $56.7 million, also 13%, without the impact of changes in foreign exchange rates. In 2018, we increased our strategic sponsors globally, and grew revenue for these partners by double-digits. In our North America market, we continue to secure deals with innovative, market-leading brands. Our investment in new venue and festival products has grown our onsite sponsorship revenue while we develop new streaming opportunities and other content to support our online business. In Europe, we capitalized on our strong network of festivals, growing our sponsorship revenue on existing shows while adding revenue streams for newly-acquired events. We believe that our extensive onsite and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the keys to securing long-term sponsorship agreements with major brands, and we plan to expand and enhance these assets while extending further into new markets internationally.
Our Ticketing segment revenue for 2018 increased by $183.1 million, or 14%, on a reported basis as compared to last year, or $181.1 million, a 13% increase, without the impact of changes in foreign exchange rates. This increase was largely due to a 6% growth in fee-bearing ticket sales globally to over 217 million tickets in 2018, largely driven by increased sales for concert events. Our digital ticketing initiative continues to accelerate: we have installed our Presence system in over 200 venues in North America through the end of 2018, with approximately 40 million fans entering venues via the platform. App installations increased by over 40% during the year, creating additional marketing opportunities for our company and driving conversion from search and discovery to purchase. On the mobile front, over 40% of our total tickets were sold via mobile and tablet devices in 2018, and our total mobile ticket sales increased by 35% year-over-year. Operating results for Ticketing were up this year due to improved business performance as well as the impact of the legal settlement accrued in 2017. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to continue to attract more ticket buyers and enhance the overall fan and venue/artist client experience.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue, artist relationship and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related content. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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

Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charges as our fee. Gross transaction value (“GTV”) represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our outside clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized when the event occurs.
To judge the health of our Ticketing segment, we primarily review the GTV and the number of tickets sold through our ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, the overall number of customers in our database, the number and percentage of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
Key Operating Metrics

	Year Ended December 31,
	2018	2017	2016
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	24,186	19,933	17,554
International	10,810	9,659	8,731
Total estimated events	34,996	29,592	26,285
Estimated fans:
North America	61,159	54,868	48,611
International	31,607	31,363	22,408
Total estimated fans	92,766	86,231	71,019
Ticketing (2)
Number of fee-bearing tickets sold	217,442	205,703	187,051
Number of non-fee-bearing tickets sold	265,080	267,713	267,767
Total tickets sold	482,522	473,416	454,818
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

(2)
The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing and which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures
Reconciliation of Adjusted Operating Income (Loss)
AOI is a non-GAAP financial measure that we define as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
			(in thousands)
2018
Concerts	$(36,205)	$12,203	$10,361	$206,772	$—	$32,851	$225,982
Sponsorship & Advertising	283,153	1,665	2	30,779	—	—	315,599
Ticketing	201,914	4,753	7	143,551	85,110	1,177	436,512
Other and Eliminations	(18,311)	—	—	817	(5,023)	—	(22,517)
Corporate	(158,015)	26,961	(1)	4,610	—	13	(126,432)
Total	$272,536	$45,582	$10,369	$386,529	$80,087	$34,041	$829,144
2017
Concerts	$(93,589)	$18,872	$(1,056)	$226,315	$—	$34,461	$185,003
Sponsorship & Advertising	251,486	1,375	—	27,669	—	—	280,530
Ticketing	90,905	4,117	49	112,727	88,050	2,011	297,859
Other and Eliminations	(17,338)	—	—	433	(4,716)	—	(21,621)
Corporate	(140,067)	18,391	38	5,057	—	(47)	(116,628)
Total	$91,397	$42,755	$(969)	$372,201	$83,334	$36,425	$625,143
2016
Concerts	$(63,290)	$10,459	$(61)	$194,715	$—	$7,315	$149,138
Sponsorship & Advertising	228,105	1,295	—	18,206	—	—	247,606
Ticketing	174,491	3,699	68	98,290	87,635	1,095	365,278
Other and Eliminations	(14,675)	234	—	2,940	(2,568)	207	(13,862)
Corporate	(129,691)	17,036	117	4,433	—	85	(108,020)
Total	$194,940	$32,723	$124	$318,584	$85,067	$8,702	$640,140
AOI Margin
AOI margin is a non-GAAP financial measure that we calculate by dividing AOI by revenue. We use AOI margin to evaluate the performance of our operating segments. We believe that information about AOI margin assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI margin is not calculated or presented in accordance with GAAP. A limitation of the use of AOI margin as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI margin should be considered in addition to, and not as a substitute for, operating income (loss) margin, and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI margin as presented herein may not be comparable to similarly titled measures of other companies.
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2018 vs 2017	% Change 2017 vs 2016
	2018	2017	2016
	(in thousands)
Revenue	$8,770,031	$7,892,076	$6,283,521	11%	26%
Direct operating expenses	7,340,757	6,641,071	5,202,097	11%	28%
Selling, general and administrative expenses	1,248,346	1,119,335	950,060	12%	18%
Depreciation and amortization	196,272	206,315	194,715	(5)%	6%
Goodwill impairment	10,500	20,000	—	(48)%	*
Loss (gain) on disposal of operating assets	10,361	(1,056)	(61)	*	*
Operating loss	$(36,205)	$(93,589)	$(63,290)	61%	(48)%
Operating margin	(0.4)%	(1.2)%	(1.0)%
AOI **	$225,982	$185,003	$149,138	22%	24%
AOI margin	2.6%	2.3%	2.4%
_____________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
2018 Compared to 2017
Revenue
Concerts revenue increased $878.0 million during the year ended December 31, 2018 as compared to the prior year. Excluding the increase of $25.6 million related to currency impacts, revenue increased $852.4 million, or 11%, primarily due to increased arena and festival activity globally, higher North America amphitheater activity, including increased ancillary revenue per fan, and more shows in our North America theater and clubs. These increases were partially offset by fewer shows in stadiums globally along with lower average ticket prices in our North America stadium events. Concerts had incremental revenue of $291.1 million primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The improved operating results for Concerts for the year ended December 31, 2018 were primarily driven by improved overall operating results at our events discussed above partially offset by higher compensation costs associated with salary increases and headcount growth and a loss recognized on the sale of an artist management business located in the United Kingdom and the United States. Included in selling, general and administrative expenses for the year ended December 31, 2018 is $41.5 million of expenses related to new acquisitions and new venues in the Concerts segment. We recorded a $10.5 million goodwill impairment related to our artist services (non-management) business in the fourth quarter of 2018 in connection with our annual impairment test discussed in “—Critical Accounting Policies—Goodwill.”
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2018 vs 2017	% Change 2017 vs 2016
	2018	2017	2016
	(in thousands)
Revenue	$503,968	$445,148	$377,618	13%	18%
Direct operating expenses	92,494	78,725	60,218	17%	31%
Selling, general and administrative expenses	97,540	87,268	71,089	12%	23%
Depreciation and amortization	30,779	27,669	18,206	11%	52%
Loss on sale of operating assets	2	—	—	*	*
Operating income	$283,153	$251,486	$228,105	13%	10%
Operating margin	56.2%	56.5%	60.4%
AOI **	$315,599	$280,530	$247,606	13%	13%
AOI margin	62.6%	63.0%	65.6%
_______

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
2018 Compared to 2017
Revenue
Sponsorship & Advertising revenue increased $58.8 million during the year ended December 31, 2018 as compared to the prior year. Excluding the increase of $2.1 million related to currency impacts, revenue increased $56.7 million, or 13%, primarily due to higher online advertising and festival sponsorships globally along with new sponsorship programs in North America.
Operating results
The increased operating income for the year ended December 31, 2018 was primarily driven by the higher online advertising, festival activity and sponsorship programs discussed above net of related fulfillment costs.
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
Operating results
The increased operating income for the year ended December 31, 2017 was primarily driven by new sponsorship programs, net of higher fulfillment costs, increased online advertising and lower reserves for bad debt partially offset by increased compensation costs associated with higher headcount and incremental amortization of $5.6 million from the acquisitions noted above.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2018 vs 2017	% Change 2017 vs 2016
	2018	2017	2016
		(as adjusted)	(as adjusted)
	(in thousands)
Revenue	$1,529,566	$1,346,510	$1,166,029	14%	15%
Direct operating expenses	549,265	460,881	382,690	19%	20%
Selling, general and administrative expenses	634,829	681,948	510,490	(7)%	34%
Depreciation and amortization	143,551	112,727	98,290	27%	15%
Loss on disposal of operating assets	7	49	68	*	*
Operating income	$201,914	$90,905	$174,491	*	(48)%
Operating margin	13.2%	6.8%	15.0%
AOI **	$436,512	$297,859	$365,278	47%	(18)%
AOI margin	28.5%	22.1%	31.3%

_________________

*	Percentages are not meaningful.
**	AOI is defined and reconciled to operating income (loss) above.
2018 Compared to 2017
Revenue
Ticketing revenue increased $183.1 million during the year ended December 31, 2018 as compared to the prior year. Excluding the increase of $2.0 million related to currency impacts, revenue increased $181.1 million, or 13%, primarily due to increased North America ticket volume and higher associated fees driven by concert events along with increased ancillary revenue.
Operating results
Ticketing operating income increased for the year ended December 31, 2018 primarily due to increased operating results from higher ticket sales in North America and increased ancillary revenue along with the impact of a $110.0 million accrual in 2017 for a legal settlement entered into in January 2018. These increases were partially offset by higher credit card related costs, increased compensation costs associated with higher headcount and annual salary increases, higher professional services costs and increased depreciation expense associated with technology enhancements.
2017 Compared to 2016
Revenue
Ticketing revenue increased $180.5 million during the year ended December 31, 2017 as compared to the prior year. Excluding the increase of $4.1 million related to currency impacts, revenue increased $176.4 million, or 15%, primarily due to increased global primary ticket volume and higher associated ticket fees, driven by concert events, along with higher North America resale volume driven by concert and theatrical events.
Operating results
Ticketing operating income decreased for the year ended December 31, 2017 primarily due to the $110.0 million legal accrual discussed above and increased compensation costs associated with higher headcount partially offset by improved operating results from higher primary and resale ticket sales.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2018 vs 2017		% Change 2017 vs 2016
	2018			2017	2016
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
				(as adjusted)	(as adjusted)
	(in thousands)
Revenue	$10,787,800	$(29,779)	$10,758,021	$9,687,222	$7,826,336	11%	11%	24%
Operating expenses:
Direct operating expenses	7,967,932	(19,032)	7,948,900	7,181,898	5,639,177	11%	11%	27%
Selling, general and administrative expenses	1,997,028	(10,283)	1,986,745	1,907,723	1,548,450	5%	4%	23%
Depreciation and amortization	386,529	(2,147)	384,382	372,201	318,584	4%	3%	17%
Loss (gain) on disposal of operating assets	10,369	169	10,538	(969)	124	*	*	*
Corporate expenses	153,406	(33)	153,373	134,972	125,061	14%	14%	8%
Operating income	272,536	$1,547	$274,083	91,397	194,940	*	*	(53)%
Operating margin	2.5%		2.5%	0.9%	2.5%
Interest expense	138,505			106,722	106,506
Loss on extinguishment of debt	2,471			1,048	14,049
Interest income	(8,961)			(5,717)	(2,573)
Equity in losses (earnings) of nonconsolidated affiliates	(2,747)			(1,161)	17,802
Other expense (income), net	12,163			(115)	10,830
Income (loss) before income taxes	131,105			(9,380)	48,326
Income tax expense (benefit)	40,765			(17,154)	28,029
Net income	90,340			7,774	20,297
Net income attributable to noncontrolling interests	30,091			13,789	17,355
Net income (loss) attributable to common stockholders of Live Nation	$60,249			$(6,015)	$2,942
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.

Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2017 include a $110.0 million legal settlement entered into in January 2018, which was accrued in the Ticketing segment.
Corporate
Corporate expenses increased $18.4 million, or 14%, during the year ended December 31, 2018 as compared to the prior year primarily due to higher stock-based compensation expense associated with the issuance of deferred stock awards in December 2017 along with higher headcount and annual salary increases.
Interest expense
Interest expense increased $31.8 million, or 30%, during the year ended December 31, 2018 as compared to the prior year primarily due to additional interest costs from the 5.625% senior notes and the 2.5% convertible senior notes due 2023, issued in March 2018.
Our debt balances, excluding unamortized debt discounts, were $2.9 billion and $2.3 billion as of December 31, 2018 and 2017, respectively.
Loss on extinguishment of debt
We recorded a loss on extinguishment of debt of $14.0 million for the year ended December 31, 2016 in connection with the refinancing of the term loans under our senior secured credit facility and the redemption of our 7.0% senior notes in October 2016. These obligations were paid with proceeds from the amended senior secured credit facility and the issuance of 4.875% senior notes due 2024. There were no significant losses on extinguishment of debt recorded in 2018 or 2017.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates for the year ended December 31, 2016 includes impairment charges of $16.5 million primarily related to investments in a digital content company and an online merchandise company both located in the United States. There were no significant impairments of nonconsolidated affiliates recorded in 2018 or 2017.
Other expense (income), net
Other expense (income), net was expense of $12.2 million and $10.8 million for the years ended December 31, 2018 and 2016, respectively, and includes net foreign exchange rate losses of $11.6 million and $8.8 million, respectively, and was income of $0.1 million for the year ended December 31, 2017 and includes net foreign exchange rate gains of $3.1 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income taxes
For the year ended December 31, 2018, we had a net tax expense of $40.8 million on income before income taxes of $131.1 million compared to a net tax benefit of $17.2 million on a loss before income taxes of $9.4 million for 2017. In 2018, the net income tax expense consisted of a $2.2 million tax expense related to United States federal income taxes, $31.6 million tax expense related to foreign entities and $7.0 million tax expense related to state and local income taxes. The net increase in tax expense of $57.9 million is due primarily to the $55.7 million tax benefit recorded in 2017 due to the reduction in certain federal deferred tax liabilities as a result of the enactment of the Tax Cuts and Jobs Act (“TCJA”).
For the year ended December 31, 2017, we had a net tax benefit of $17.2 million on a loss before income taxes of $9.4 million compared to a net tax expense of $28.0 million on income before income taxes of $48.3 million for 2016. In 2017, net income tax benefit consisted of a $57.1 million tax benefit related to United States federal income taxes offset by tax expense of $35.1 million related to foreign entities and $4.8 million related to state and local income taxes. The net decrease in tax expense of $45.2 million is due primarily to the reduction in certain federal deferred tax liabilities as a result of the enactment of the TCJA, partially offset by additional tax expense due to an increase in and the geographical mix of pre-tax foreign earnings.
On December 22, 2017, the TCJA was enacted, which amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. We have concluded that the TCJA will cause our United States deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The

TCJA subjects a United States corporation to tax on its Global Intangible Low-Taxed Income (“GILTI”). GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in United States taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes. We have elected to use the period cost method. Our financial statements for the current year reflect the effects of the TCJA based on current guidance, including the effects of the one-time transition tax on certain foreign earnings previously deferred from United States income taxes, the revaluation of our deferred tax assets and liabilities, the effects of the reduced rate of United States corporate income tax and certain other provisions of the TCJA.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $16.3 million during the year ended December 31, 2018 as compared to the prior year primarily related to improved operating results from certain festival promotion businesses located in the United States and the United Kingdom along with the acquisition of noncontrolling interests in various concert and festival promotion businesses globally.
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
Our balance sheet reflects cash and cash equivalents of $2.4 billion at December 31, 2018 and $1.8 billion at December 31, 2017. Included in the December 31, 2018 and 2017 cash and cash equivalents balance is $859.1 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $992.8 million in cash and cash equivalents, excluding client cash, at December 31, 2018. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion and $2.3 billion at December 31, 2018 and 2017, respectively. Our weighted-average cost of debt, excluding the unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at December 31, 2018.
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
Sources of Cash
Senior Secured Credit Facility
In March 2018, we amended our term loan B under the senior secured credit facility to reduce the applicable interest rate. At December 31, 2018, our senior secured credit facility consists of (i) a $190 million term loan A, (ii) a $970 million term loan B and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
During the year ended December 31, 2018, we made principal payments totaling $28.7 million on these term loans. At December 31, 2018, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $1.1 billion. There were no borrowings under the revolving credit facility as of December 31, 2018. Based on our outstanding letters of credit of $88.7 million, $276.3 million was available for future borrowings.
4.875% Senior Notes
At December 31, 2018, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature in November 2024. We may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes
In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 and the notes will mature in March 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.375% Senior Notes
At December 31, 2018, we had $250 million principal amount of 5.375% senior notes due 2022. Interest on the notes is payable semiannually in arrears on June 15 and December 15, and the notes will mature in June 2022. We may redeem at our option some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2019
At December 31, 2018, we had $28.7 million principal amount of convertible senior notes due 2019 outstanding. The notes pay interest semiannually in arrears on May 15 and November 15 at a rate of 2.5% per annum. The notes will mature in May 2019 and may not be redeemed by us prior to the maturity date. The notes are currently convertible without condition at an initial conversion rate of 28.8363 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 52.5% conversion premium based on the last reported sale price for our common stock of $22.74 on May 19, 2014. Upon conversion, we have elected to settle the notes in shares of common stock. The maximum number of shares that will be issued to satisfy the conversion is currently 0.8 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.5% convertible senior notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
2.5% Convertible Senior Notes Due 2023
In March 2018, we issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 at a rate of 2.5% per annum. The notes will mature in March 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price of our common stock of $44.05 on March 19, 2018. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
Extinguishment of Debt
In the March 2018 refinancing noted above, we received total proceeds of $850.0 million from the notes which were used to repay $246.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019 and to pay the related repurchase premium of $90.4 million on these notes along with accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available for general corporate purposes. We recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
In October 2016, we issued $575 million principal amount of 4.875% senior notes due 2024 and amended our senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of our borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of our 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. We recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016. There were no significant losses on extinguishment of debt recorded in 2017.

Debt Covenants
Our senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has one covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires us to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.0x over the trailing four consecutive quarters through September 30, 2019. The consolidated total leverage ratio will reduce to 4.75x on December 31, 2019 and 4.5x on December 31, 2020.
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
As of December 31, 2018, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2019.
Stock Option Exercises
During 2018, 2017 and 2016 we received $22.6 million, $51.1 million and $20.3 million, respectively, of proceeds from the exercise of employee stock options.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2018, we used $120.2 million of cash primarily for the payment of contingent consideration related to an acquisition in Europe that occurred prior to the current accounting guidance for business combinations along with the acquisitions of controlling interests in various concert promotion and artist management businesses that are all located in the United States. As of the date of acquisition, the acquired businesses had a total of $19.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Purchases and Sales of Noncontrolling Interests, net
In 2018, we used $159.6 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interest in a concert and festival promotion business located in the United States.

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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Maintenance capital expenditures	$135,022	$113,595	$92,125
Revenue generating capital expenditures	115,667	113,756	94,702
Total capital expenditures	$250,689	$227,351	$186,827
Maintenance capital expenditures for 2018 increased from the prior year primarily due to venue-related projects and leasehold improvements of certain office facilities.
Maintenance capital expenditures for 2017 increased from the prior year primarily associated with leasehold improvements of certain office facilities and technology system enhancements.
Revenue generating capital expenditures for 2017 increased from the prior year primarily due to wifi enhancements at our amphitheaters, festival site improvements and higher investment in technology.
For the years ended December 31, 2018, 2017 and 2016, $11.6 million, $20.5 million and $2.8 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above.
We currently expect capital expenditures to be approximately $300 million for the year ending December 31, 2019.
Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2018 and thus do not represent all expected expenditures for those periods.

The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and issuance costs), future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent and deferred consideration liabilities as of December 31, 2018 are as follows:

	Payments Due by Period
	Total	2019	2020-2021	2022-2023	2024 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities:
Term loans and revolving credit facility	$1,109,898	$31,076	$154,777	$924,045	$—
4.875% senior notes	575,000	—	—	—	575,000
5.625% senior notes	300,000	—	—	—	300,000
5.375% senior notes	250,000	—	—	250,000	—
2.5% convertible senior notes due 2023 (1)	550,000	—	—	550,000	—
2.5% convertible senior notes due 2019	28,673	28,673	—	—	—
Other long-term debt	96,308	22,393	39,718	16,495	17,702
Estimated interest payments (2)	604,712	122,551	235,375	180,897	65,889
Non-cancelable operating leases (3)	2,518,689	195,160	357,327	314,942	1,651,260
Non-cancelable contracts (3)	2,051,065	1,190,326	531,299	235,522	93,918
Capital expenditures	53,313	14,428	7,901	1,654	29,330
Contingent and deferred consideration	75,262	44,929	22,703	2,704	4,926
Uncertain income tax positions (4)	—	—	—	—	—
Total	$8,212,920	$1,649,536	$1,349,100	$2,476,259	$2,738,025
_____________
(1) On or after December 15, 2022, holders may convert their 2.5% convertible senior notes.
(2) Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2018.
(3) Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.7% for North America, 2.8% for the United Kingdom, 1.6% for Denmark and 1.6% for the Netherlands.
(4) Does not include $9.3 million of uncertain tax positions due to the unpredictable timing of the future payments.

Aggregate minimum rentals of $31.6 million to be paid to us in years 2019 through 2032 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Guarantees of Third-Party Obligations
As of December 31, 2018 and 2017, we guaranteed the debt of third parties of approximately $15.6 million and $18.3 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$941,586	$623,522	$598,739
Investing activities	$(496,909)	$(327,586)	$(426,477)
Financing activities	$188,784	$(127,083)	$99,212
Operating Activities
Year Ended 2018 Compared to Year Ended 2017
Cash provided by operating activities increased $318.1 million for the year ended December 31, 2018 as compared to the prior year. During 2018, we had higher net cash-related income and received more cash for future events, increasing deferred revenue. Additionally, our prepaid expenses increased due to higher event-related costs partially offset by the timing of payments of our accounts payable and accrued liabilities.
Year Ended 2017 Compared to Year Ended 2016
Cash provided by operating activities increased $24.8 million for the year ended December 31, 2017 as compared to the prior year. During 2017, our accounts payable and accrued liabilities increased based on timing of payments partially offset by an increase in prepaid event-related expenses and lower increase in deferred revenue as compared to the prior year.
Investing Activities
Year Ended 2018 Compared to Year Ended 2017
Cash used in investing activities increased $169.3 million for the year ended December 31, 2018 as compared to the prior year primarily due to higher acquisition payments, including purchases of intangible assets, and increased net notes receivable advances. See “—Uses of Cash” above for further discussion.
Year Ended 2017 Compared to Year Ended 2016
Cash used in investing activities decreased $98.9 million for the year ended December 31, 2017 as compared to the prior year due to lower net payments for acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Year Ended 2018 Compared to Year Ended 2017
Cash provided by financing activities increased $315.9 million for the year ended December 31, 2018 as compared to cash used in financing activities in the prior year primarily due to net proceeds from the refinancing of debt in March 2018 partially offset by taxes paid for net share settlements of equity awards and an increase in purchases of noncontrolling interests.
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

We expect these trends to continue in the future. See Item 1A.—Risk Factors—“Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.”
Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating income of    $98.6 million for the year ended December 31, 2018. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2018 by $9.9 million. As of December 31, 2018, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2018, we had forward currency contracts outstanding with a notional amount of $89.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.9 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2018. Of the total amount, taking into consideration existing interest rate hedges, we had $1.8 billion of fixed-rate debt and $1.1 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2018, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.9 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2018 with no subsequent change in rates for the remainder of the period.
Recent Accounting Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Item 8.—Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.
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
Consolidation
Typically we consolidate entities in which we own more than 50% of the voting common stock and control operations and also VIEs for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock and do not exercise significant influence over operating and financial policies are accounted for using the cost method of accounting. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.
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
Property, Plant and Equipment
We test for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the assets to the carrying amount of those assets. If the carrying value is greater than the estimated undiscounted future cash flows, the cost basis of the asset is reduced to reflect the current fair value. We use various assumptions in determining the current fair value of these assets, including future expected cash flows and discount rates, as well as future salvage values and other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
Intangibles
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable.
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
When performing quantitative assessments for impairment of our definite-lived and indefinite-lived intangible assets, we compare the estimated undiscounted future cash flows related to the asset or asset group to the carrying amount of those assets or asset group. If the carrying value is greater than the estimated undiscounted future cash flows, the cost basis of the asset or asset group is reduced to reflect the current fair value. We use various assumptions in determining the current fair value of these definite-lived and indefinite-lived intangible assets, including future expected cash flows, discount rates and royalty rates as well as other fair value measures. Our impairment loss calculations require us to apply judgment in estimating future cash flows, including forecasting useful lives of the assets and selecting the discount rate that reflects the risk inherent in future cash flows.
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
In both steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. We perform sensitivity analyses when the most likely result is unclear in the first and second steps in our process. Generally, we test for sensitivities to discount rates, revenue growth, and market multiples, which are the most significant assumptions.
In developing fair values for our reporting units, we may employ a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective reporting unit.
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
In 2018, all of our reporting units with goodwill were assessed under the first qualitative step. Five of the reporting units did not advance to the second step. These reporting units had improved market multiples and considerable excess of fair value over their carrying value in the most recent quantitative tests, while also having mixed results on discount rates and financial results when compared to recent financial expectations. Further review of these reporting units with sensitivity tests did not change our first step conclusions.
The Artist Management reporting unit advanced to the second step and its excess of fair value over carrying value was approximately 20%. The reporting unit had increased discount rates but had higher than previously projected financial results in the current year. Market multiples remained consistent with the prior year. Sensitivity tests on the Artist Management reporting unit showed that a 220-basis point change in the discount rate, or a 56% decline in the revenue growth rate, or a 240-basis point change in the market multiple was needed to change the conclusion.
Finally, the Artist Services reporting unit also advanced to the second step. However, due to a decrease in future financial performance expectations and increased discount rates, the reporting unit did not pass the quantitative test. This reporting unit accounts for approximately 2% of our goodwill at December 31, 2018. Based upon the results of the 2018 and 2017 tests, we recorded impairment charges of $10.5 million and $20.0 million, respectively, for the Artist Services (non-management) reporting unit. There were no impairment charges in 2016.
Given the results of the tests performed, although we cannot predict future performance or market conditions, we do not currently believe any of our reporting units, other than the Artist Services reporting unit, are at risk of failing the second step in the near future.

Revenue Recognition
Revenue from the promotion or production of an event is recognized when the show occurs. Revenue related to larger global tours is also recognized when the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
Revenue from our ticketing operations primarily consists of our share of convenience and order processing fees charged at the time a ticket for an event is sold in either the primary or secondary markets. We act as an agent on behalf of our clients and therefore do not record the face value of the tickets as revenue. For tickets sold for our concert and festival events, where our concert promoters control ticketing, revenue is recognized when the show occurs. Revenue for these ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs and these service charges are shared between our Ticketing and Concerts segments. For tickets sold for events of our third-party clients and secondary market sales, this revenue is recognized at the time of the sale and is recorded by our Ticketing segment.
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
The TCJA significantly changed existing United States tax law and includes numerous provisions that affect our business. We have completed the accounting for all the impacts of the TCJA. See—Item 8. Financial Statements and Supplementary Data—Note 8—Income Taxes for further information about these changes. These computations are based on the regulations and guidance already provided by federal and state tax authorities. We will continue to assess the impact of any further guidance from federal and state tax authorities on our business and consolidated financial statements. Any future adjustments will be recognized as discrete income tax expense or benefit in the period the guidance is issued.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2019 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for revenue recognition for the years ended December 31, 2018, 2017 and 2016.

Basis for Opinion
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
Los Angeles, California
February 28, 2019

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$2,371,540	$1,825,322
Accounts receivable, less allowance of $34,225 and $32,755 in 2018 and 2017, respectively	829,320	725,304
Prepaid expenses	597,866	546,713
Restricted cash	6,663	3,500
Other current assets	42,685	51,903
Total current assets	3,848,074	3,152,742
Property, plant and equipment
Land, buildings and improvements	984,558	955,937
Computer equipment and capitalized software	742,737	610,924
Furniture and other equipment	329,607	312,962
Construction in progress	160,028	133,906
	2,216,930	2,013,729
Less accumulated depreciation	1,270,337	1,127,793
	946,593	885,936
Intangible assets
Definite-lived intangible assets, net	661,451	729,265
Indefinite-lived intangible assets	368,854	369,023
Goodwill	1,822,943	1,754,589
Long-term advances	420,891	359,528
Other long-term assets	428,080	253,180
Total assets	$8,496,886	$7,504,263
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,037,162	$948,637
Accounts payable	90,253	85,666
Accrued expenses	1,245,465	1,109,246
Deferred revenue	1,227,797	925,220
Current portion of long-term debt, net	82,142	347,593
Other current liabilities	67,047	160,638
Total current liabilities	3,749,866	3,577,000
Long-term debt, net	2,732,878	1,952,366
Long-term deferred income taxes	137,067	137,635
Other long-term liabilities	204,977	174,391
Commitments and contingent liabilities
Redeemable noncontrolling interests	329,355	244,727
Stockholders’ equity
Preferred stock—Series A Junior Participating, $.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.01 par value; 450,000,000 shares authorized; 210,534,762 and 208,483,993 shares issued and 210,126,738 and 208,075,969 shares outstanding in 2018 and 2017, respectively	2,091	2,069
Additional paid-in capital	2,268,209	2,374,006
Accumulated deficit	(1,019,223)	(1,079,472)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(145,231)	(108,542)
Total Live Nation stockholders’ equity	1,098,981	1,181,196
Noncontrolling interests	243,762	236,948
Total equity	1,342,743	1,418,144
Total liabilities and equity	$8,496,886	$7,504,263

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016
		(as adjusted)	(as adjusted)
	(in thousands except share and per share data)
Revenue	$10,787,800	$9,687,222	$7,826,336
Operating expenses:
Direct operating expenses	7,967,932	7,181,898	5,639,177
Selling, general and administrative expenses	1,997,028	1,907,723	1,548,450
Depreciation and amortization	386,529	372,201	318,584
Loss (gain) on disposal of operating assets	10,369	(969)	124
Corporate expenses	153,406	134,972	125,061
Operating income	272,536	91,397	194,940
Interest expense	138,505	106,722	106,506
Loss on extinguishment of debt	2,471	1,048	14,049
Interest income	(8,961)	(5,717)	(2,573)
Equity in losses (earnings) of nonconsolidated affiliates	(2,747)	(1,161)	17,802
Other expense (income), net	12,163	(115)	10,830
Income (loss) before income taxes	131,105	(9,380)	48,326
Income tax expense (benefit)	40,765	(17,154)	28,029
Net income	90,340	7,774	20,297
Net income attributable to noncontrolling interests	30,091	13,789	17,355
Net income (loss) attributable to common stockholders of Live Nation	$60,249	$(6,015)	$2,942

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.09)	$(0.48)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	207,441,468	204,923,740	202,076,243

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$60,249	$(6,015)	$2,942
Accretion of redeemable noncontrolling interests	(77,900)	(91,631)	(49,952)
Basic and diluted net loss available to common stockholders of Live Nation	$(17,651)	$(97,646)	$(47,010)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income	$90,340	$7,774	$20,297
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(36,689)	67,704	(64,947)
Other	—	461	(103)
Comprehensive income (loss)	53,651	75,939	(44,753)
Comprehensive income attributable to noncontrolling interests	30,091	13,789	17,355
Comprehensive income (loss) attributable to common stockholders of Live Nation	$23,560	$62,150	$(62,108)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2015	202,030,582	$2,020	$2,428,566	$(1,075,111)	$(6,865)	$(111,657)	$209,966	$1,446,919	$263,715
Non-cash and stock-based compensation	—	—	34,011	(1,288)	—	—	—	32,723	—
Common stock issued under stock plans, net of shares withheld for employee taxes	302,545	3	(4,110)	—	—	—	—	(4,107)	—
Exercise of stock options	1,062,936	11	20,288	—	—	—	—	20,299	—
Acquisitions	—	—	—	—	—	—	40,697	40,697	72,560
Divestitures	—	—	—	—	—	—	(1,856)	(1,856)	—
Purchases of noncontrolling interests	—	—	(49,111)	—	—	—	(14,049)	(63,160)	(12,674)
Sales of noncontrolling interests	—	—	1,424	—	—	—	427	1,851	—
Redeemable noncontrolling interests fair value adjustments	—	—	(49,952)	—	—	—	—	(49,952)	49,952
Cash distributions	—	—	—	—	—	—	(34,285)	(34,285)	(20,846)
Other	—	—	(105)	—	—	—	(399)	(504)	5
Comprehensive income (loss):
Net income (loss)	—	—	—	2,942	—	—	22,999	25,941	(5,644)
Foreign currency translation adjustments	—	—	—	—	—	(64,947)	—	(64,947)	—
Other	—	—	—	—	—	(103)	—	(103)	—
Balances at December 31, 2016	203,396,063	2,034	2,381,011	(1,073,457)	(6,865)	(176,707)	223,500	1,349,516	347,068
Non-cash and stock-based compensation	—	—	42,755	—	—	—	—	42,755	—
Common stock issued under stock plans, net of shares withheld for employee taxes	342,974	4	(5,456)	—	—	—	—	(5,452)	—
Exercise of stock options	3,137,997	31	51,038	—	—	—	—	51,069	—
Acquisitions	—	—	—	—	—	—	9,159	9,159	6,640
Purchases of noncontrolling interests	—	—	(3,616)	—	—	—	(2,836)	(6,452)	(165,227)
Redeemable noncontrolling interests fair value adjustments	—	—	(91,631)	—	—	—	—	(91,631)	91,631
Contributions received	—	—	—	—	—	—	10,671	10,671	1,875
Cash distributions	—	—	—	—	—	—	(24,715)	(24,715)	(28,994)
Other	—	—	(95)	—	—	—	212	117	(1,099)
Comprehensive income (loss):
Net income (loss)	—	—	—	(6,015)	—	—	20,957	14,942	(7,167)
Foreign currency translation adjustments	—	—	—	—	—	67,704	—	67,704	—
Other	—	—	—	—	—	461	—	461	—
Balances at December 31, 2017	206,877,034	2,069	2,374,006	(1,079,472)	(6,865)	(108,542)	236,948	1,418,144	244,727
Non-cash and stock-based compensation	—	—	45,715	—	—	—	—	45,715	—
Common stock issued under stock plans, net of shares withheld for employee taxes	434,707	4	(12,460)	—	—	—	—	(12,456)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,823,809	18	(24,345)	—	—	—	—	(24,327)	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,639	—	—	—	—	62,639	—
Repurchase of convertible debt conversion feature	28	—	(92,641)	—	—	—	—	(92,641)	—
Acquisitions	—	—	—	—	—	—	33,564	33,564	25,542
Divestitures	—	—	—	—	—	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	—	—	(8,210)	—	—	—	(4,877)	(13,087)	(10,356)
Sales of noncontrolling interests	—	—	1,410	—	—	—	(958)	452	—
Redeemable noncontrolling interests fair value adjustments	—	—	(77,799)	—	—	—	—	(77,799)	77,799
Contributions received	—	—	—	—	—	—	7,501	7,501	1,806
Cash distributions	—	—	—	—	—	—	(43,346)	(43,346)	(15,840)
Other	—	—	(106)	—	—	—	(1,969)	(2,075)	(831)
Comprehensive income (loss):
Net income	—	—	—	60,249	—	—	23,583	83,832	6,508
Foreign currency translation adjustments	—	—	—	—	—	(36,689)	—	(36,689)	—
Balances at December 31, 2018	209,135,578	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$90,340	$7,774	$20,297
Reconciling items:
Depreciation	185,376	149,634	139,288
Amortization	201,153	222,567	179,296
Amortization of non-recoupable ticketing contract advances	80,087	83,334	85,067
Deferred income tax benefit	(6,247)	(71,539)	(7,891)
Amortization of debt issuance costs, discounts and premium, net	20,219	13,174	12,594
Provision for uncollectible accounts receivable and advances	26,321	20,295	21,681
Loss on extinguishment of debt	2,471	1,048	14,049
Non-cash compensation expense	45,582	42,755	32,723
Unrealized changes in fair value of contingent consideration	14,125	18,011	(5,715)
Loss (gain) on disposal of operating assets	10,369	(969)	124
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	11,693	6,898	27,498
Other, net	(6,231)	1,035	(3,711)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(135,429)	(133,020)	(146,128)
Increase in prepaid expenses and other assets	(266,241)	(238,549)	(128,499)
Increase in accounts payable, accrued expenses and other liabilities	323,459	474,301	193,775
Increase in deferred revenue	344,539	26,773	164,291
Net cash provided by operating activities	941,586	623,522	598,739
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(90,705)	(19,120)	(17,227)
Collections of notes receivable	33,914	9,657	8,054
Investments made in nonconsolidated affiliates	(46,497)	(25,170)	(28,922)
Purchases of property, plant and equipment	(239,833)	(238,435)	(173,827)
Cash paid for acquisitions, net of cash acquired	(120,228)	(47,946)	(211,624)
Purchases of intangible assets	(35,630)	(10,977)	(6,234)
Other, net	2,070	4,405	3,303
Net cash used in investing activities	(496,909)	(327,586)	(426,477)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	858,667	60,912	844,451
Payments on long-term debt including extinguishment costs	(400,396)	(110,855)	(606,831)
Contributions from noncontrolling interests	4,900	10,671	88
Distributions to noncontrolling interests	(59,187)	(46,036)	(55,131)
Purchases and sales of noncontrolling interests, net	(159,634)	(71,509)	(69,106)
Proceeds from exercise of stock options	22,568	51,069	20,299
Taxes paid for net share settlement of equity awards	(55,005)	(5,452)	(4,107)
Payments for deferred and contingent consideration	(18,784)	(15,883)	(20,539)
Other, net	(4,345)	—	(9,912)
Net cash provided by (used in) financing activities	188,784	(127,083)	99,212
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84,080)	130,394	(46,759)
Net increase in cash, cash equivalents and restricted cash	549,381	299,247	224,715
Cash, cash equivalents and restricted cash at beginning of period	1,828,822	1,529,575	1,304,860
Cash, cash equivalents and restricted cash at end of period	$2,378,203	$1,828,822	$1,529,575

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$100,278	$87,111	$96,678
Income taxes, net of refunds	$60,016	$44,871	$30,312

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
All cash flow activity reflected on the consolidated statements of cash flows for the Company is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in the Company’s financial statements that are based on accrual accounting and therefore include non-cash amounts. For example, purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflect the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued expenses related to capital expenditures during the year.
Variable Interest Entities
In the normal course of business, the Company enters into joint ventures or makes investments in companies that will allow it to expand its core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct activities that most significantly impact the economic performance of the entity and has the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities the Company believes most significantly impact the economic performance of its VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. The Company has certain rights and obligations related to its involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2018 and 2017, excluding intercompany balances and allocated goodwill and intangible assets, there were $261.5 million and $192.1 million of assets and $136.2 million and $98.0 million of liabilities, respectively, related to VIEs included in the balance sheets. None of the Company’s VIEs are significant on an individual basis.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. The Company’s cash and cash equivalents include domestic and foreign bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. These balances are stated at cost, which approximates fair value.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Included in the December 31, 2018 and 2017 cash and cash equivalents balance is $859.1 million and $769.4 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. The Company generally does not utilize client cash for its own financing or investing activities as the amounts are payable to clients on a regular basis. These amounts due to clients are included in accounts payable, client accounts.
Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. To reduce its credit risk, the Company monitors the credit standing of the financial institutions that hold the Company’s cash and cash equivalents; however, these balances could be impacted in the future if the underlying financial institutions fail. To date, the Company has experienced no loss of or lack of access to its cash or cash equivalents; however, the Company can provide no assurances that access to its cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to secure the contract with certain clients and are typically amortized over the life of the contract on a straight-line basis.
Business Combinations
During 2018, 2017 and 2016, the Company completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate.
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
Buildings and improvements - 10 to 50 years
Computer equipment and capitalized software - 3 to 10 years
Furniture and other equipment - 3 to 10 years
Leasehold improvements are depreciated over the shorter of the economic life or associated lease term. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for asset renewal and improvements are capitalized.
The Company tests for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Intangible Assets
The Company classifies intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. The Company periodically reviews the appropriateness of the amortization periods related to its definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names which are not subject to amortization.
The Company tests for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, the Company compares the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations.
The Company tests for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, the Company performs a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, the Company performs only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows.
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
In developing fair values for its reporting units, the Company employs a market multiple or a discounted cash flow methodology, or a combination thereof. The market multiple methodology compares the Company to similar companies on the basis of risk characteristics to determine its risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and control premium. A control premium represents the additional value an investor would pay in order to obtain a controlling interest in the respective reporting unit.
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

Revenue Recognition
Revenue from the promotion or production of an event in the Concerts segment is recognized when the show occurs. Revenue related to larger global tours is also recognized when the show occurs; however, any profits related to these tours, primarily related to music tour production and tour management services, is recognized after minimum revenue guarantee thresholds, if any, have been achieved. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
Revenue from the Company’s ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets. For primary tickets sold to the Company’s concert and festival events, where the Company’s concert promoters control ticketing, the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs and these service charges are shared between the Company’s Ticketing and Concerts segments. For primary tickets sold for events of third-party clients and secondary market sales, the revenue is recognized at the time of the sale and is recorded by the Company’s Ticketing segment.
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
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2018 and December 31, 2016, the Company recorded net foreign currency transaction losses of $11.6 million and $8.8 million, respectively. For the year ended December 31, 2017, the Company recorded net foreign currency transaction gains of $3.1 million. The Company does not currently have significant operations in highly inflationary countries.
Advertising Expense
The Company records advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $443.2 million, $378.1 million and $311.9 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $30.9 million, $40.3 million and $33.2 million for the years ended December 31, 2018, 2017 and 2016, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, show-related marketing and advertising expenses, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with the Company’s call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at the Company’s venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries and other compensation costs related to full-time employees, fixed rent, travel and entertainment, legal expenses and consulting along with other costs.

Depreciation and Amortization
The Company’s depreciation and amortization is presented as a separate line item in the statements of operations. There is no depreciation or amortization included in direct operating expenses, selling, general and administrative expenses or corporate expenses. Amortization of nonrecoupable ticketing contract advances is recorded as a reduction to revenue.
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
The fair value of restricted stock awards and deferred stock awards, which is generally the stock price on the date of grant, is amortized to expense on a straight-line basis over the vesting period except for restricted stock awards and deferred stock awards with minimum performance or market targets as their vesting condition. The performance-based awards are amortized to expense on a graded basis over the vesting period to the extent that it is probable that the performance criteria will be met. Market-based award fair values are estimated using a Monte Carlo simulation model and are then amortized to expense on a graded basis over the derived service period, which is estimated as the median weighted average vesting period from the Monte Carlo simulation models. However, unlike awards with a service or performance condition, the expense for market-based awards will not be reversed solely because the market condition is not satisfied.
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
For the Ticketing segment, the Company no longer presents payments to certain third parties as an expense and now reflects these payments as a reduction of revenue. The remaining revenue streams of the Company were not materially impacted by the new guidance. The table below represents the impact of the adoption to the Company’s consolidated and Ticketing segment’s results of operations for the years ended December 31, 2017 and 2016. The impact to the consolidated results of operations includes the elimination of intercompany transactions between the Company’s Concerts and Ticketing segments.

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
See Note 10—Revenue Recognition for further discussion and disclosures required under this guidance.
Other Pronouncements
In January 2016, the FASB issued amendments for the recognition, measurement, presentation and disclosure of financial instruments. Among other things, the guidance requires equity investments that do not result in consolidation, and which are not accounted for under the equity method, to be measured at fair value with any change in fair value recognized in net income unless the investments do not have readily determinable fair values. The amendments are to be applied through a cumulative effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption with the exception of equity investments without readily determinable fair values, which will be applied prospectively. The Company adopted this guidance on January
1, 2018, and the adoption did not have a material impact on its financial position or results of operations.
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
In November 2016, the FASB issued guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and ending total amounts in the statement of cash flows. The guidance should be applied on a retrospective basis to each period presented. The Company adopted this guidance on January 1, 2018, and the adoption did not have a material impact on its statements of cash flows.
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

Accounting Pronouncements - Not Yet Adopted
Lease Accounting
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and asset, and to disclose key information about leasing arrangements. The guidance is effective for annual periods beginning after December 15, 2018 and interim periods within that year, and early adoption is permitted. The guidance should be applied on a modified retrospective basis.
To assess the impact of the standard, the Company has dedicated certain of its personnel to lead the implementation effort. These personnel reviewed the amended guidance and subsequent clarifications and attended multiple training sessions in order to understand the potential impact the new standard could have on the Company’s financial position and results of operations. The Company has formed a cross-functional steering committee including members from its major divisions and engaged a third-party consultant to develop its incremental borrowing rates. The Company has implemented third-party lease accounting software and is assessing internal controls needed to record, analyze and calculate the financial statement and disclosure impacts.
The Company will adopt this standard on January 1, 2019 applying the transitional provisions of the standard to the beginning of the period of adoption and will elect the package of practical expedients available under the transition guidance within the new guidance, which among other things, will allow the Company to carryforward the historical lease classification. The Company will also make an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet recognizing those lease payments in its statements of operations on a straight-line basis over the term of the lease. The new guidance will have a material impact on the Company’s balance sheets, but will not have a material impact on its statements of operations. The new guidance will have no impact on the Company’s compliance with the debt covenant requirements under its senior secured credit facility and other debt arrangements.
The Company expects to recognize operating lease assets and liabilities ranging from $1.1 billion to $1.3 billion as of January 1, 2019 with the difference recorded as an adjustment to retained earnings.
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

NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2018 and 2017:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2016:
Gross carrying amount	$760,398	$402,009	$94,338	$53,078	$124,007	$1,433,830
Accumulated amortization	(316,800)	(213,785)	(23,724)	(13,637)	(53,853)	(621,799)
Net	443,598	188,224	70,614	39,441	70,154	812,031
Gross carrying amount:
Acquisitions—current year	19,095	22,635	—	12,707	6,620	61,057
Acquisitions—prior year	(6,724)	—	35,464	1,120	—	29,860
Foreign exchange	23,308	10,457	1,429	2,278	4,857	42,329
Other (2)	(6,714)	(93,652)	(4,900)	(5,517)	(253)	(111,036)
Net change	28,965	(60,560)	31,993	10,588	11,224	22,210
Accumulated amortization:
Amortization	(94,797)	(61,550)	(13,315)	(13,869)	(19,035)	(202,566)
Foreign exchange	(9,918)	(4,460)	(560)	(764)	(2,463)	(18,165)
Other (2)	11,504	93,438	4,918	5,525	370	115,755
Net change	(93,211)	27,428	(8,957)	(9,108)	(21,128)	(104,976)
Balance as of December 31, 2017:
Gross carrying amount	789,363	341,449	126,331	63,666	135,231	1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(22,745)	(74,981)	(726,775)
Net	379,352	155,092	93,650	40,921	60,250	729,265
Gross carrying amount:
Acquisitions—current year	6,128	84,146	2,067	30,029	15,402	137,772
Acquisitions—prior year	4,447	—	—	—	1,900	6,347
Dispositions	—	(11,812)	—	—	(18,754)	(30,566)
Foreign exchange	(14,426)	(7,378)	(1,756)	(1,626)	(3,209)	(28,395)
Other (2)	(92,549)	(12,633)	(2,935)	(6,658)	(10,407)	(125,182)
Net change	(96,400)	52,323	(2,624)	21,745	(15,068)	(40,024)
Accumulated amortization:
Amortization	(81,291)	(52,879)	(12,633)	(23,727)	(20,123)	(190,653)
Dispositions	—	8,146	—	—	13,238	21,384
Foreign exchange	7,526	4,813	536	973	1,979	15,827
Other (2)	92,774	12,678	2,970	6,673	10,557	125,652
Net change	19,009	(27,242)	(9,127)	(16,081)	5,651	(27,790)
Balance as of December 31, 2018:
Gross carrying amount	692,963	393,772	123,707	85,411	120,163	1,416,016
Accumulated amortization	(391,002)	(213,599)	(41,808)	(38,826)	(69,330)	(754,565)
Net	$301,961	$180,173	$81,899	$46,585	$50,833	$661,451
___________________
(1) Other primarily includes intangible assets for non-compete, venue management and leasehold agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amount above for 2018 are definite-lived intangible assets primarily associated with the acquisitions of controlling interests in various concert and festival promotion business and artist management businesses that are all located in the United States, and the acquisition of certain software assets from a business located in the United States.
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
The 2018 and 2017 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life
	2018	2017
	(in years)
Revenue-generating contracts	7	7
Client/vendor relationships	7	6
Trademarks and naming rights	3	—
Technology	3	3
Other	12	9
All categories	7	6
Amortization of definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016 was $190.7 million, $202.6 million and $178.1 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2018:

(in thousands)
2019	$176,313
2020	$137,489
2021	$99,384
2022	$80,004
2023	$65,987
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
The Company has indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $368.9 million and $369.0 million as of December 31, 2018 and 2017, respectively.
Goodwill
The Company currently has seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment. The Company reviews goodwill for impairment annually, as of October 1, using a two-step process: a qualitative review and a quantitative analysis. In 2018, as part of the Company’s annual test for impairment of goodwill, five reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 82% of the Company’s goodwill at December 31, 2018. Considerations included (a) excess of fair values over carrying values in the most recent quantitative analysis performed, (b) improved market multiples, (c) changes in discount rates and (d) financial results.
Finally, for two reporting units that account for approximately 18% of the Company’s goodwill at December 31, 2018, although market multiples have increased, the qualitative analysis was inconclusive due to increased discount rates and varying results on recent financial performance against prior expectations. As such, quantitative analysis was performed for these reporting units.
The Company performed the quantitative analysis using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions applied to the Company’s projections of future cash flows.
Based upon the results of the annual tests for 2018 and 2017, the Company recorded impairment charges of $10.5 million and $20.0 million, respectively, related to its Artist Services (non-management) reporting unit. See Note 5—Fair Value Measurements for discussion of the impairment calculation. There were no impairment charges recorded in 2016.
The following table presents the changes in the carrying amount of goodwill in each of the Company’s reportable segments for the years ended December 31, 2018 and 2017:

	Concerts	Sponsorship & Advertising	Ticketing	Total
	(in thousands)
Balance as of December 31, 2016:
Goodwill	$1,017,020	$395,826	$739,105	$2,151,951
Accumulated impairment losses	(404,863)	—	—	(404,863)
Net	612,157	395,826	739,105	1,747,088

Acquisitions—current year	10,265	5,438	11,139	26,842
Acquisitions—prior year	(21,614)	(9,822)	882	(30,554)
Impairment	(20,000)	—	—	(20,000)
Foreign exchange	10,242	10,311	10,660	31,213

Balance as of December 31, 2017:
Goodwill	1,015,913	401,753	761,786	2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	591,050	401,753	761,786	1,754,589

Acquisitions—current year	42,841	3,902	5,875	52,618
Acquisitions—prior year	53,541	1,697	—	55,238
Dispositions	(7,053)	—	—	(7,053)
Impairment	(10,500)	—	—	(10,500)
Foreign exchange	(10,638)	(6,603)	(4,708)	(21,949)

Balance as of December 31, 2018:
Goodwill	1,094,604	400,749	762,953	2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$659,241	$400,749	$762,953	$1,822,943
Included in the current year acquisitions amount above for 2018 is goodwill associated with the acquisitions of controlling interests in various concert and festival promotion businesses and various artist management businesses that are all located in the United States.
Included in the prior year acquisitions amount above for 2018 is a purchase price adjustment recognized in connection with contingent consideration paid during 2018 related to an acquisition that occurred prior to the Company’s adoption of the current FASB guidance for business combinations. Under the previous guidance, which was in place at the time of this acquisition, such contingent payments were recognized when it was determinable that the applicable financial targets were met.
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
Investments in Nonconsolidated Affiliates
The Company has investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. The Company records its investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. The Company’s interests in these operations are recorded in the statements of operations as equity in losses (earnings) of nonconsolidated affiliates. For the year ended December 31, 2018, the Company’s investment in Venta de Boletos por Computadora S.A. de C.V, a 33% owned ticketing distribution services company, is considered significant on an individual basis. Summarized balance sheet and income statement information for this entity is as follows (at 100%):

	December 31,
	2018	2017
	(in thousands)
Current assets	$71,685	$93,524
Noncurrent assets	$4,074	$2,514
Current liabilities	$42,470	$67,329
Noncontrolling interests	$1,095	$476

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Revenue	$56,857	$56,078	$47,556
Operating income	$34,841	$29,684	$23,368
Net income	$28,554	$24,116	$17,347
Net income attributable to the common stockholders of the equity investees	$27,935	$23,995	$17,365
In May 2018, the Company acquired a 50% interest in a festival promotion business located in Brazil that is accounted for under the equity method of accounting.
The Company reviews its nonconsolidated affiliates for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For the year ended December 31, 2016, the Company recorded impairment charges related to its investments of $16.5 million as equity in losses (earnings) of nonconsolidated affiliates, primarily related to investments in a digital content company and an online merchandise company that are located in the United States. See Note 5—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairments of investments in nonconsolidated affiliates during 2018 or 2017.

NOTE 3—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$156,750	$175,750
Term loan B	953,148	962,849
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	—
5.375% Senior Notes due 2022	250,000	250,000
2.5% Convertible Senior Notes due 2023	550,000	—
2.5% Convertible Senior Notes due 2019	28,673	275,000
Other long-term debt	96,308	99,393
Total principal amount	2,909,879	2,337,992
Less unamortized discounts and debt issuance costs	(94,859)	(38,033)
Total long-term debt, net of unamortized discounts and debt issuance costs	2,815,020	2,299,959
Less: current portion	82,142	347,593
Total long-term debt, net	$2,732,878	$1,952,366
Future maturities of long-term debt at December 31, 2018 are as follows:

(in thousands)
2019	$82,142
2020	70,728
2021	123,767
2022	818,256
2023	922,284
Thereafter	892,702
Total	$2,909,879
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5—Fair Value Measurements for discussion of the fair value measurement of the Company’s long-term debt.
Senior Secured Credit Facility
In March 2018, the Company amended its term loan B under the senior secured credit facility to reduce the applicable interest rate. At December 31, 2018, the Company’s senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, the Company has the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitment, in each case, other than from proceeds of long-term indebtedness, and additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.25x. The revolving credit facility provides for borrowings up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros or British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of the tangible and intangible personal property of the Company’s domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of the Company’s direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.

The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at the Company’s option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on the Company’s net leverage ratio. The interest rates per annum applicable to the term loan B are, at the Company’s option, equal to either LIBOR plus 1.75% or a base rate plus 0.75%. The Company is required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on the Company’s net leverage ratio, and variable fees on outstanding letters of credit.
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
Based on the Company’s outstanding letters of credit of $88.7 million, $276.3 million was available for future borrowings under the revolving credit facility at December 31, 2018.
4.875% Senior Notes
At December 31, 2018, the Company had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. The Company may redeem some or all of the notes, at any time prior to November 1, 2019, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to November 1, 2019, at a price equal to 104.875% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after November 1, 2019, the Company may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.625% Senior Notes
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. The Company may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. The Company may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, the Company may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
5.375% Senior Notes
At December 31, 2018, the Company had $250 million principal amount of 5.375% senior notes due 2022. Interest on the notes is payable semiannually in arrears on June 15 and December 15 of each year, and the notes will mature on June 15, 2022. The Company may redeem some or all of the notes at redemption prices that start at 104.0313% of their principal amount, plus any accrued and unpaid interest to the date of redemption. The Company must make an offer to redeem the notes at 101% of the aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if it experiences certain defined changes of control.
2.5% Convertible Senior Notes Due 2019
As noted below, in March 2018, the Company acquired in private purchase transactions and subsequently retired $246.3 million of the outstanding principal amount of its 2.5% convertible senior notes due 2019 for $336.7 million plus fees and accrued interest. The fair value of the equity component of the notes prior to repurchase was calculated assuming a 4.87% non-convertible borrowing rate resulting in $92.6 million of the total repurchase price being recorded to additional paid-in capital. The remaining notes totaling $28.7 million are currently convertible at the election of the holder and will remain convertible through May 2019, at which time any notes that remain outstanding will mature.
2.5% Convertible Senior Notes Due 2023
In March 2018, the Company issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 of each year, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by the Company prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of the Company’s common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for the Company’s common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at the Company’s election, cash or a combination of cash and shares of common stock. Assuming the Company fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If the Company experiences a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require the Company to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount and the principal amount of the liability component (face value of the notes) is $550 million. As of December 31, 2018, the remaining period for the unamortized debt discount balance of $55.0 million was approximately four years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2018, the effective interest rate on the liability component of the notes was 5.7%.
The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes due 2019 and 2023:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$12,894	$6,875	$6,875
Amortization of debt discount	10,746	5,080	4,833
Amortization of debt issuance costs	1,940	1,358	1,358
Total interest cost recognized on the notes	$25,580	$13,313	$13,066
Other Long-term Debt
As of December 31, 2018, other long-term debt includes capital leases of $20.0 million, debt to noncontrolling interest partners of $34.7 million and $29.3 million of a subsidiary’s term loan and revolving credit facility. The Company’s other long-term debt has a weighted average cost of debt of 4.5% and maturities at various dates through July 2046.
Debt Extinguishment
In March 2018, the Company issued $300 million principal amount of 5.625% senior notes due 2026, issued $550 million principal amount of 2.5% convertible senior notes due 2023 and amended its senior secured credit facility to reduce the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of the notes were used to repay $246.3 million of the outstanding principal amount of the Company’s 2.5% convertible senior notes due 2019, the related repurchase premium of $90.4 million on those convertible senior notes and accrued interest and fees of $20.8 million, leaving
$492.5 million in additional cash available for general corporate purposes. The Company recorded a $2.5 million loss on extinguishment of debt related to this refinancing.

In October 2016, the Company issued $575 million principal amount of 4.875% senior notes due 2024 and amended its senior secured credit facility. The amendment to the senior secured credit facility provided the existing term loan A and term loan B lenders with an option to convert their outstanding principal amounts into the new term loans. Excluding the outstanding principal amounts for lenders who elected to convert their outstanding term loans, total proceeds of $858.5 million were used to repay $123.3 million outstanding principal amount of the Company’s borrowings under the senior secured credit facility, to repay the entire $425 million principal amount of the Company’s 7% senior notes due 2020 and to pay the related redemption premium of $14.9 million on the 7% senior notes and accrued interest and fees of $38.4 million, leaving $256.9 million in additional cash available for general corporate purposes. The Company recorded $14.0 million as a loss on extinguishment of debt related to this refinancing in 2016. There were no significant gains or losses on extinguishment of debt recorded in 2017.

Debt Covenants
The Company’s senior secured credit facility contains a number of restrictions that, among other things, require the Company to satisfy a financial covenant and restrict the Company’s and its subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase its stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of its business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly, that relates to total leverage. The consolidated total leverage covenant requires the Company to maintain a ratio of consolidated total funded debt to consolidated EBITDA (both as defined in the credit agreement) of 5.0x over the trailing four consecutive quarters through September 30, 2019. The consolidated total leverage ratio will reduce to 4.75x on December 31, 2019 and 4.5x on December 31, 2020.
The indentures governing the 4.875% senior notes, the 5.375% senior notes and the 5.625% senior notes contain covenants that limit, among other things, the Company’s ability and the ability of its restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to the Company, merge, consolidate or sell all of the Company’s assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. The 4.875% senior notes, the 5.375% senior notes and the 5.625% senior notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of December 31, 2018, the Company believes it was in compliance with all of its debt covenants. The Company expects to remain in compliance with all of these covenants throughout 2019.
NOTE 4—DERIVATIVE INSTRUMENTS
The Company primarily uses forward currency contracts and options to reduce its exposure to foreign currency risk associated with short-term artist fee commitments. The Company may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2018 and 2017, the Company had forward currency contracts and options outstanding with notional amounts of $89.4 million and $72.4 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. The Company’s foreign currency derivative activity, including the related fair values, are not material to any period presented.
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
In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2018				Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$86,046	$—	$—	$86,046	$58,063	$—	$—	$58,063
Forward currency contracts	—	779	—	779	—	114	—	114
Total	$86,046	$779	$—	$86,825	$58,063	$114	$—	$58,177
Liabilities:
Forward currency contracts	$—	$260	$—	$260	$—	$1,276	$—	$1,276
Put option	—	—	8,002	8,002	—	—	5,768	5,768
Subsidiary equity awards	—	—	3,571	3,571	—	—	—	—
Contingent consideration	—	—	62,475	62,475	—	—	70,039	70,039
Total	$—	$260	$74,048	$74,308	$—	$1,276	$75,807	$77,083
Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates.
Certain third parties have a put option to sell their noncontrolling interest in one of the Company’s subsidiaries to the Company and such put option is carried at fair value using Level 3 inputs because either (i) the put option is triggered by the occurrence of specific events, one of which is certain to occur, that requires the Company to buy the noncontrolling interest or (ii) the redemption price is not at fair value and the equity holder does not bear the risk and rewards of ownership. The redemption price for these put options are a variable amount based on a formula linked to historical earnings. The Company has recorded a current liability for these put options which are valued based on the historic results of that subsidiary. Changes in the fair value are recorded in selling, general and administrative expenses.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2018 and 2017.
The Company’s outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. The Company’s debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.

The following table presents the estimated fair values of the Company’s senior notes and convertible senior notes at December 31, 2018 and 2017:

	Estimated Fair Value at:
	December 31, 2018	December 31, 2017
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$552,368	$592,325
5.625% Senior Notes due 2026	$302,097	$—
5.375% Senior Notes due 2022	$251,390	$259,233
2.5% Convertible Senior Notes due 2023	$561,699	$—
2.5% Convertible Senior Notes due 2019	$40,710	$310,635
The estimated fair value of the Company’s third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of the Company’s financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on the Company’s results of operations for the years ended December 31, 2018 and 2017:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2018
Goodwill	$20,332	$—	$—	$20,332	$10,500
2017
Goodwill	$30,832	$—	$—	$30,832	$20,000
During 2018 and 2017, in conjunction with the Company’s annual impairment tests, goodwill impairments were recorded for the Artist Services (non-management) reporting unit in the Concerts segment in the amount of $10.5 million and $20.0 million, respectively, as a component of depreciation and amortization. The Company calculated these impairments using a combination of a discounted cash flow methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. The key inputs include discount rates, market multiples, control premiums, revenue growth and estimates of future financial performance. See Note 1—The Company and Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of the Company’s methodology and these impairments.
As discussed in Note 2—Long-Lived Assets, during 2016, the Company believed certain of its investment balances were impaired based on financial information received regarding the bankruptcy or dissolution of two nonconsolidated affiliates, which are considered Level 3 inputs. There were no significant impairments for the years ended December 31, 2018 or 2017.
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

As of December 31, 2018, the Company’s future minimum rental commitments under non-cancelable operating lease agreements, minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Operating Leases	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2019	$195,160	$1,190,326	$14,428
2020	189,013	286,483	3,757
2021	168,314	244,816	4,144
2022	161,373	160,643	875
2023	153,569	74,879	779
Thereafter	1,651,260	93,918	29,330
Total	$2,518,689	$2,051,065	$53,313
Commitment amounts for non-cancelable operating leases and non-cancelable contracts which stipulate an increase in the commitment amount based on an inflationary index have been estimated using an inflation factor of 1.7% for North America, 2.8% for the United Kingdom, 1.6% for Denmark and 1.6% for the Netherlands.
Aggregate minimum rentals of $31.6 million to be paid to the Company in years 2019 through 2032 under non-cancelable subleases are excluded from the commitment amounts in the above table.
Total rent expense charged to operations for 2018, 2017 and 2016 was $245.2 million, $220.1 million and $196.0 million, respectively. In addition to the minimum rental commitments included in the table above, the Company has leases that contain contingent payment requirements for which payments vary depending on revenue, tickets sold or other variables. Contingent rent expense charged to operations for 2018, 2017 and 2016 was $55.7 million, $48.3 million and $49.0 million, respectively. The above table above does not include contingent rent or rent expense for events in third-party venues.
In connection with asset and business disposals, the Company generally provides indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, the Company applies a discount rate to calculate the present value of the obligations. As of December 31, 2018, the Company has accrued $5.5 million in other current liabilities and $7.3 million in other long-term liabilities and, as of December 31, 2017, the Company had accrued $109.6 million in other current liabilities and $6.1 million in other long-term liabilities, related to these deferred purchase consideration payments. The decrease in other current liabilities during 2018 is primarily due to the timing of a payment for the acquisition of the redeemable noncontrolling interest in a festival and concert promoter business located in the United States following the put redemption in December 2017.
The Company has contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. The Company records these fair value changes in its statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2018, the Company has accrued $39.5 million in other current liabilities and $23.0 million in other long-term liabilities and, as of December 31, 2017, the Company had accrued $34.2 million in other current liabilities and $35.8 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which the Company has an outstanding contingent payment is for the period ending March 2026. See Note 5—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2018 and 2017, the Company guaranteed the debt of third parties of approximately $15.6 million and $18.3 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Litigation
Consumer Class Actions
The following class action lawsuits were filed against Live Nation and/or Ticketmaster LLC in the United States and Canada: Vaccaro v. Ticketmaster LLC (Northern District of Illinois, filed September 2018); Ameri v. Ticketmaster LLC (Northern District of California, filed September 2018); Lee v. Ticketmaster LLC, et al. (Northern District of California, filed September 2018); Thompson-Marcial v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); Gaetano v. Live Nation Entertainment Inc., et al. (Northern District of New York, filed October 2018); Dickey v. Ticketmaster, LLC, et al. (Central District of California, filed October 2018); Gomel v. Live Nation Entertainment, Inc., et al (Supreme Court of British Columbia, Vancouver Registry, filed October 2018); Smith v. Live Nation Entertainment, Inc., et al. (Ontario Superior Court of Justice, filed October 2018); Messing v. Ticketmaster LLC, et al. (Central District of California, filed November 2018); and Niedbalski v. Ticketmaster LLC, et al. (Central District of California, filed December 2018). These lawsuits make similar factual allegations that Live Nation and/or Ticketmaster LLC engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different state/provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs. Based on information presently known to management, the Company does not believe that a loss is probable of occurring at this time, and believes that the potential liability, if any, will not have a material adverse effect on its financial condition, cash flows or results of operations. Further, the Company does not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against the Company. As a result, the Company is currently unable to estimate the possible loss or range of loss for these matters. The Company intends to vigorously defend these actions.
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
NOTE 7—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Related-party revenue	$158,171	$126,251	$117,384
Related-party expenses	$4,300	$4,430	$2,859
Related-party acquisition related	$—	$—	$2,145
The significant related-party transactions included in the table above are detailed below.
As of December 31, 2018 and 2017, the Company has payable balances of $14.6 million and $23.1 million, respectively, due to certain of the companies noted below.
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
Sirius XM
In January 2018, the Company’s Chief Executive Officer became a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, the Company purchases advertising from Sirius XM.
Senior Management
The Company conducts certain transactions in the ordinary course of business with companies that are owned, in part or in total, by certain members of senior management of the Company. These transactions primarily relate to ticketing services.
Transactions Involving Equity Method Investees
The Company conducts business with certain of its equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $2.4 million, $2.4 million and $1.7 million were earned in 2018, 2017 and 2016, respectively, and expenses of $1.1 million, $1.4 million and $2.9 million were incurred in 2018, 2017 and 2016, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
NOTE 8—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$(55)	$(702)	$564
Foreign	40,239	50,970	29,902
State	6,828	4,117	5,454
Total current	47,012	54,385	35,920
Deferred:
Federal	2,246	(56,442)	5,113
Foreign	(8,697)	(15,841)	(11,703)
State	204	744	(1,301)
Total deferred	(6,247)	(71,539)	(7,891)
Income tax expense (benefit)	$40,765	$(17,154)	$28,029

The domestic income (loss) before income taxes was $43.5 million, $(132.6) million and $1.1 million for 2018, 2017 and 2016, respectively. Foreign income before income taxes was $87.6 million, $123.2 million and $47.2 million for 2018, 2017 and 2016, respectively.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,
	2018	2017
	(in thousands)
Deferred tax liabilities:
Intangible assets	$118,275	$159,793
Prepaid expenses	2,534	7,882
Long-term debt	—	1,229
Other	5,865	7,533
Total deferred tax liabilities	126,674	176,437
Deferred tax assets:
Intangible assets	25,981	27,752
Accrued expenses	40,989	68,168
Net operating loss carryforwards	388,459	466,023
Foreign tax and other credit carryforwards	38,919	62,136
Equity compensation	24,211	20,549
Other	15,703	2,725
Total gross deferred tax assets	534,262	647,353
Valuation allowance	530,642	596,437
Total deferred tax assets	3,620	50,916
Net deferred tax liabilities	$(123,054)	$(125,521)
Each reporting period, the Company evaluates the realizability of all of its deferred tax assets in each tax jurisdiction. As of December 31, 2018, the Company continued to maintain a full valuation allowance against its net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2018, 2017 and 2016. The reduction in accrued expenses deferred tax assets is primarily related to the 2018 United States tax deduction for the January 2018 payment related to the Songkick settlement accrued in 2017. The reduction in the net operating loss carryforwards is primarily related to 2018 taxable income in jurisdictions for which we can utilize these carryforwards, including the United States. The reduction in foreign tax and other credit carryforwards is primarily related to the utilization of United States foreign tax credits to offset transition tax liability incurred as a result of the provisions of the Tax Cuts and Jobs Act (“TCJA”). The valuation allowance balance reduction in 2018 is primarily a result of the noted reductions in fully valued deferred tax assets.
During 2018 and 2017, the Company recorded net deferred tax liabilities of $4.0 million and $9.0 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2018, the Company has United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $95.0 million, $47.8 million and $245.7 million, respectively. Based on current statutory carryforward periods, these losses will expire on various dates beginning in 2025. The Company’s federal net operating loss may be subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax expense (benefit) at United States statutory rates (21%, 35% and 35%, respectively)	$27,532	$(3,283)	$16,914
State income taxes, net of federal tax benefits	4,860	1,544	3,264
Differences between foreign and United States statutory rates	2,650	(10,887)	(11,116)
United States tax reform rate change	—	(55,685)	—
Non-United States income inclusions and exclusions	(3,425)	3,826	(2,749)
United States income inclusions and exclusions	(13,790)	11,347	(1,317)
Nondeductible items	26,376	11,380	3,210
Tax contingencies	389	1,955	2,390
Tax expense from acquired goodwill	4,353	4,489	5,936
Change in valuation allowance	(8,845)	18,067	11,820
Other, net	665	93	(323)
	$40,765	$(17,154)	$28,029

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
Amounts included in United States income inclusions and exclusions for 2018 include the favorable impact of tax deductions for vesting of restricted shares and exercises of stock options partially offset by unfavorable inclusions for global intangible low-taxed income (“GILTI”) under the provisions associated with the TCJA.
Nondeductible items in 2018 include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation and the Company’s goodwill impairment for Artist Services which was not deductible for income tax purposes. Nondeductible items in 2017 include the Company’s goodwill impairment for Artist Services. There were no impairments of goodwill in 2016.
The change in the valuation allowance in 2018 and 2017 resulted primarily from changes in the income within jurisdictions with full valuation allowances, including the United States.
On December 22, 2017, the TCJA was enacted, which amended the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the TCJA reduces the corporate federal tax rate from a maximum of 35% to a flat 21% rate. The rate reduction was effective on January 1, 2018. The TCJA resulted in a revaluation of the Company’s United States deferred tax assets and liabilities. Deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense. The provisional amount recorded to revalue our United States net deferred tax liability balance was a $55.7 million income tax benefit in the Company’s statements of operations for the year ended December 31, 2017. The international provisions of the TCJA, which generally establish a territorial-style system for taxing foreign-sourced income of domestic multinational corporations, includes the requirement that companies pay a one-time transition tax on earnings of certain foreign-sourced subsidiaries that were previously tax-deferred and creates new taxes on certain foreign-sourced earnings. During 2018, the Company recorded an update to the initial estimated amount recorded in 2017 for the one-time transition liability for its foreign subsidiaries which does not impact income tax expense for either period since the Company has reflected the transition tax liability as a reduction to existing fully-valued tax attribute carryforwards. The accounting guidance for income taxes requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC allowed companies to record provisional amounts during a measurement period not extending beyond one year from the TCJA enactment date. As of December 31, 2018, the Company has completed the accounting for all the provisional amounts recorded in 2017.
The TCJA also establishes new tax provisions affecting 2018, including, but not limited to, (1) creating a new provision designed to tax GILTI; (2) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (3) eliminating the corporate alternative minimum tax; (4) creating the base erosion anti-abuse tax; (5) establishing a deduction for foreign derived intangible income; (6) repealing the domestic production activity deduction; and (7) establishing new limitations on deductible interest expense and certain executive compensation. The TCJA subjects a United States corporation to tax on its GILTI. GAAP allows companies to make an accounting policy election to either (1) treat taxes due on future GILTI inclusions in United States taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes. The Company has elected to use the period cost method. The Company’s financial statements for the current year reflect the effects of the TCJA based on current guidance. None of the TCJA provisions applicable to 2018 impact tax expense due to the existence of fully-valued tax attribute carryforwards.
The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Balance at January 1	$30,630	$15,117	$14,022
Additions:
Increase for current year positions	1,531	807	—
Increase for prior year positions	2,995	15,498	1,978
Decrease for prior year positions	—	—	(3)
Interest and penalties for prior years	106	2,745	546
Reductions:
Expiration of applicable statute of limitations	(730)	(1,233)	—
Settlements for prior year positions	(9)	(2,033)	(1,188)
Foreign exchange	(452)	(271)	(238)
Balance at December 31	$34,071	$30,630	$15,117

If the Company were to prevail on all uncertain tax positions, the net effect would be a decrease to its income tax provision of approximately $16.7 million. The remaining $17.4 million is offset by deferred tax assets that represent tax benefits that would be received in the event that the Company did not prevail on all uncertain tax positions. As of December 31, 2018, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
The Company regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2018, the Company believes that the resolution of income tax matters for open years will not have a material effect on its consolidated financial statements although the resolution of income tax matters could impact the Company’s effective tax rate for a particular future period.
The tax years 2009 through 2018 remain open to examination by the primary tax jurisdictions to which the company is subject.
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

Common Stock
Issued shares of common stock reported on the balance sheets include 1.4 million and 1.6 million, at December 31, 2018 and 2017, respectively, of unvested restricted stock awards that have not been included in the common shares issued reported on the statements of changes in equity. These shares will be reflected in the statements of changes in equity at the time of vesting.
During 2018, 2017 and 2016, the Company issued 2.3 million, 3.5 million and 1.4 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 23.4 million shares as of December 31, 2018 is reserved for future issuances under the stock incentive plan (including 11.8 million options, 1.4 million restricted stock awards and 2.5 million of deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of the control of the Company are recorded in equity, separate from the Company’s stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2018 and 2017, the Company acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. In 2016, the Company acquired all or additional equity interests in two artist management businesses located in the United States along with other smaller companies. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$60,249	$(6,015)	$2,942
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(8,210)	(3,616)	(49,111)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	1,410	—	1,424
Net transfers of noncontrolling interests	(6,800)	(3,616)	(47,687)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$53,449	$(9,631)	$(44,745)
Redeemable Noncontrolling Interests
The Company is subject to put arrangements where the holders of the noncontrolling interests can require the Company to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For put arrangements that are not currently redeemable, the Company accretes up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed each reporting period using projected cash flows, and the estimated redemption values that are based on fair value at the time of exercise are computed each reporting period by applying a multiple to projected earnings, both of which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in the Company’s balance sheets as redeemable noncontrolling interests outside of permanent equity.
The Company’s estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2019, 2020, 2021, 2022 and 2023 are $90.9 million, $96.5 million, $59.9 million, $29.8 million and $68.9 million, respectively.

Transactions with Noncontrolling Interest Partners
The Company has loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2018, the Company had outstanding notes receivable and prepayments of $8.9 million in other current assets and $86.9 million in other long-term assets, and as of December 31, 2017, the Company had outstanding notes receivable and prepayments of $10.9 million in other current assets and $44.4 million in other long-term assets.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2018, 2017 and 2016:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2015	$(111,299)	$(358)	$(111,657)
Other comprehensive loss before reclassifications	(64,947)	(103)	(65,050)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	(64,947)	(103)	(65,050)
Balance at December 31, 2016	(176,246)	(461)	(176,707)
Other comprehensive income before reclassifications	67,704	—	67,704
Amount reclassified from AOCI	—	461	461
Net other comprehensive income	67,704	461	68,165
Balance at December 31, 2017	(108,542)	—	(108,542)
Other comprehensive loss before reclassifications	(36,689)	—	(36,689)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	(36,689)	—	(36,689)
Balance at December 31, 2018	$(145,231)	$—	$(145,231)
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
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2018, 2017 and 2016 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2018	2017	2016
Options to purchase shares of common stock	11,784,023	14,238,589	16,283,434
Restricted and deferred stock awards—unvested	3,899,181	4,106,956	1,079,783
Conversion shares related to convertible senior notes	8,912,099	7,929,982	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	24,595,303	26,275,527	25,293,199

NOTE 10—REVENUE RECOGNITION
Concerts
Concerts revenue, including intersegment revenue, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total Concert Revenue	$8,770,031	$7,892,076	$6,283,521
Percentage of consolidated revenue	81.3%	81.5%	80.3%
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
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total Sponsorship & Advertising Revenue	$503,968	$445,148	$377,618
Percentage of consolidated revenue	4.7%	4.6%	4.8%
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
At December 31, 2018, the Company had contracted sponsorship agreements with terms greater than one year that had approximately $730.5 million of revenue related to future benefits to be provided by the Company. The Company expects to recognize approximately 35%, 24%, 18% and 23% of this revenue in 2019, 2020, 2021 and thereafter, respectively.

Ticketing
Ticketing revenue, including intersegment revenue, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Total Ticketing Revenue	$1,529,566	$1,346,510	$1,166,029
Percentage of consolidated revenue	14.2%	13.9%	14.9%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. The Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with the Company’s concert events or third-party clients’ concert events. The Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as the Company has no further obligation to its client’s customers following the sale of the ticket. For the Company’s concert events where its concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because the Company also has the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for the Company’s concert events because the fan cannot receive the benefits of the ticket unless the Company also fulfills its obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of the Company’s concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to the Company’s clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by the Company to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2018 and 2017, the Company had ticketing contract advances of $75.5 million and $76.0 million, respectively, in prepaid expenses and $78.5 million and $78.6 million, respectively, in other long-term assets. The Company amortized $80.1 million, $83.3 million and $85.1 million for the years ended December 31, 2018, 2017 and 2016 respectively, related to non-recoupable ticketing contract advances.
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
The table below summarizes the amount of deferred revenue recognized during the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
	(in thousands)
Concerts	$839,897	$740,541
Sponsorship & Advertising	21,279	16,620
Ticketing	42,512	31,144
Other & Corporate	1,591	1,636
	$905,279	$789,941

NOTE 11—STOCK-BASED COMPENSATION
In December 2005, the Company adopted its 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. In connection with the Company’s merger with Ticketmaster Entertainment LLC, the Company adopted the Amended and Restated Ticketmaster 2008 Stock & Annual Incentive Plan. The plans authorize the Company to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. The Company has granted restricted stock awards, options to purchase its common stock and deferred stock awards to employees, directors and consultants of the Company and its affiliates under the stock incentive plans at no less than the fair market value of the underlying stock on the date of grant. The stock incentive plans contain anti-dilutive provisions that require the adjustment of the number of shares of the Company’s common stock represented by, and the exercise price of, each option for any stock splits or stock dividends. The 10-year term of the Ticketmaster plan expired in August 2018; accordingly, no new awards may be granted under that plan but outstanding awards shall continue in full force and effect in accordance with their terms.
The following is a summary of stock-based compensation expense recorded by the Company during the respective periods:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Selling, general and administrative expenses	$18,621	$24,364	$15,687
Corporate expenses	26,961	18,391	17,036
Total	$45,582	$42,755	$32,723
The increase in stock-based compensation expense for the year ended December 31, 2017 as compared to the prior year is due primarily to other equity awards granted to employees during 2017 that vested immediately. During 2017, the Company recorded stock-based compensation expense for these other awards of $10.0 million as a component of selling, general and administrative expenses. Stock-based compensation expense for the year ended December 31, 2018, increased further as compared to the prior year due primarily to the deferred stock awards granted in late 2017.
As of December 31, 2018, there was $105.8 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 3.3 years.
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
The following assumptions were used to calculate the fair value of the Company’s options on the date of grant:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.68% - 2.70%	1.87% - 2.27%	1.24% - 1.49%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	27.66% - 28.00%	25.88% - 27.58%	29.42% - 36.11%
Weighted average expected life (in years)	5.74	5.78	5.76

The following table presents a summary of the Company’s stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2018		2017		2016
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	14,239	$14.52	16,283	$13.55	16,309	$13.54
Granted	255	44.05	1,164	33.48	1,103	19.53
Exercised	(2,694)	8.38	(3,138)	16.27	(1,063)	19.10
Forfeited or expired	(16)	28.57	(70)	24.05	(66)	22.39
Outstanding December 31	11,784	$16.55	14,239	$14.52	16,283	$13.55

Exercisable December 31	10,693	$14.61	11,906	$12.00	12,628	$12.01
Weighted average fair value per option granted		$14.05		$10.18		$6.98
The total intrinsic value of stock options exercised during the years ended December 31, 2018, 2017 and 2016 was $28.1 million, $57.5 million and $8.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2018, 2017 and 2016 was $22.6 million, $51.1 million and $20.3 million, respectively.
There were 7.8 million shares available for future grants under the stock incentive plans at December 31, 2018. Upon share option exercise or vesting of restricted or deferred stock, the Company issues new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from January 2019 to March 2022, and expiration dates range from April 2019 to March 2028 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/18	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/18	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$3.62 - $4.99	99	0.3	$3.62	99	0.3	$3.62
$5.00 - $9.99	4,419	3.8	$8.81	4,419	3.8	$8.81
$10.00 - $14.99	2,094	2.5	$11.34	2,094	2.5	$11.34
$15.00 - $19.99	987	7.0	$19.31	987	7.0	$19.31
$20.00 - $24.99	1,717	5.1	$21.15	1,709	5.1	$21.13
$25.00 - $29.99	1,860	7.0	$26.86	1,297	6.6	$26.32
$30.00 - $44.99	608	9.1	$43.76	88	8.9	$43.55

The total intrinsic value of options outstanding and options exercisable as of December 31, 2018 was $580.4 million and $526.6 million, respectively.
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
In 2018, the Company granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within one to two years if the performance criteria are met.
In 2017, the Company granted 0.9 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within one to two years if the performance criteria are met. As of December 31, 2018, the performance-based criteria for these awards have been met unless otherwise forfeited.

In 2016, the Company granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under the Company’s stock incentive plans. These awards will vest over one or four years with the exception of the performance-based awards which will generally vest within two years if the performance criteria are met. As of December 31, 2018, the performance-based criteria for these awards have been met unless otherwise forfeited.
The following table presents a summary of the Company’s unvested restricted stock awards outstanding at December 31, 2018, 2017 and 2016 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2015	861	$22.67
Granted	751	20.65
Forfeited	(50)	21.63
Vested	(482)	21.73
Unvested at December 31, 2016	1,080	$21.67
Granted	1,132	35.97
Forfeited	(82)	22.96
Vested	(523)	21.89
Unvested at December 31, 2017	1,607	$31.79
Granted	535	44.54
Forfeited	(37)	30.38
Vested	(706)	28.35
Unvested at December 31, 2018	1,399	$38.13
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2018, 2017 and 2016 was $20.0 million, $11.5 million and $10.5 million, respectively. As of December 31, 2018, there were 0.2 million restricted stock awards outstanding which require the Company or the recipient to achieve minimum performance targets in order for the awards to vest.
Deferred Stock
The Company has granted deferred stock awards to its employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require the Company to achieve minimum market conditions in order for these awards to issue and vest.
In 2017, the Company granted 2.5 million shares of deferred stock awards with market conditions under the Company’s stock incentive plans. These awards will all vest over one to five years if specified stock prices are achieved over a specific number of days during the five years.

In 2018, the Company achieved minimum market conditions resulting in the issuance of 0.2 million shares of restricted stock subject to vesting over a one-year to four-year period. As of December 31, 2018, there were 2.3 million deferred stock awards outstanding which require the Company to achieve minimum market conditions in order for the awards to issue subject to further vesting conditions.
The following table presents a summary of the Company’s unvested deferred stock awards outstanding at December 31, 2018, 2017 and 2016 (“Price” reflects the weighted average grant date fair value):

Deferred Stock
	Awards	Price
(in thousands, except per share data)
Unvested at December 31, 2016	—	$—
Awarded	2,500	26.69
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2017	2,500	$26.69
Awarded	—	—
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2018	2,500	$26.69

NOTE 12—OTHER INFORMATION

	December 31,
	2018	2017
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$12,575	$17,467
Notes receivable	15,200	21,278
Other	14,910	13,158
Total other current assets	$42,685	$51,903

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$137,211	$105,271
Notes receivable	112,276	41,587
Other	178,593	106,322
Total other long-term assets	$428,080	$253,180

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$265,068	$233,459
Accrued event expenses	369,843	247,380
Accrued insurance	126,015	97,606
Accrued legal	16,295	129,882
Collections on behalf of others	43,981	48,099
Other	424,263	352,820
Total accrued expenses	$1,245,465	$1,109,246

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$44,929	$143,809
Other	22,118	16,829
Total other current liabilities	$67,047	$160,638

The following details the components of “Other long-term liabilities”:
Deferred revenue	$27,504	$9,569
Contingent and deferred purchase consideration	30,333	41,946
Other	147,140	122,876
Total other long-term liabilities	$204,977	$174,391
NOTE 13—SEGMENT DATA
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
There were no customers that individually accounted for more than 10% of the Company’s consolidated revenue in any year.
The following table presents the results of operations for the Company’s reportable segments for the years ending December 31, 2018, 2017 and 2016:

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
2018
Revenue	$8,770,031	$503,968	$1,529,566	$3,724	$—	$(19,489)	$10,787,800
Direct operating expenses	7,340,757	92,494	549,265	4,905	—	(19,489)	7,967,932
Selling, general and administrative expenses	1,248,346	97,540	634,829	16,313	—	—	1,997,028
Depreciation and amortization	206,772	30,779	143,551	817	4,610	—	386,529
Loss (gain) on disposal of operating assets	10,361	2	7	—	(1)	—	10,369
Corporate expenses	—	—	—	—	153,406	—	153,406
Operating income (loss)	$(36,205)	$283,153	$201,914	$(18,311)	$(158,015)	$—	$272,536
Intersegment revenue	$5,193	$—	$14,296	$—	$—	$(19,489)	$—
Capital expenditures	$129,129	$7,541	$110,202	$169	$15,273	$—	$262,314
2017
Revenue	$7,892,076	$445,148	$1,346,510	$21,012	$—	$(17,524)	$9,687,222
Direct operating expenses	6,641,071	78,725	460,881	18,746	—	(17,525)	7,181,898
Selling, general and administrative expenses	1,119,335	87,268	681,948	19,172	—	—	1,907,723
Depreciation and amortization	226,315	27,669	112,727	432	5,057	1	372,201
Loss (gain) on disposal of operating assets	(1,056)	—	49	—	38	—	(969)
Corporate expenses	—	—	—	—	134,972	—	134,972
Operating income (loss)	$(93,589)	$251,486	$90,905	$(17,338)	$(140,067)	$—	$91,397
Intersegment revenue	$1,061	$—	$16,463	$—	$—	$(17,524)	$—
Capital expenditures	$109,801	$6,701	$105,317	$149	$25,926	$—	$247,894
2016
Revenue	$6,283,521	$377,618	$1,166,029	$7,978	$—	$(8,810)	$7,826,336
Direct operating expenses	5,202,097	60,218	382,690	2,902	—	(8,730)	5,639,177

	Concerts	Sponsorship & Advertising	Ticketing	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Selling, general and administrative expenses	950,060	71,089	510,490	16,811	—	—	1,548,450
Depreciation and amortization	194,715	18,206	98,290	2,940	4,433	—	318,584
Loss (gain) on disposal of operating assets	(61)	—	68	—	117	—	124
Corporate expenses	—	—	—	—	125,141	(80)	125,061
Operating income (loss)	$(63,290)	$228,105	$174,491	$(14,675)	$(129,691)	$—	$194,940
Intersegment revenue	$202	$—	$8,528	$80	$—	$(8,810)	$—
Capital expenditures	$87,306	$2,161	$91,285	$1,028	$7,824	$—	$189,604
The following table provides revenue and long-lived assets for the Company’s foreign operations included in the consolidated financial statements:

	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2018
Revenue	$3,661,222	$7,126,578	$10,787,800
Long-lived assets	$199,299	$747,294	$946,593
2017
Revenue	$3,408,661	$6,278,561	$9,687,222
Long-lived assets	$201,724	$684,212	$885,936
2016
Revenue	$2,436,033	$5,390,303	$7,826,336
Long-lived assets	$174,160	$577,376	$751,536

NOTE 14—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
	(in thousands)
Revenue	$1,482,384	$1,242,879	$2,868,315	$2,683,585	$3,835,246	$3,440,308	$2,601,855	$2,320,450
Operating income (loss)	$(6,030)	$(21,366)	$134,725	$113,433	$234,219	$201,347	$(90,378)	$(202,017)
Net income (loss)	$(41,028)	$(47,770)	$83,356	$80,555	$183,197	$148,770	$(135,185)	$(173,781)
Net income (loss) attributable to common stockholders of Live Nation	$(33,906)	$(32,993)	$69,359	$81,478	$172,683	$136,393	$(147,887)	$(190,893)

Basic net income (loss) available to common stockholders of Live Nation	$(50,291)	$(45,570)	$52,187	$62,641	$151,894	$114,996	$(171,441)	$(229,713)
Diluted net income (loss) available to common stockholders of Live Nation	$(50,291)	$(45,570)	$52,187	$62,641	$152,213	$118,332	$(171,441)	$(229,713)
Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.24)	$(0.22)	$0.25	$0.31	$0.73	$0.56	$(0.82)	$(1.12)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.24)	$(0.22)	$0.24	$0.29	$0.70	$0.53	$(0.82)	$(1.12)

The following summarizes unusual or infrequent items affecting the quarterly results of operations:
2018
The Company recorded a goodwill impairment of $10.5 million in the fourth quarter of 2018 in connection with its annual impairment test. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
The Company recorded a net foreign exchange rate loss of $8.4 million in the second quarter of 2018, as a component of other expense (income), net.
2017
The Company accrued $110.0 million in the fourth quarter of 2017 in connection with a legal settlement entered into in January 2018.
The Company recorded a goodwill impairment of $20.0 million in the fourth quarter of 2017 in connection with its annual impairment test. See Note 2—Long-Lived Assets and Note 5—Fair Value Measurements for further discussion.
The Company recorded a $55.7 million income tax benefit in the fourth quarter of 2017 in connection with the 2017 tax reform changes. See Note 8—Income Taxes for further discussion.
The Company recorded net foreign exchange rate gains of $2.7 million and $4.4 million in the first and second quarters of 2017, respectively, and a net foreign exchange rate loss of $4.2 million in the fourth quarter of 2017, as a component of other expense (income), net.

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
Based on their evaluation as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company, and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California

February 28, 2019

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2018, 2017 and 2016 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
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
Under Rule 3-09 of Regulation S-X, we are required to file separate unaudited financial statements of Venta de Boletos por Computadora S.A. de C.V., for the years ended December 31, 2018 and 2017. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2019.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other		Balance at End of Period
	(in thousands)
Year ended December 31, 2016	$17,168	$16,699	$(3,927)	$(306)	(1)	$29,634

Year ended December 31, 2017	$29,634	$16,664	$(14,846)	$1,303	(1)	$32,755

Year ended December 31, 2018	$32,755	$21,378	$(19,777)	$(131)	(1)	$34,225
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2016	$658,104	$11,820	$—	$11,642	$681,566

Year ended December 31, 2017	$681,566	$18,067	$—	$(103,196)	$596,437

Year ended December 31, 2018	$596,437	$(8,845)	$—	$(56,950)	$530,642
________________________
(1) During 2018, 2017 and 2016, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2017 valuation allowance was also reduced due to the reduction in the federal income tax rate to 21%. This reduced the previously fully valued United States deferred tax asset. The 2018 valuation allowance was also reduced for decreases in fully valued deferred tax assets, primarily United States foreign tax credits utilized to offset the transition tax liability under the provisions of the TCJA and declining net operating loss carryforwards due to improved profitability.

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018	Live Nation
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010	Live Nation
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013	Live Nation
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013	Live Nation
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015	Live Nation
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005	Live Nation
4.3	Form of Right Certificate.	8-K	001-32601	4.3 (Annex B)	12/23/2005	Live Nation
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009	Live Nation
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010	Live Nation
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010	Live Nation
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015	Live Nation
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010	Live Nation
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010	Live Nation
10.7 §	Live Nation Entertainment, Inc. 2006 Annual Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.1	6/11/2015	Live Nation
10.8 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.9 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016	Live Nation
10.10 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016	Live Nation
10.11 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016	Live Nation
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010	Live Nation
10.13 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017	Live Nation
10.14 §	Performance Share Award Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.2	12/18/2017	Live Nation
10.15 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017	Live Nation
10.16 §	Performance Share Award Agreement entered into December 19, 2017, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.2	12/20/2017	Live Nation
10.17 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017	Live Nation
10.18 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Elizabeth K. (Kathy) Willard.	8-K	001-32601	10.4	12/20/2017	Live Nation
10.19 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008	Live Nation
10.20 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009	Live Nation
10.21 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010	Live Nation
10.22 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.23	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010	Live Nation
10.24	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012	Live Nation
10.25	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014	Live Nation
10.26	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017	Live Nation
10.27	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.28	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018	Live Nation
10.29	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012	Live Nation
10.30	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014	Live Nation
10.31	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014	Live Nation
10.32	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015	Live Nation
10.33	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015	Live Nation
10.34	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015	Live Nation
10.35	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017	Live Nation

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
10.36	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017	Live Nation
10.37	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018	Live Nation
10.38	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014	Live Nation
10.39	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017	Live Nation
10.40	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017	Live Nation
10.41	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018	Live Nation
10.42	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018	Live Nation
10.43	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018	Live Nation
14.1	Code of Business Conduct and Ethics.						X
21.1	Subsidiaries of the Company.						X
23.1	Consent of Ernst & Young LLP.						X
24.1	Power of Attorney (see signature page).						X
31.1	Certification of Chief Executive Officer.						X
31.2	Certification of Chief Financial Officer.						X
32.1	Section 1350 Certification of Chief Executive Officer.						X
32.2	Section 1350 Certification of Chief Financial Officer.						X
101.INS	XBRL Instance Document.						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed By	Filed Herewith
101.SCH	XBRL Taxonomy Schema Document.						X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.						X
101.DEF	XBRL Taxonomy Definition Linkbase Document.						X
101.LAB	XBRL Taxonomy Label Linkbase Document.						X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.						X

§	Management contract or compensatory plan or arrangement.
The Company has not filed long-term debt instruments of its subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, the Company will furnish a copy of such instruments to the Commission upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2019.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 28, 2019

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 28, 2019

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 28, 2019

/s/ Mark Carleton Mark Carleton	Director	February 28, 2019

/s/ Maverick Carter Maverick Carter	Director	February 28, 2019

/s/ Ariel Emanuel Ariel Emanuel	Director	February 28, 2019

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 28, 2019

/s/ Ping Fu Ping Fu	Director	February 28, 2019

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 28, 2019

/s/ Jimmy Iovine Jimmy Iovine	Director	February 28, 2019

/s/ James S. Kahan James S. Kahan	Director	February 28, 2019

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 28, 2019

/s/ Randall T. Mays Randall T. Mays	Director	February 28, 2019

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 28, 2019

/s/ Dana Walden Dana Walden	Director	February 28, 2019