Form 10-Q
period 2019-03-31
Live Nation Entertainment, Inc.
filed 2019-05-02
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
(310) 867-7000
(Registrant’s telephone number, including area code)
____________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 Par Value Per Share	LYV	New York Stock Exchange
Preferred Stock Purchase Rights
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 25, 2019, there were 211,629,280 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,091,863 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,670,538	$2,371,540
Accounts receivable, less allowance of $32,548 and $34,225, respectively	920,035	829,320
Prepaid expenses	772,296	597,866
Restricted cash	13,654	6,663
Other current assets	48,351	42,685
Total current assets	4,424,874	3,848,074
Property, plant and equipment
Land, buildings and improvements	1,004,205	984,558
Computer equipment and capitalized software	788,304	742,737
Furniture and other equipment	345,936	329,607
Construction in progress	120,282	160,028
	2,258,727	2,216,930
Less accumulated depreciation	1,315,697	1,270,337
	943,030	946,593
Operating lease assets	1,114,932	—
Intangible assets
Definite-lived intangible assets, net	654,812	661,451
Indefinite-lived intangible assets	368,922	368,854
Goodwill	1,841,234	1,822,943
Long-term advances	531,763	420,891
Other long-term assets	422,966	428,080
Total assets	$10,302,533	$8,496,886
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,123,959	$1,037,162
Accounts payable	103,567	90,253
Accrued expenses	1,140,215	1,245,465
Deferred revenue	2,068,792	1,227,797
Current portion of long-term debt, net	80,838	82,142
Current portion of operating lease liabilities	112,880	—
Other current liabilities	58,631	67,047
Total current liabilities	4,688,882	3,749,866
Long-term debt, net	2,715,966	2,732,878
Long-term operating lease liabilities	1,071,375	—
Deferred income taxes	142,710	137,067
Other long-term liabilities	100,177	204,977
Commitments and contingent liabilities
Redeemable noncontrolling interests	343,029	329,355
Stockholders’ equity
Common stock	2,099	2,091
Additional paid-in capital	2,267,761	2,268,209
Accumulated deficit	(1,071,667)	(1,019,223)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(148,120)	(145,231)
Total Live Nation stockholders’ equity	1,043,208	1,098,981
Noncontrolling interests	197,186	243,762
Total equity	1,240,394	1,342,743
Total liabilities and equity	$10,302,533	$8,496,886

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands except share and per share data)
Revenue	$1,727,828	$1,482,384
Operating expenses:
Direct operating expenses	1,151,604	932,084
Selling, general and administrative expenses	464,866	434,611
Depreciation and amortization	98,912	87,871
Loss (gain) on disposal of operating assets	(147)	38
Corporate expenses	36,456	33,810
Operating loss	(23,863)	(6,030)
Interest expense	36,515	32,684
Interest income	(2,548)	(1,183)
Equity in earnings of nonconsolidated affiliates	(3,144)	(3,715)
Other expense (income), net	(3,403)	328
Loss before income taxes	(51,283)	(34,144)
Income tax expense	3,958	6,884
Net loss	(55,241)	(41,028)
Net loss attributable to noncontrolling interests	(2,797)	(7,122)
Net loss attributable to common stockholders of Live Nation	$(52,444)	$(33,906)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.31)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	208,908,323	206,728,167

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(52,444)	$(33,906)
Accretion of redeemable noncontrolling interests	(12,312)	(16,385)
Net loss available to common stockholders of Live Nation—basic and diluted	$(64,756)	$(50,291)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net loss	$(55,241)	$(41,028)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,889)	16,262
Comprehensive loss	(58,130)	(24,766)
Comprehensive loss attributable to noncontrolling interests	(2,797)	(7,122)
Comprehensive loss attributable to common stockholders of Live Nation	$(55,333)	$(17,644)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	13,238	—	—	—	—	13,238	—
Common Stock issued under stock plans, net of shares withheld for employee taxes	252,634	3	(9,303)	—	—	—	—	(9,300)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	469,601	5	7,667	—	—	—	—	7,672	—
Acquisitions	—	—	—	—	—	—	974	974	6,981
Purchases of noncontrolling interests	—	—	270	—	—	—	(270)	—	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(12,312)	—	—	—	—	(12,312)	12,312
Cash distributions	—	—	—	—	—	—	(45,943)	(45,943)	(3,941)
Other	—	—	(8)	—	—	—	(1,184)	(1,192)	2,425
Comprehensive loss:
Net loss	—	—	—	(52,444)	—	—	(153)	(52,597)	(2,644)
Foreign currency translation adjustments	—	—	—	—	—	(2,889)	—	(2,889)	—
Balances at March 31, 2019	209,857,816	$2,099	$2,267,761	$(1,071,667)	$(6,865)	$(148,120)	$197,186	$1,240,394	$343,029

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balance at December 31, 2017	206,877,037	$2,069	$2,374,006	$(1,079,472)	$(6,865)	$(108,542)	$236,948	$1,418,144	$244,727
Non-cash and stock-based compensation	—	—	10,870	—	—	—	—	10,870	—
Common Stock issued under stock plans, net of shares withheld for employee taxes	287,809	3	(7,949)	—	—	—	—	(7,946)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	469,216	4	7,918	—	—	—	—	7,922	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,624	—	—	—	—	62,624	—
Repurchase of convertible debt conversion feature	—	—	(83,416)	—	—	—	—	(83,416)	—
Acquisitions	—	—	—	—	—	—	13,449	13,449	10,181
Purchases of noncontrolling interests	—	—	566	—	—	—	(493)	73	(358)
Redeemable noncontrolling interests fair value adjustments	—	—	(16,532)	—	—	—	—	(16,532)	16,532
Contributions received	—	—	—	—	—	—	4,900	4,900	—
Cash distributions	—	—	—	—	—	—	(16,277)	(16,277)	(3,246)
Other	—	—	31	—	—	—	9	40	—
Comprehensive income (loss):
Net loss	—	—	—	(33,906)	—	—	(3,986)	(37,892)	(3,136)
Foreign currency translation adjustments	—	—	—	—	—	16,262	—	16,262
Balance at March 31, 2018	207,634,062	$2,076	$2,348,118	$(1,113,378)	$(6,865)	$(92,280)	$234,550	$1,372,221	$264,700

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(55,241)	$(41,028)
Reconciling items:
Depreciation	51,672	42,137
Amortization	47,240	45,734
Amortization of non-recoupable ticketing contract advances	17,237	19,945
Non-cash compensation expense	13,205	10,870
Other, net	3,150	6,166
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(90,637)	(53,080)
Increase in prepaid expenses and other assets	(312,032)	(405,036)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(44,915)	52,318
Increase in deferred revenue	839,371	1,097,472
Net cash provided by operating activities	469,050	775,498
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(57,136)	(45,125)
Cash paid for acquisitions, net of cash acquired	(9,882)	(20,222)
Purchases of intangible assets	(9,000)	(25,914)
Other, net	(8,852)	2,535
Net cash used in investing activities	(84,870)	(88,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	557	856,660
Payments on long-term debt	(13,573)	(321,850)
Distributions to noncontrolling interests	(49,884)	(19,523)
Purchases and sales of noncontrolling interests, net	(1,463)	(104,233)
Payments for deferred and contingent consideration	(5,500)	(11,780)
Other, net	(1,628)	4,876
Net cash provided by (used in) financing activities	(71,491)	404,150
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,700)	29,039
Net increase in cash, cash equivalents and restricted cash	305,989	1,119,961
Cash, cash equivalents and restricted cash at beginning of period	2,378,203	1,828,822
Cash, cash equivalents and restricted cash at end of period	$2,684,192	$2,948,783

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, the Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. The Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash, Cash Equivalents and Restricted Cash
Included in the March 31, 2019 and December 31, 2018 cash and cash equivalents balance is $847.6 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first three months of 2019, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of March 31, 2019, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2019 and 2018.
Accounting Pronouncements - Recently Adopted
Lease Accounting
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and asset, and to disclose key information about leasing arrangements. The guidance should be applied on a modified retrospective basis.
We adopted this standard on January 1, 2019, applying the transitional provisions of the standard to the beginning of the period of adoption and elected the package of practical expedients available under the transition guidance within the new guidance, which among other things, allowed us to carry forward the historical lease classification. We also made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet, recognizing those lease payments in our statements of operations on a straight-line basis over the term of the lease. We have implemented third-party lease software, and corresponding internal controls, to account for our leases and facilitate compliance with the new guidance.
The new guidance had a material impact on our balance sheets, but did not have a material impact on our statements of operations. The new guidance did not have an impact on our compliance with the debt covenant requirements under our senior secured credit facility and other debt arrangements. Upon adoption, we recognized operating leases assets and liabilities of $1.1 billion and $1.2 billion, respectively. The initial operating lease assets and liabilities were based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate which varies based on geographical region and term of the underlying lease. The operating lease assets were also reduced $85.3 million for prepaid rent, straight-line rent accruals and lease incentives.
Accounting Pronouncements - Not Yet Adopted
Other Pronouncements
In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amortization period of these implementation costs would include periods covered under renewal options that are reasonably certain to be exercised. The expense related to the capitalized implementation costs also would be presented in the same financial statement line item as the hosting fees. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We expect to adopt this guidance on January 1, 2020, and are currently assessing which implementation method we will apply and the impact that adoption will have on our financial position and results of operations.
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2019:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2018:
Gross carrying amount	$692,963	$393,772	$123,707	$85,411	$120,163	$1,416,016
Accumulated amortization	(391,002)	(213,599)	(41,808)	(38,826)	(69,330)	(754,565)
Net	301,961	180,173	81,899	46,585	50,833	661,451
Gross carrying amount:
Acquisitions—current year	13,432	7,801	1,632	1,466	16,120	40,451
Foreign exchange	516	(271)	241	425	299	1,210
Other (2)	(13,109)	(13,000)	—	(605)	—	(26,714)
Net change	839	(5,470)	1,873	1,286	16,419	14,947
Accumulated amortization:
Amortization	(17,909)	(15,237)	(3,406)	(5,867)	(4,821)	(47,240)
Foreign exchange	(478)	(7)	(37)	(239)	(233)	(994)
Other (2)	13,064	13,000	(51)	606	29	26,648
Net change	(5,323)	(2,244)	(3,494)	(5,500)	(5,025)	(21,586)
Balance as of March 31, 2019:
Gross carrying amount	693,802	388,302	125,580	86,697	136,582	1,430,963
Accumulated amortization	(396,325)	(215,843)	(45,302)	(44,326)	(74,355)	(776,151)
Net	$297,477	$172,459	$80,278	$42,371	$62,227	$654,812
______________
(1) Other primarily includes intangible assets for non-compete, venue management and leasehold agreements.
(2) Other primarily includes netdowns of fully amortized assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of a ticketing business located in Australia and controlling interests in a concert promotion business located in Canada and a festival promotion business located in Finland.

The 2019 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	5
Client/vendor relationships	3
Trademarks and naming rights	3
Technology	3
Other	8
All categories	5
Amortization of definite-lived intangible assets for the three months ended March 31, 2019 and 2018 was $47.2 million and $45.7 million, respectively.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2018:
Goodwill	$1,094,604	$762,953	$400,749	$2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	659,241	762,953	400,749	1,822,943

Acquisitions—current year	10,895	3,810	—	14,705
Acquisitions—prior year	2,914	—	—	2,914
Foreign exchange	(81)	(1,030)	1,783	672

Balance as of March 31, 2019:
Goodwill	1,108,332	765,733	402,532	2,276,597
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$672,969	$765,733	$402,532	$1,841,234
Included in the current year acquisitions amount above is goodwill primarily associated with the acquisitions of controlling interests in a concert promotion business located in Canada and a festival promotion business located in Finland.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
NOTE 3—LEASES
We lease office space, many of our concert venues, festival sites and certain equipment. We do not recognize an operating lease asset or liability on our consolidated balance sheet for leases with an initial term of twelve months or less, including multi-year festival site leases where the sum of the non-consecutive periods of rental time is less than twelve months. Rent expense for these short-term leases is generally recognized on a straight-line basis over the lease term.
Some of our lease agreements contain annual rental escalation clauses, as well as provisions for us to pay the related utilities and maintenance. We have elected to account for the lease components (i.e., fixed payments including rent, parking and real estate taxes) and nonlease components (i.e., common-area maintenance costs) as a single lease component.

Many of our lease agreements contain renewal options that can extend the lease for additional terms typically ranging from one to ten years. Renewal options at the discretion of the lessor are included in the lease term while renewal options at our discretion are generally not included in the lease term unless they are reasonably certain to be exercised.
In addition to fixed rental payments, many of our leases contain contingent rental payments based on a percentage of revenue, tickets sold or other variables while others include periodic adjustments to rental payments based on the prevailing inflationary index or market rental rates. Our leases do not contain any material residual value guarantees or restrictive covenants.
We measure our lease assets and liabilities using an incremental borrowing rate which varies from lease to lease depending on geographical location and length of the lease.
The significant components of operating lease expense are as follows:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$46,729
Variable and short-term lease cost	13,765
Sublease income	(3,741)
Net lease cost	$56,753
Supplemental cash flow information for our operating leases is as follows:

Three Months Ended March 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$48,940
Lease assets obtained in exchange for lease obligations	$27,872
Future maturities of our operating lease liabilities at March 31, 2019 are as follows:

(in thousands)
April 1 - December 31, 2019	$120,219
2020	168,770
2021	147,980
2022	145,247
2023	137,072
Thereafter	1,052,820
Total lease payments	1,772,108
Less: Interest	587,976
Present value of lease liabilities	$1,184,132
The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

March 31, 2019
Weighted average remaining lease term (in years)	13.5
Weighted average discount rate	5.76%
As of March 31, 2019, we have additional operating leases that have not yet commenced with total lease payments of $190.5 million. These operating leases, which are not included on our consolidated balance sheet, have commencement dates ranging from April 2019 to December 2020 with lease terms ranging from 3 to 23 years.

NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value at
	March 31, 2019	December 31, 2018
	Level 1
	(in thousands)
Assets:
Cash equivalents	$232,081	$86,046
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2019	December 31, 2018
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$578,939	$552,368
5.625% Senior Notes due 2026	$308,616	$302,097
5.375% Senior Notes due 2022	$253,600	$251,390
2.5% Convertible Senior Notes due 2023	$636,625	$561,699
2.5% Convertible Senior Notes due 2019	$52,472	$40,710
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Consumer Class Actions
The following class action lawsuits were filed against Live Nation and/or Ticketmaster LLC in the United States and Canada: Vaccaro v. Ticketmaster LLC (Northern District of Illinois, filed September 2018); Ameri v. Ticketmaster LLC (Northern District of California, filed September 2018); Lee v. Ticketmaster LLC, et al. (Northern District of California, filed September 2018); Thompson-Marcial v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); Gaetano v. Live Nation Entertainment, Inc., et al. (Northern District of New York, filed October 2018); Dickey v. Ticketmaster LLC, et al. (Central District of California, filed October 2018); Gomel v. Live Nation Entertainment, Inc., et al. (Supreme Court of British Columbia, Vancouver Registry, filed October 2018); Smith v. Live Nation Entertainment, Inc., et al. (Ontario Superior Court of Justice, filed October 2018); Messing v. Ticketmaster LLC, et al. (Central District of California, filed November 2018); and Niedbalski v. Ticketmaster LLC, et al. (Central District of California, filed December 2018). The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The remaining lawsuits make similar factual allegations that Live Nation and/or Ticketmaster LLC engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different state/provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs. Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and believe that the potential liability, if any, will not have a material adverse effect on our financial condition, cash flows or results of operations. Further, we do not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against us. We intend to vigorously defend these actions.
NOTE 6—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2019:

Total (Foreign Currency Items)
(in thousands)
Balance at December 31, 2018	$(145,231)
Other comprehensive loss before reclassifications	(2,889)
Net other comprehensive loss	(2,889)
Balance at March 31, 2019	$(148,120)
Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of the convertible senior notes where dilutive. For the three months ended March 31, 2019 and 2018, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share.
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2019	2018
Options to purchase shares of common stock	11,800,771	14,016,157
Restricted and deferred stock—unvested	3,866,613	4,088,759
Conversion shares related to the convertible senior notes	8,911,890	9,575,650
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	24,579,274	27,680,566
NOTE 7—REVENUE RECOGNITION
Concerts
Concerts revenue, including intersegment revenue, for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total Concert Revenue	$1,318,117	$1,038,921
Percentage of consolidated revenue	76.3%	70.1%
Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue. Any consideration not collected by the day of the event is typically received within three months after the event date.
Ticketing
Ticketing revenue, including intersegment revenue, for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total Ticketing Revenue	$337,642	$372,373
Percentage of consolidated revenue	19.5%	25.1%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events, where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At March 31, 2019 and December 31, 2018, we had ticketing contract advances of $76.7 million and $75.5 million, respectively, in prepaid expenses and $90.9 million and $78.5 million, respectively, in other long-term assets. We amortized $17.2 million and $19.9 million for the three months ended March 31, 2019 and 2018, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total Sponsorship & Advertising Revenue	$75,078	$74,558
Percentage of consolidated revenue	4.3%	5.0%
Our Sponsorship & Advertising segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through our venue, artist relationship and ticketing assets, including advertising on our websites. These programs can also include custom events or programs for the sponsors’ specific brands, which are typically experienced exclusively by the sponsors’ customers. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement, and can be for a single or multi-year term. We also earn revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights, venue naming rights, media campaigns, signage within our venues, and advertising on our websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element, which are determined using vendor-specific evidence, third-party evidence or our best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue.
At March 31, 2019, we had contracted sponsorship agreements with terms greater than one year that had approximately $764.3 million of revenue related to future benefits to be provided by us. We expect to recognize approximately 29%, 26%, 20% and 25% of this revenue in the remainder of 2019, 2020, 2021 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $1.2 billion and $925.2 million at December 31, 2018 and 2017, respectively. The table below summarizes the amount of deferred revenue recognized during the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Concerts	$286,925	$330,760
Ticketing	19,395	13,791
Sponsorship & Advertising	10,798	14,213
Other & Corporate	1,735	962
	$318,853	$359,726
NOTE 8—SEGMENT DATA
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. Our Concerts segment involves the promotion of live music events globally in our owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artists. Our Ticketing segment involves the management of our global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for our primary ticketing website, www.ticketmaster.com. Our Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related original content, and ads across our distribution network of venues, events and websites.
Revenue and expenses earned and charged between segments are eliminated in consolidation. Our capital expenditures below include accruals for amounts incurred but not yet paid for, but are not reduced by reimbursements received from outside parties such as landlords or replacements funded by insurance proceeds.
We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of the segments, and therefore, total segment assets have not been presented.

The following table presents the results of operations for our reportable segments for the three months ended March 31, 2019 and 2018:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2019
Revenue	$1,318,117	$337,642	$75,078	$791	$—	$(3,800)	$1,727,828
Direct operating expenses	1,030,269	111,749	13,386	—	—	(3,800)	1,151,604
Selling, general and administrative expenses	295,765	145,890	22,437	774	—	—	464,866
Depreciation and amortization	51,361	37,390	7,074	121	2,966	—	98,912
Gain on disposal of operating assets	(145)	(2)	—	—	—	—	(147)
Corporate expenses	—	—	—	—	36,456	—	36,456
Operating income (loss)	$(59,133)	$42,615	$32,181	$(104)	$(39,422)	$—	$(23,863)
Intersegment revenue	$809	$2,991	$—	$—	$—	$(3,800)	$—
Capital expenditures	$33,593	$23,655	$1,185	$—	$4,333	$—	$62,766
Three Months Ended March 31, 2018
Revenue	$1,038,921	$372,373	$74,558	$777	$—	$(4,245)	$1,482,384
Direct operating expenses	796,165	124,284	15,751	129	—	(4,245)	932,084
Selling, general and administrative expenses	261,091	149,583	20,095	3,842	—	—	434,611
Depreciation and amortization	45,535	33,633	7,610	209	884	—	87,871
Loss on disposal of operating assets	21	17	—	—	—	—	38
Corporate expenses	—	—	—	—	33,810	—	33,810
Operating income (loss)	$(63,891)	$64,856	$31,102	$(3,403)	$(34,694)	$—	$(6,030)
Intersegment revenue	$249	$3,996	$—	$—	$—	$(4,245)	$—
Capital expenditures	$19,613	$20,305	$382	$12	$854	$—	$41,166

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2018 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
The first quarter of 2019 was a solid start of the year for Live Nation with our overall revenue increasing by 17% to $1.7 billion on a reported basis, representing 20% growth on a constant currency basis. The revenue growth was largely in our Concerts segment as a result of increased shows and fans. Our operating loss for the quarter increased as compared to the first quarter of 2018 due to higher depreciation expense as well as higher acquisition expenses, both a result of investment in our venue portfolio, technology, and global footprint. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue increased 27% on a reported basis, or 31% on a constant currency basis, largely due to the volume and results of arena shows in North America, higher touring activity in Asia, and increased theater volume across our portfolio. Some of the larger tours in the quarter included Justin Timberlake, KISS and Travis Scott. Show count for the quarter was up 12% compared to last year while the number of fans attending our concert events increased by 22% in the quarter to nearly 15 million, with this growth largely from arena and theater shows. Concerts operating loss was relatively flat for the quarter. We will continue to drive global show and fan volume by extending our geographic footprint, expanding our premium ticket pricing programs, and growing our onsite revenue through elevated consumer offerings as well as increasing our points of sale. Longer term, we continue to look for expansion opportunities in Concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to expand our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue decreased 9% on a reported basis, or 7% on a constant currency basis. The revenue decline largely came from a reduction in primary and secondary ticket sales in North America. Fee-bearing tickets were down 3 million tickets for the quarter, a reduction of nearly 6%. This was partially due to the timing of onsales for some 2019 events shifting earlier to the fourth quarter of 2018. Operating income for the quarter declined, largely from the reduction in primary and resale activity. As a result of our focus on improving consumer choice and convenience, our mobile sales continue to grow. This quarter, 46% of our total tickets were sold via mobile and tablet devices, driving a 40% increase in our app installed base to over 60 million. We will continue to invest in our ticketing platform to improve the ticket buying experience for our fans and provide better tools and information resources for our venue clients.
Our Sponsorship & Advertising segment revenue increased by 1% on a reported basis, or 4% on a constant currency basis, the first quarter typically being the smallest quarter annually for this business. The growth was driven by higher sponsorship revenue from our venues in North America and Europe as well as increased revenue from expanding ticketing integration projects and clients. We are focused on growing our national and global partners, growing our onsite sponsorship by developing new venue and festival products, and expanding our media and digital advertising. Our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the keys to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
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
Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
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
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charges as our fee. Gross transaction value (“GTV”) represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized when the event occurs.
Ticketing direct operating expenses include call center costs and credit card fees, along with other costs.

To judge the health of our Ticketing segment, we primarily review GTV and the number of tickets sold through our ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, marketing spend effectiveness, the purchase conversion rate, the overall number of customers in our database, the number and percentage of tickets sold via mobile and the number of app installs. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Three Months Ended March 31,
	2019	2018
	(in thousands except estimated events)
Concerts (1)
Events:
North America	5,530	4,791
International	2,538	2,384
Total estimated events	8,068	7,175
Fans:
North America	8,915	6,790
International	5,955	5,444
Total estimated fans	14,870	12,234
Ticketing (2)
Fee-bearing tickets	50,028	53,030
Non-fee-bearing tickets	67,115	66,565
Total estimated tickets	117,143	119,595
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
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2019
Concerts	$(59,133)	$3,483	$(145)	$51,361	$—	$9,847	$5,413
Ticketing	42,615	1,494	(2)	37,390	18,713	194	100,404
Sponsorship & Advertising	32,181	610	—	7,074	—	—	39,865
Other and Eliminations	(104)	—	—	121	(1,476)	—	(1,459)
Corporate	(39,422)	7,618	—	2,966	—	—	(28,838)
Total	$(23,863)	$13,205	$(147)	$98,912	$17,237	$10,041	$115,385
Three Months Ended March 31, 2018
Concerts	$(63,891)	$1,909	$21	$45,535	$—	$798	$(15,628)
Ticketing	64,856	1,073	17	33,633	21,137	233	120,949
Sponsorship & Advertising	31,102	253	—	7,610	—	—	38,965
Other and Eliminations	(3,403)	—	—	209	(1,192)	—	(4,386)
Corporate	(34,694)	7,635	—	884	—	—	(26,175)
Total	$(6,030)	$10,870	$38	$87,871	$19,945	$1,031	$113,725
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands)
Revenue	$1,318,117	$1,038,921	27%
Direct operating expenses	1,030,269	796,165	29%
Selling, general and administrative expenses	295,765	261,091	13%
Depreciation and amortization	51,361	45,535	13%
Loss (gain) on disposal of operating assets	(145)	21	*
Operating loss	$(59,133)	$(63,891)	7%
Operating margin	(4.5)%	(6.1)%
AOI**	$5,413	$(15,628)	*
AOI margin**	0.4%	(1.5)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $279.2 million during the three months ended March 31, 2019 as compared to the same period of the prior year. Excluding the decrease of $38.0 million related to currency impacts, revenue increased $317.2 million, or 31%, primarily due to our arenas and theaters where we experienced more shows globally and had higher average ticket prices. Concerts had incremental revenue of $28.8 million from the acquisitions of concerts and festival promotion businesses.
Operating results
The improved operating results for Concerts for the three months ended March 31, 2019 were primarily driven by improved results from our arenas and theaters partially offset by higher compensation costs associated with salary increases and headcount growth. Included in selling, general and administrative expenses for the three months ended March 31, 2019 is $8.3 million of expenses related to new acquisitions and new venues in the Concerts segment.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands)
Revenue	$337,642	$372,373	(9)%
Direct operating expenses	111,749	124,284	(10)%
Selling, general and administrative expenses	145,890	149,583	(2)%
Depreciation and amortization	37,390	33,633	11%
Loss (gain) on disposal of operating assets	(2)	17	*
Operating income	$42,615	$64,856	(34)%
Operating margin	12.6%	17.4%
AOI**	$100,404	$120,949	(17)%
AOI margin**	29.7%	32.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue decreased $34.7 million during the three months ended March 31, 2019 as compared to the same period of the prior year. Excluding the decrease of $6.9 million related to currency impacts, revenue decreased $27.8 million, or 7%, primarily due to lower North America ticket volume along with lower associated ticket fees driven by fewer higher priced concert events on sale in the quarter and also partially driven by more onsales for 2019 events in the fourth quarter of 2018.
Operating results
The decrease in Ticketing operating income for the three months ended March 31, 2019 was primarily due to the lower North America ticket sales discussed above.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2019	2018
	(in thousands)
Revenue	$75,078	$74,558	1%
Direct operating expenses	13,386	15,751	(15)%
Selling, general and administrative expenses	22,437	20,095	12%
Depreciation and amortization	7,074	7,610	(7)%
Operating income	$32,181	$31,102	3%
Operating margin	42.9%	41.7%
AOI**	$39,865	$38,965	2%
AOI margin**	53.1%	52.3%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $0.5 million during the three months ended March 31, 2019 as compared to the same period of the prior year. Excluding the decrease of $2.5 million related to currency impacts, revenue increased $3.0 million, or 4%, primarily due to increased local sponsorship programs in North America and international venue sponsorships.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended March 31, 2019 was primarily driven by the increase in local sponsorship programs which have lower fulfillment costs partially offset by higher compensation costs driven by headcount growth.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2019			2018
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,727,828	$47,388	$1,775,216	$1,482,384	17%	20%
Operating expenses:
Direct operating expenses	1,151,604	34,462	1,186,066	932,084	24%	27%
Selling, general and administrative expenses	464,866	11,142	476,008	434,611	7%	10%
Depreciation and amortization	98,912	1,746	100,658	87,871	13%	15%
Loss (gain) on disposal of operating assets	(147)	—	(147)	38	*	*
Corporate expenses	36,456	10	36,466	33,810	8%	8%
Operating loss	(23,863)	$28	$(23,835)	(6,030)	*	*
Operating margin	(1.4)%		(1.3)%	(0.4)%
Interest expense	36,515			32,684
Interest income	(2,548)			(1,183)
Equity in earnings of nonconsolidated affiliates	(3,144)			(3,715)
Other expense (income), net	(3,403)			328
Loss before income taxes	(51,283)			(34,144)
Income tax expense	3,958			6,884
Net loss	(55,241)			(41,028)
Net loss attributable to noncontrolling interests	(2,797)			(7,122)
Net loss attributable to common stockholders of Live Nation	$(52,444)			$(33,906)
_______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
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
Our balance sheet reflects cash and cash equivalents of $2.7 billion at March 31, 2019 and $2.4 billion at December 31, 2018. Included in the March 31, 2019 and December 31, 2018 cash and cash equivalents balances are $847.6 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.1 billion in cash and cash equivalents, excluding client cash, at March 31, 2019. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion at each of March 31, 2019 and December 31, 2018. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at March 31, 2019.
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

Sources of Cash
Senior Secured Credit Facility
At March 31, 2019, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts as long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
As of March 31, 2019, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2019.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2019, we used $9.9 million of cash primarily for the acquisitions of controlling interests in a concert promotion business located in Canada and a festival promotion business located in Finland. As of the date of acquisition, the acquired businesses had a total of $16.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Purchases of Intangibles
During the three months ended March 31, 2018 we used $25.9 million of cash primarily to acquire intangible assets associated with certain software assets of a company located in the United States. There were no significant purchases of intangibles during the three months ended March 31, 2019.
Purchases and Sales of Noncontrolling Interests, net
During the three months ended March 31, 2018, we used $104.2 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interest in a concert and festival promotion business located in the United States. There were no significant purchases and sales of noncontrolling interests during the three months ended March 31, 2019.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$24,537	$17,875
Revenue generating capital expenditures	37,216	19,215
Total capital expenditures	$61,753	$37,090
Revenue generating capital expenditures during the first three months of 2019 increased from the same period of the prior year primarily due to enhancements at our amphitheaters in North America.
We currently expect capital expenditures to be approximately $310 million for the full year of 2019.

Cash Flows

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$469,050	$775,498
Investing activities	$(84,870)	$(88,726)
Financing activities	$(71,491)	$404,150
Operating Activities
Cash provided by operating activities decreased $306.4 million for the three months ended March 31, 2019 as compared to the same period of the prior year. During the first three months of 2019, we received less cash for future events resulting in less of an increase in deferred revenue compared to the same period of the prior year. In addition, our accounts payable and accrued liabilities decreased based on timing of payments while our prepaid expenses experienced a lower increase due to timing of event-related costs when compared to the same period of the prior year.
Investing Activities
Cash used in investing activities decreased $3.9 million for the three months ended March 31, 2019 as compared to the same period of the prior year primarily due to lower payments for purchases of intangible assets and acquisitions partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $71.5 million for the three months ended March 31, 2019 as compared to cash provided by financing activities of $404.2 million in the same period of the prior year primarily due to higher net proceeds in 2018 from debt refinancing partially offset by a decrease in purchases of noncontrolling interests in 2019. See “—Sources of Cash” above for further discussion.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating losses of $1.3 million for the three months ended March 31, 2019. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2019 by $0.1 million. As of March 31, 2019, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2019, we had forward currency contracts outstanding with a notional amount of $143.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.9 billion of total debt, excluding debt discounts and issuance costs, outstanding as of March 31, 2019, of which $1.8 billion was fixed-rate debt and $1.1 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2019, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.9 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2019 with no subsequent change in rates for the remainder of the period.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.
There have been no changes to our critical accounting policies during the three months ended March 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Required information is within Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.
Based on their evaluation as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 5—Commitments and Contingent Liabilities.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019, describes some of the risks and uncertainties associated with our business which have the potential to materially affect our business, financial condition or results of operations. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2019.

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