Form 10-Q
period 2019-06-30
Live Nation Entertainment, Inc.
filed 2019-07-25
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
______________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 Par Value Per Share	LYV	New York Stock Exchange
(Includes Preferred Stock Purchase Rights)
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 18, 2019, there were 213,147,303 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,642,564 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,270,341	$2,371,540
Accounts receivable, less allowance of $35,215 and $34,225, respectively	1,096,754	829,320
Prepaid expenses	858,469	597,866
Restricted cash	14,638	6,663
Other current assets	44,685	42,685
Total current assets	4,284,887	3,848,074
Property, plant and equipment
Land, buildings and improvements	1,101,316	984,558
Computer equipment and capitalized software	782,994	742,737
Furniture and other equipment	356,597	329,607
Construction in progress	129,418	160,028
	2,370,325	2,216,930
Less accumulated depreciation	1,344,857	1,270,337
	1,025,468	946,593
Operating lease assets	1,186,909	—
Intangible assets
Definite-lived intangible assets, net	753,490	661,451
Indefinite-lived intangible assets	368,846	368,854
Goodwill	1,925,725	1,822,943
Long-term advances	575,787	420,891
Other long-term assets	408,275	428,080
Total assets	$10,529,387	$8,496,886
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$989,570	$1,037,162
Accounts payable	170,274	90,253
Accrued expenses	1,339,881	1,245,465
Deferred revenue	1,890,997	1,227,797
Current portion of long-term debt, net	55,409	82,142
Current portion of operating lease liabilities	120,065	—
Other current liabilities	39,527	67,047
Total current liabilities	4,605,723	3,749,866
Long-term debt, net	2,708,642	2,732,878
Long-term operating lease liabilities	1,138,893	—
Deferred income taxes	169,985	137,067
Other long-term liabilities	113,060	204,977
Commitments and contingent liabilities
Redeemable noncontrolling interests	385,328	329,355
Stockholders’ equity
Common stock	2,101	2,091
Additional paid-in capital	2,296,010	2,268,209
Accumulated deficit	(968,312)	(1,019,223)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(148,791)	(145,231)
Total Live Nation stockholders’ equity	1,174,143	1,098,981
Noncontrolling interests	233,613	243,762
Total equity	1,407,756	1,342,743
Total liabilities and equity	$10,529,387	$8,496,886

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except share and per share data)
Revenue	$3,157,009	$2,868,315	$4,884,837	$4,350,699
Operating expenses:
Direct operating expenses	2,327,414	2,135,107	3,479,018	3,067,191
Selling, general and administrative expenses	513,497	476,438	978,363	911,049
Depreciation and amortization	103,826	89,785	202,738	177,656
Loss (gain) on disposal of operating assets	(101)	108	(248)	146
Corporate expenses	40,787	32,152	77,243	65,962
Operating income	171,586	134,725	147,723	128,695
Interest expense	36,792	35,519	73,307	68,203
Interest income	(3,818)	(2,705)	(6,366)	(3,888)
Equity in loss (earnings) of nonconsolidated affiliates	(5,828)	313	(8,972)	(3,402)
Other expense (income), net	(430)	6,443	(3,833)	6,771
Income before income taxes	144,870	95,155	93,587	61,011
Income tax expense	28,750	11,799	32,708	18,683
Net income	116,120	83,356	60,879	42,328
Net income attributable to noncontrolling interests	12,765	13,997	9,968	6,875
Net income attributable to common stockholders of Live Nation	$103,355	$69,359	$50,911	$35,453

Basic net income per common share available to common stockholders of Live Nation	$0.43	$0.25	$0.12	$0.01
Diluted net income per common share available to common stockholders of Live Nation	$0.41	$0.24	$0.11	$0.01

Weighted average common shares outstanding:
Basic	209,998,048	207,331,781	209,456,196	207,031,642
Diluted	219,977,612	215,105,119	219,107,351	215,075,203

Reconciliation to net loss available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$103,355	$69,359	$50,911	$35,453
Accretion of redeemable noncontrolling interests	(13,515)	(17,172)	(25,827)	(33,557)
Net income available to common stockholders of Live Nation—basic	89,840	52,187	25,084	1,896
Convertible debt interest, net of tax	86	—	—	—
Net income available to common stockholders of Live Nation—diluted	$89,926	$52,187	$25,084	$1,896

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$116,120	$83,356	$60,879	$42,328
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(671)	(33,557)	(3,560)	(17,295)
Comprehensive income	115,449	49,799	57,319	25,033
Comprehensive income attributable to noncontrolling interests	12,765	13,997	9,968	6,875
Comprehensive income attributable to common stockholders of Live Nation	$102,684	$35,802	$47,351	$18,158

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2019	209,857,816	$2,099	$2,267,761	$(1,071,667)	$(6,865)	$(148,120)	$197,186	$1,240,394	$343,029
Non-cash and stock-based compensation	—	—	11,754	—	—	—	—	11,754	—
Common stock issued under stock plans, net of shares withheld for employee taxes	60,223	—	(959)	—	—	—	—	(959)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	167,776	2	2,525	—	—	—	—	2,527	—
Conversion of convertible debt	824,328	—	28,586	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	25,194	25,194	32,322
Purchases of noncontrolling interests	—	—	—	—	—	—	—	—	—
Redeemable noncontrolling interests fair value adjustments	—	—	(13,515)	—	—	—	—	(13,515)	13,515
Contributions received	—	—	—	—	—	—	8,324	8,324	—
Cash distributions	—	—	—	—	—	—	(6,172)	(6,172)	(7,317)
Other	—	—	(142)	—	—	—	(77)	(219)	172
Comprehensive income (loss):
Net income	—	—	—	103,355	—	—	9,158	112,513	3,607
Foreign currency translation adjustments	—	—	—	—	—	(671)	—	(671)	—
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	24,992	—	—	—	—	24,992	—
Common stock issued under stock plans, net of shares withheld for employee taxes	312,857	3	(10,262)	—	—	—	—	(10,259)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	637,377	7	10,192	—	—	—	—	10,199	—
Conversion of convertible debt	824,328	—	28,586	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	26,168	26,168	39,303
Purchases of noncontrolling interests	—	—	270	—	—	—	(270)	—	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(25,827)	—	—	—	—	(25,827)	25,827
Contributions received	—	—	—	—	—	—	8,324	8,324	—
Cash distributions	—	—	—	—	—	—	(52,115)	(52,115)	(11,258)
Other	—	—	(150)	—	—	—	(1,261)	(1,411)	2,597
Comprehensive income (loss):
Net income	—	—	—	50,911	—	—	9,005	59,916	963
Foreign currency translation adjustments	—	—	—	—	—	(3,560)	—	(3,560)	—
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balance at March 31, 2018	207,634,062	$2,076	$2,348,118	$(1,113,378)	$(6,865)	$(92,280)	$234,550	$1,372,221	$264,700
Non-cash and stock-based compensation	—	—	12,450	—	—	—	—	12,450	—
Common stock issued under stock plans, net of shares withheld for employee taxes	72,008	1	(657)	—	—	—	—	(656)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	163,765	2	2,930	—	—	—	—	2,932	—
Repurchase of convertible debt conversion feature	—	—	(9,225)	—	—	—	—	(9,225)	—
Acquisitions	—	—	—	—	—	—	8,955	8,955	11,689
Purchases of noncontrolling interests	—	—	1,143	—	—	—	(1,143)	—	2
Redeemable noncontrolling interests fair value adjustments	—	—	(16,924)	—	—	—	—	(16,924)	16,924
Cash distributions	—	—	—	—	—	—	(6,992)	(6,992)	(4,628)
Other	—	—	(144)	—	—	—	(2,467)	(2,611)	78
Comprehensive income (loss):
Net income	—	—	—	69,359	—	—	9,568	78,927	4,429
Foreign currency translation adjustments	—	—	—	—	—	(33,557)	—	(33,557)	—
Balance at June 30, 2018	207,869,835	$2,079	$2,337,691	$(1,044,019)	$(6,865)	$(125,837)	$242,471	$1,405,520	$293,194

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balance at December 31, 2017	206,877,037	$2,069	$2,374,006	$(1,079,472)	$(6,865)	$(108,542)	$236,948	$1,418,144	$244,727
Non-cash and stock-based compensation	—	—	23,320	—	—	—	—	23,320	—
Common stock issued under stock plans, net of shares withheld for employee taxes	359,817	4	(8,606)	—	—	—	—	(8,602)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	632,981	6	10,848	—	—	—	—	10,854	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,624	—	—	—	—	62,624	—
Repurchase of convertible debt conversion feature	—	—	(92,641)	—	—	—	—	(92,641)	—
Acquisitions	—	—	—	—	—	—	22,404	22,404	21,870
Purchases of noncontrolling interests	—	—	1,709	—	—	—	(1,636)	73	(356)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,456)	—	—	—	—	(33,456)	33,456
Contributions received	—	—	—	—	—	—	4,900	4,900	—
Cash distributions	—	—	—	—	—	—	(23,269)	(23,269)	(7,874)
Other	—	—	(113)	—	—	—	(2,458)	(2,571)	78
Comprehensive income (loss):
Net income	—	—	—	35,453	—	—	5,582	41,035	1,293
Foreign currency translation adjustments	—	—	—	—	—	(17,295)	—	(17,295)	—
Balance at June 30, 2018	207,869,835	$2,079	$2,337,691	$(1,044,019)	$(6,865)	$(125,837)	$242,471	$1,405,520	$293,194

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$60,879	$42,328
Reconciling items:
Depreciation	106,015	85,493
Amortization	96,723	92,163
Amortization of non-recoupable ticketing contract advances	34,267	36,285
Amortization of debt issuance costs and discounts, net	10,828	9,298
Non-cash compensation expense	24,926	22,946
Other, net	11,902	5,694
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(256,575)	(229,016)
Increase in prepaid expenses and other assets	(380,285)	(604,699)
Increase in accounts payable, accrued expenses and other liabilities	5,880	112,065
Increase in deferred revenue	578,763	947,269
Net cash provided by operating activities	293,323	519,826
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(13,931)	(69,346)
Collection of notes receivable	5,337	14,481
Investments made in nonconsolidated affiliates	(28,931)	(38,201)
Purchases of property, plant and equipment	(135,940)	(100,641)
Cash paid for acquisitions, net of cash acquired	(87,595)	(93,256)
Purchases of intangible assets	(20,614)	(27,620)
Other, net	20	188
Net cash used in investing activities	(281,654)	(314,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	558	857,121
Payments on long-term debt	(21,933)	(372,650)
Distributions to noncontrolling interests	(63,373)	(31,143)
Purchases and sales of noncontrolling interests, net	(1,463)	(131,093)
Proceeds from exercise of stock options	10,199	10,854
Taxes paid for net share settlement of equity awards	(10,259)	(8,602)
Payments for deferred and contingent consideration	(19,962)	(14,655)
Other, net	8,323	4,899
Net cash provided by (used in) financing activities	(97,910)	314,731
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,983)	(48,671)
Net increase (decrease) in cash, cash equivalents and restricted cash	(93,224)	471,491
Cash, cash equivalents and restricted cash at beginning of period	2,378,203	1,828,822
Cash, cash equivalents and restricted cash at end of period	$2,284,979	$2,300,313

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019, as amended by the Form 10-K/A filed with the SEC on June 28, 2019.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, our Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. Our Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Therefore, the results to date are not necessarily indicative of the results expected for the full year.
Cash, Cash Equivalents and Restricted Cash
Included in the June 30, 2019 and December 31, 2018 cash and cash equivalents balance is $777.2 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first six months of 2019, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of June 30, 2019, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first six months of 2019 and 2018.
Accounting Pronouncements - Recently Adopted
Lease Accounting
In February 2016, the FASB issued guidance that requires lessees to recognize most leases on their balance sheet as a lease liability and asset, and to disclose key information about leasing arrangements. The guidance should be applied on a modified retrospective basis.
We adopted this standard on January 1, 2019, applying the transitional provisions of the standard to the beginning of the period of adoption and elected the package of practical expedients available under the transition guidance within the new guidance which, among other things, allowed us to carry forward the historical lease classification. We also made an accounting policy election to keep leases with an initial term of twelve months or less off the balance sheet, recognizing those lease payments in our statements of operations generally on a straight-line basis over the term of the lease. We have implemented third-party lease software, and corresponding internal controls, to account for our leases and facilitate compliance with the new guidance.
The new guidance had a material impact on our balance sheet, but did not have a material impact on our statements of operations. The new guidance did not have an impact on our compliance with the debt covenant requirements under our senior secured credit facility and other debt arrangements. Upon adoption, we recognized operating lease assets and liabilities of $1.1 billion and $1.2 billion, respectively. The initial operating lease assets and liabilities were based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate which varies based on geographical region and term of the underlying lease. The operating lease assets were also reduced by $85.3 million for prepaid rent, straight-line rent accruals and lease incentives.
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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2019:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2018:
Gross carrying amount	$692,963	$393,772	$123,707	$85,411	$120,163	$1,416,016
Accumulated amortization	(391,002)	(213,599)	(41,808)	(38,826)	(69,330)	(754,565)
Net	301,961	180,173	81,899	46,585	50,833	661,451
Gross carrying amount:
Acquisitions—current year	103,389	22,385	1,632	7,216	54,964	189,586
Acquisitions—prior year	—	—	—	—	43	43
Foreign exchange	(1,231)	270	(140)	300	158	(643)
Other (2)	(19,709)	(36,671)	75	(1,999)	(1,716)	(60,020)
Net change	82,449	(14,016)	1,567	5,517	53,449	128,966
Accumulated amortization:
Amortization	(36,466)	(29,930)	(6,758)	(12,902)	(10,667)	(96,723)
Foreign exchange	604	(234)	108	(191)	148	435
Other (2)	19,239	37,119	(61)	1,295	1,769	59,361
Net change	(16,623)	6,955	(6,711)	(11,798)	(8,750)	(36,927)
Balance as of June 30, 2019:
Gross carrying amount	775,412	379,756	125,274	90,928	173,612	1,544,982
Accumulated amortization	(407,625)	(206,644)	(48,519)	(50,624)	(78,080)	(791,492)
Net	$367,787	$173,112	$76,755	$40,304	$95,532	$753,490

______________
(1) Other primarily includes intangible assets for non-compete, venue management and leasehold agreements.
(2) Other primarily includes netdowns of fully amortized assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of controlling interests in a festival promotion business located in Brazil that had been accounted for as an equity method investment, venue management businesses located in the United States and Canada and an artist management business located in the United States. Current year acquisitions also included the acquisitions of a venue management business located in

Belgium, a festival promotion business located in the United States and a ticketing business located in Australia.
The 2019 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	8
Client/vendor relationships	4
Trademarks and naming rights	3
Technology	2
Other	10
All categories	8
Amortization of definite-lived intangible assets for the three months ended June 30, 2019 and 2018 was $49.5 million and $46.4 million, respectively, and for the six months ended June 30, 2019 and 2018 was $96.7 million and $92.2 million, respectively.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at June 30, 2019:

(in thousands)
July 1 - December 31, 2019	$100,073
2020	$169,224
2021	$130,323
2022	$101,644
2023	$85,497

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2018:
Goodwill	$1,094,604	$762,953	$400,749	$2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	659,241	762,953	400,749	1,822,943

Acquisitions—current year	42,264	3,863	51,423	97,550
Acquisitions—prior year	5,969	—	—	5,969
Foreign exchange	(486)	(42)	(209)	(737)

Balance as of June 30, 2019:
Goodwill	1,142,351	766,774	451,963	2,361,088
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$706,988	$766,774	$451,963	$1,925,725

Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisition of a controlling interest in a festival promotion business located in Brazil that had been accounted for as an equity method investment and the acquisition of a venue management company located in Belgium.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
NOTE 3—LEASES
We lease office space, many of our concert venues, festival sites and certain equipment. We do not recognize an operating lease asset or liability on our consolidated balance sheets for leases with an initial term of twelve months or less, including multi-year festival site leases where the sum of the non-consecutive periods of rental time is less than twelve months. Rent expense for these short-term leases is generally recognized on a straight-line basis over the lease term.
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
In addition to fixed rental payments, many of our leases contain contingent rental payments based on a percentage of revenue, tickets sold or other variables, while others include periodic adjustments to rental payments based on the prevailing inflationary index or market rental rates. Our leases do not contain any material residual value guarantees or restrictive covenants.
We measure our lease assets and liabilities using an incremental borrowing rate which varies from lease to lease depending on geographical location and length of the lease.
The significant components of operating lease expense are as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Operating lease cost	$49,110	$95,839
Variable and short-term lease cost	34,064	47,829
Sublease income	(4,888)	(8,629)
Net lease cost	$78,286	$135,039

Supplemental cash flow information for our operating leases is as follows:

Six Months Ended June 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$94,562
Lease assets obtained in exchange for lease obligations	$128,175

Future maturities of our operating lease liabilities at June 30, 2019 are as follows:

(in thousands)
July 1 - December 31, 2019	$83,879
2020	182,103
2021	161,123
2022	154,944
2023	147,285
Thereafter	1,150,313
Total lease payments	1,879,647
Less: Interest	620,689
Present value of lease liabilities	$1,258,958

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

June 30, 2019
Weighted average remaining lease term (in years)	13.5
Weighted average discount rate	5.75%

As of June 30, 2019, we have additional operating leases that have not yet commenced with total lease payments of $304.7 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2019 to December 2020 with lease terms ranging from 3 to 23 years.
NOTE 4—FAIR VALUE MEASUREMENTS
The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value at
	June 30, 2019	December 31, 2018
	Level 1
	(in thousands)
Assets:
Cash equivalents	$132,936	$86,046

Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2019	December 31, 2018
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$592,204	$552,368
5.625% Senior Notes due 2026	$315,129	$302,097
5.375% Senior Notes due 2022	$254,243	$251,390
2.5% Convertible Senior Notes due 2023	$652,141	$561,699
2.5% Convertible Senior Notes due 2019	$—	$40,710

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 5—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Consumer Class Actions
The following putative class action lawsuits were filed against Live Nation and/or Ticketmaster in the United States and Canada: Vaccaro v. Ticketmaster LLC (Northern District of Illinois, filed September 2018); Ameri v. Ticketmaster LLC (Northern District of California, filed September 2018); Lee v. Ticketmaster LLC, et al. (Northern District of California, filed September 2018); Thompson-Marcial v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); Gaetano v. Live Nation Entertainment, Inc., et al. (Northern District of New York, filed October 2018); Dickey v. Ticketmaster LLC, et al. (Central District of California, filed October 2018); Gomel v. Live Nation Entertainment, Inc., et al. (Supreme Court of British Columbia, Vancouver Registry, filed October 2018); Smith v. Live Nation Entertainment, Inc., et al. (Ontario Superior Court of Justice, filed October 2018); Messing v. Ticketmaster LLC, et al. (Central District of California, filed November 2018); and Niedbalski v. Ticketmaster LLC, et al. (Central District of California, filed December 2018). In March 2019, the court granted the defendants’ motion to compel arbitration of the Dickey lawsuit and stayed the matter. In April 2019, the court granted the defendants’ motion to compel arbitration of the Lee lawsuit and dismissed the case. Lee subsequently appealed the District Court’s ruling to the Ninth Circuit. The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019 in light of the parties’ agreement to arbitrate the matter and the Vaccaro lawsuit was settled and dismissed in June 2019. The Messing and Niedbalski lawsuits are stayed pending the outcome of the appeal in the Lee matter.
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
NOTE 6—EQUITY
Common Stock
During the second quarter of 2019, we issued 824,328 shares of common stock to holders of our 2.5% convertible senior notes due 2019 in settlement of $28.6 million of the outstanding principal amount of the notes.
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2019:

Total (Foreign Currency Items)
(in thousands)
Balance at December 31, 2018	$(145,231)
Other comprehensive loss before reclassifications	(3,560)
Net other comprehensive loss	(3,560)
Balance at June 30, 2019	$(148,791)

Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of our convertible senior notes where dilutive.

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares—basic	209,998,048	207,331,781	209,456,196	207,031,642
Effect of dilutive securities:
Stock options and restricted stock	9,636,873	7,773,338	9,651,155	8,043,561
Convertible senior notes	342,691	—	—	—
Weighted average common shares—diluted	219,977,612	215,105,119	219,107,351	215,075,203

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase shares of common stock	486,849	604,781	486,849	604,781
Restricted and deferred stock—unvested	1,326,480	2,668,381	1,365,825	2,627,154
Conversion shares related to the convertible senior notes	8,085,275	8,912,127	8,085,275	8,912,127
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	9,898,604	12,185,289	9,937,949	12,144,062

NOTE 7—REVENUE RECOGNITION
Concerts
Concerts revenue, including intersegment revenue, for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total Concert Revenue	$2,639,531	$2,380,736	$3,957,648	$3,419,657
Percentage of consolidated revenue	83.6%	83.0%	81.0%	78.6%

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

Ticketing
Ticketing revenue, including intersegment revenue, for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total Ticketing Revenue	$370,765	$351,195	$708,407	$723,568
Percentage of consolidated revenue	11.7%	12.2%	14.5%	16.6%

Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets sold as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events, where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At June 30, 2019 and December 31, 2018, we had ticketing contract advances of $89.8 million and $75.5 million, respectively, recorded in prepaid expenses and $97.0 million and $78.5 million, respectively, recorded in long-term advances. We amortized $17.0 million and $16.3 million for the three months ended June 30, 2019 and 2018, respectively, and $34.3 million and $36.3 million for the six months ended June 30, 2019 and 2018, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Total Sponsorship & Advertising Revenue	$151,537	$139,938	$226,615	$214,496
Percentage of consolidated revenue	4.8%	4.9%	4.6%	4.9%

Our Sponsorship & Advertising segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through our venue, concert and ticketing assets, including advertising on our websites. These programs can also include custom events or programs for the sponsors’ specific brands, which are typically experienced exclusively by the sponsors’ customers. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement, and can be for a single or multi-year term. We also earn revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights, venue naming rights, media campaigns, signage within our venues, and advertising on our websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element, which are determined using vendor-specific evidence, third-party evidence or our best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue.
At June 30, 2019, we had contracted sponsorship agreements with terms greater than one year that had approximately $811.3 million of revenue related to future benefits to be provided by us. We expect to recognize approximately 22%, 30%, 21% and 27% of this revenue in the remainder of 2019, 2020, 2021 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $1.2 billion and $925.2 million at December 31, 2018 and 2017, respectively. The table below summarizes the amount of deferred revenue recognized during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Concerts	$550,982	$381,277	$833,683	$646,538
Ticketing	28,088	16,206	47,486	31,739
Sponsorship & Advertising	5,930	4,169	16,752	17,289
Other & Corporate	562	483	2,168	1,391
	$585,562	$402,135	$900,089	$696,957

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

The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2019 and 2018:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2019
Revenue	$2,639,531	$370,765	$151,537	$790	$—	$(5,614)	$3,157,009
Direct operating expenses	2,186,767	120,630	25,631	—	—	(5,614)	2,327,414
Selling, general and administrative expenses	338,054	146,382	28,169	892	—	—	513,497
Depreciation and amortization	54,219	39,513	6,374	138	3,582	—	103,826
Loss (gain) on disposal of operating assets	(210)	109	—	—	—	—	(101)
Corporate expenses	—	—	—	—	40,787	—	40,787
Operating income (loss)	$60,701	$64,131	$91,363	$(240)	$(44,369)	$—	$171,586
Intersegment revenue	$2,131	$3,483	$—	$—	$—	$(5,614)	$—
Three Months Ended June 30, 2018
Revenue	$2,380,736	$351,195	$139,938	$1,177	$—	$(4,731)	$2,868,315
Direct operating expenses	1,990,254	119,787	29,200	597	—	(4,731)	2,135,107
Selling, general and administrative expenses	302,019	147,350	23,114	3,955	—	—	476,438
Depreciation and amortization	46,519	34,989	7,132	178	967	—	89,785
Loss (gain) on disposal of operating assets	114	(6)	—	—	—	—	108
Corporate expenses	—	—	—	—	32,152	—	32,152
Operating income (loss)	$41,830	$49,075	$80,492	$(3,553)	$(33,119)	$—	$134,725
Intersegment revenue	$1,111	3,620	$—	$—	$—	$(4,731)	$—
Six Months Ended June 30, 2019
Revenue	$3,957,648	$708,407	$226,615	$1,581	$—	$(9,414)	$4,884,837
Direct operating expenses	3,217,036	232,379	39,017	—	—	(9,414)	3,479,018
Selling, general and administrative expenses	633,819	292,272	50,606	1,666	—	—	978,363
Depreciation and amortization	105,580	76,903	13,448	259	6,548	—	202,738
Loss (gain) on disposal of operating assets	(355)	107	—	—	—	—	(248)
Corporate expenses	—	—	—	—	77,243	—	77,243
Operating income (loss)	$1,568	$106,746	$123,544	$(344)	$(83,791)	$—	$147,723
Intersegment revenue	$2,940	$6,474	$—	$—	$—	$(9,414)	$—
Capital expenditures	$78,873	$48,745	$3,301	$—	$9,231	$—	$140,150

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Six Months Ended June 30, 2018
Revenue	$3,419,657	$723,568	$214,496	$1,954	$—	$(8,976)	$4,350,699
Direct operating expenses	2,786,419	244,071	44,951	726	—	(8,976)	3,067,191
Selling, general and administrative expenses	563,110	296,933	43,209	7,797	—	—	911,049
Depreciation and amortization	92,054	68,622	14,742	387	1,851	—	177,656
Loss on disposal of operating assets	135	11	—	—	—	—	146
Corporate expenses	—	—	—	—	65,962	—	65,962
Operating income (loss)	$(22,061)	$113,931	$111,594	$(6,956)	$(67,813)	$—	$128,695
Intersegment revenue	$1,360	$7,616	$—	$—	$—	$(8,976)	$—
Capital expenditures	$49,488	$43,562	$1,892	$26	$2,969	$—	$97,937

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
Executive Overview
In the second quarter of 2019, our year-over-year growth accelerated due to continued execution of our core strategy as well as some beneficial timing impacts. Total revenue increased by $289 million, or 10%, on a reported basis as compared to last year, or $352 million, a 12% increase, without the impact of changes in foreign exchange rates. The revenue increase was largely driven by growth in our Concerts segment due to the increase in the number of events and fans, which also drove our highest second quarter concert attendance ever. All three of our segments reported revenue growth in the quarter which improved our operating income for the quarter by 27% as compared to the second quarter of 2018. For the first six months of 2019, our total revenue grew $534 million, or 12%, on a reported basis as compared to last year, or $645 million, a 15% increase, without the impact of changes in foreign exchange rates. Again Concerts, the center of our flywheel, drove the revenue growth through the first six months of the year. The number of events increased 11% and fans increased 12% for the first six months of 2019 as compared to last year. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue for the quarter increased by $259 million, or 11%, on a reported basis as compared to last year, or $313 million, a 13% increase, without the impact of changes in foreign exchange rates. This increase was largely due to international arena and stadium activity in the quarter along with increased theater attendance globally. Stadiums also benefited from a favorable event calendar versus prior year, with more shows in 2019 shifting into the second quarter versus the third quarter last year. Some of the larger tours in the quarter included Metallica, BTS and Ariana Grande. The number of events for the quarter was up 9% compared to last year while the number of fans increased by 7% in the quarter to nearly 27 million. As with revenue, our fan growth was largely driven by more stadium and theater shows. Global festival attendance was also up in the second quarter with very successful events including EDC Las Vegas, Bottlerock and Rock Werchter in Belgium. The Rock Werchter festival occured in the second quarter of 2019 whereas in 2018 it was in the third quarter, resulting in a year-over-year timing benefit. Our Concerts segment operating results for the quarter exceeded last year due to more fans attending our shows as well as growth in ancillary revenue. For the first six months, our Concerts segment revenue grew by $538 million, or 16%, on a reported basis as compared to last year, or $631 million, an 18% increase, without the impact of changes in foreign exchange rates. Higher revenue was largely due to an increase in the number of stadium shows in Europe in the second quarter as well as arena and theater shows globally for the first six months. As mentioned earlier, there has been a 12% increase in the overall number of fans attending our shows as compared to the first half of 2018. Our amphitheater onsite initiatives continued to generate per fan growth over last year. Reducing wait times at point-of-sale, point-of-entry, and restrooms have resulted in increased orders per fan and we have increased our premium liquor and beer offerings at most venues. We have continued to focus on platinum and premium ticket offerings for fans and improving the sell-through on our best seats. Operating income for the first six months of the year was up due to the higher number of events and fans as well as our ticket pricing and onsite initiatives. We will continue to drive global show and fan volume by extending our geographic footprint, expanding our premium ticket pricing programs, and growing our onsite revenue through elevated consumer offerings. Longer term, we continue to look for expansion opportunities in concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to grow our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the second quarter increased by $20 million, or 6%, on a reported basis as compared to last year, or $26 million, a 7% increase, without the impact of changes in foreign exchange rates. Our fee-bearing ticket sales were up 10% in the quarter with strong growth coming from international ticket sales. For the first six months, Ticketing revenue decreased $15 million on a reported basis as compared to last year, or down $2 million, without the impact of changes in foreign exchange rates. We have sold 103 million fee-bearing tickets worldwide for the first six months, a 2% increase over last year. We continue to see strong growth in our mobile ticket sales with an increase of 22% in the second quarter of the year, with mobile now representing 45% of our total ticket sales. Our continued focus on new artist and fan tools has resulted in key new client signings that will generate growth in the years ahead. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
Our Sponsorship & Advertising segment revenue for the quarter was up $12 million, or 8%, on a reported basis as compared to last year, or $14 million, a 10% increase, without the impact of changes in foreign exchange rates. Higher revenue largely resulted from new major clients and increased festival sponsorships, which also improved our operating income. For the first six months, Sponsorship & Advertising revenue was up $12 million, or 6%, on a reported basis as compared to last year, or $17 million, an 8% increase, without the impact of changes in foreign exchange rates. Renewals of our key existing clients are pacing on plan and we are seeing growth from expanding into new categories such as consumer packaged goods, fashion and insurance. The investment we have made over the past few years in premium inventory products including viewing decks, VIP clubs and social moments are also generating sponsorship growth at our owned and operated venues. Our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the keys to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
We continue to be optimistic about the long-term potential of our company and are focused on the key elements of our business model: expand our concert platform, sell more tickets for our Ticketmaster clients, grow our sponsorship and online revenue, and drive cost efficiencies.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related original content. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
Sponsorship and Advertising direct operating expenses include fulfillment costs related to our sponsorship programs, along with other costs.
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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands except estimated events)
Concerts (1)
Events:
North America	6,920	6,342	12,455	11,133
International	3,039	2,756	5,577	5,140
Total estimated events	9,959	9,098	18,032	16,273
Fans:
North America	15,730	16,108	24,672	22,898
International	11,177	9,145	17,132	14,590
Total estimated fans	26,907	25,253	41,804	37,488
Ticketing (2)
Fee-bearing tickets	53,185	48,140	103,211	101,170
Non-fee-bearing tickets	53,749	52,997	120,864	119,562
Total estimated tickets	106,934	101,137	224,075	220,732
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

(2)
The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

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

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended June 30, 2019
Concerts	$60,701	$3,148	$(210)	$54,219	$—	$14,899	$132,757
Ticketing	64,131	1,611	109	39,513	18,184	256	123,804
Sponsorship & Advertising	91,363	699	—	6,374	—	—	98,436
Other and Eliminations	(240)	—	—	138	(1,154)	—	(1,256)
Corporate	(44,369)	6,263	—	3,582	—	1	(34,523)
Total	$171,586	$11,721	$(101)	$103,826	$17,030	$15,156	$319,218
Three Months Ended June 30, 2018
Concerts	$41,830	$3,974	$114	$46,519	$—	$7,075	$99,512
Ticketing	49,075	1,200	(6)	34,989	17,409	239	102,906
Sponsorship & Advertising	80,492	455	—	7,132	—	—	88,079
Other and Eliminations	(3,553)	—	—	178	(1,069)	—	(4,444)
Corporate	(33,119)	6,447	—	967	—	—	(25,705)
Total	$134,725	$12,076	$108	$89,785	$16,340	$7,314	$260,348
Six Months Ended June 30, 2019
Concerts	$1,568	$6,631	$(355)	$105,580	$—	$24,746	$138,170
Ticketing	106,746	3,105	107	76,903	36,897	450	224,208
Sponsorship & Advertising	123,544	1,309	—	13,448	—	—	138,301
Other and Eliminations	(344)	—	—	259	(2,630)	—	(2,715)
Corporate	(83,791)	13,881	—	6,548	—	1	(63,361)
Total	$147,723	$24,926	$(248)	$202,738	$34,267	$25,197	$434,603
Six Months Ended June 30, 2018
Concerts	$(22,061)	$5,883	$135	$92,054	$—	$7,873	$83,884
Ticketing	113,931	2,273	11	68,622	38,547	472	223,856
Sponsorship & Advertising	111,594	708	—	14,742	—	—	127,044
Other and Eliminations	(6,956)	—	—	387	(2,262)	—	(8,831)
Corporate	(67,813)	14,082	—	1,851	—	—	(51,880)
Total	$128,695	$22,946	$146	$177,656	$36,285	$8,345	$374,073
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$2,639,531	$2,380,736	11%	$3,957,648	$3,419,657	16%
Direct operating expenses	2,186,767	1,990,254	10%	3,217,036	2,786,419	15%
Selling, general and administrative expenses	338,054	302,019	12%	633,819	563,110	13%
Depreciation and amortization	54,219	46,519	17%	105,580	92,054	15%
Loss (gain) on disposal of operating assets	(210)	114	*	(355)	135	*
Operating income (loss)	$60,701	$41,830	45%	$1,568	$(22,061)	*
Operating margin	2.3%	1.8%		—%	(0.6)%
AOI**	$132,757	$99,512	33%	$138,170	$83,884	65%
AOI margin**	5.0%	4.2%		3.5%	2.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue increased $258.8 million during the three months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $54.7 million related to currency impacts, revenue increased $313.5 million, or 13%, primarily due to increased theater and festival activity globally along with more shows in our international arenas and stadiums. These increases were partially offset by fewer shows in our North America amphitheaters and arenas. Concerts had incremental revenue of $58.2 million from the acquisitions of concerts and festival promotion and venue management businesses.
Operating results
The improved operating results for Concerts for the three months ended June 30, 2019 were primarily driven by improved overall operating results at our events discussed above partially offset by higher compensation costs associated with salary increases and headcount growth. Included in selling, general and administrative expenses for the three months ended June 30, 2019 is $22.1 million of expenses related to new acquisitions and new venues in the Concerts segment.
Six Months
Revenue
Concerts revenue increased $538.0 million during the six months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $92.7 million related to currency impacts, revenue increased $630.7 million, or 18%, primarily due to more shows in our arenas and theaters globally along with higher average attendance per show in our North America theaters, increased festival activity globally and more shows in our international stadiums. These increases were partially offset by fewer shows in our North America amphitheaters. Concerts had incremental revenue of $87.0 million from the acquisitions of concerts and festival promotion and venue management businesses.
Operating results
The improved operating results for Concerts for the six months ended June 30, 2019 were primarily driven by improved operating results at our arena, stadium and theater events discussed above partially offset by higher compensation costs associated with salary increases and headcount growth along with higher depreciation expense driven by new venues and improvements to existing venues. Included in selling, general and administrative expenses for the six months ended June 30, 2019 is $38.2 million of expenses related to new acquisitions and new venues in the Concerts segment.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$370,765	$351,195	6%	$708,407	$723,568	(2)%
Direct operating expenses	120,630	119,787	1%	232,379	244,071	(5)%
Selling, general and administrative expenses	146,382	147,350	(1)%	292,272	296,933	(2)%
Depreciation and amortization	39,513	34,989	13%	76,903	68,622	12%
Loss (gain) on disposal of operating assets	109	(6)	*	107	11	*
Operating income	$64,131	$49,075	31%	$106,746	$113,931	(6)%
Operating margin	17.3%	14.0%		15.1%	15.7%
AOI**	$123,804	$102,906	20%	$224,208	$223,856	—%
AOI margin**	33.4%	29.3%		31.6%	30.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $19.6 million during the three months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $6.2 million related to currency impacts, revenue increased $25.8 million, or 7%, primarily due to increased international primary ticket fees driven by higher volume for concert and sporting events.
Operating results
The increase in Ticketing operating income for the three months ended June 30, 2019 was primarily due to increased operating results from higher international ticket sales and lower credit card related costs.
Six Months
Revenue
Ticketing revenue decreased $15.2 million during the six months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $13.1 million related to currency impacts, revenue decreased $2.1 million primarily due to lower North America ticket volume driven by fewer concert events on sale in the first half of 2019, which was partially driven by more onsales for 2019 events in the fourth quarter of 2018. This decrease was partially offset by increased international primary ticket fees driven by higher volume for concert and sporting events.
Operating results
The decrease in Ticketing operating income for the six months ended June 30, 2019 was primarily due to increased depreciation and amortization associated with technology enhancements.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$151,537	$139,938	8%	$226,615	$214,496	6%
Direct operating expenses	25,631	29,200	(12)%	39,017	44,951	(13)%
Selling, general and administrative expenses	28,169	23,114	22%	50,606	43,209	17%
Depreciation and amortization	6,374	7,132	(11)%	13,448	14,742	(9)%
Operating income	$91,363	$80,492	14%	$123,544	$111,594	11%
Operating margin	60.3%	57.5%		54.5%	52.0%
AOI**	$98,436	$88,079	12%	$138,301	$127,044	9%
AOI margin**	65.0%	62.9%		61.0%	59.2%
_______

**	See “—Non-GAAP Measures” above for definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $11.6 million during the three months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $2.6 million related to currency impacts, revenue increased $14.2 million, or 10%, primarily due to increased sponsorship for our festivals and growth in the number of major sponsors.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended June 30, 2019 was primarily driven by the increase in sponsorship activity discussed above along with lower fulfillment costs on certain sponsorship programs, partially offset by higher compensation costs driven by headcount growth.
Six Months
Revenue
Sponsorship & Advertising revenue increased $12.1 million during the six months ended June 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $5.1 million related to currency impacts, revenue increased $17.2 million, or 8%, primarily due to increased sponsorship for our festivals and venue sponsorships globally along with growth in the number of major sponsors.
Operating results
The increase in Sponsorship & Advertising operating income for the six months ended June 30, 2019 was primarily driven by the higher sponsorship activity discussed above along with lower fulfillment costs on certain sponsorship programs, partially offset by higher compensation costs driven by headcount growth.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2019			2018
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,157,009	$63,487	$3,220,496	$2,868,315	10%	12%
Operating expenses:
Direct operating expenses	2,327,414	48,813	2,376,227	2,135,107	9%	11%
Selling, general and administrative expenses	513,497	9,177	522,674	476,438	8%	10%
Depreciation and amortization	103,826	1,414	105,240	89,785	16%	17%
Loss (gain) on disposal of operating assets	(101)	—	(101)	108	*	*
Corporate expenses	40,787	8	40,795	32,152	27%	27%
Operating income	171,586	$4,075	$175,661	134,725	27%	30%
Operating margin	5.4%		5.5%	4.7%
Interest expense	36,792			35,519
Interest income	(3,818)			(2,705)
Equity in loss (earnings) of nonconsolidated affiliates	(5,828)			313
Other expense, net	(430)			6,443
Income before income taxes	144,870			95,155
Income tax expense	28,750			11,799
Net income	116,120			83,356
Net income attributable to noncontrolling interests	12,765			13,997
Net income attributable to common stockholders of Live Nation	$103,355			$69,359
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.

Six Months

	Six Months Ended June 30,				% Change
	2019			2018
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$4,884,837	$110,875	$4,995,712	$4,350,699	12%	15%
Operating expenses:
Direct operating expenses	3,479,018	83,276	3,562,294	3,067,191	13%	16%
Selling, general and administrative expenses	978,363	20,319	998,682	911,049	7%	10%
Depreciation and amortization	202,738	3,161	205,899	177,656	14%	16%
Loss (gain) on disposal of operating assets	(248)	—	(248)	146	*	*
Corporate expenses	77,243	18	77,261	65,962	17%	17%
Operating income	147,723	$4,101	$151,824	128,695	15%	18%
Operating margin	3.0%		3.0%	3.0%
Interest expense	73,307			68,203
Interest income	(6,366)			(3,888)
Equity in earnings of nonconsolidated affiliates	(8,972)			(3,402)
Other expense (income), net	(3,833)			6,771
Income before income taxes	93,587			61,011
Income tax expense	32,708			18,683
Net income	60,879			42,328
Net income attributable to noncontrolling interests	9,968			6,875
Net income attributable to common stockholders of Live Nation	$50,911			$35,453
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.
Other expense (income), net
Other expense (income), net includes the impact of net foreign exchange rate gains of $2.7 million and net foreign exchange rate losses of $9.2 million for the six months ended June 30, 2019 and 2018, respectively, primarily from the revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the six months ended June 30, 2019, we had net tax expense of $32.7 million on income before income taxes of $93.6 million compared to net tax expense of $18.7 million on income before income taxes of $61.0 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, income tax expense consisted of $26.9 million related to foreign entities, $2.2 million related to United States federal income taxes and $3.6 million related to state and local income taxes. The net increase in tax expense of $14.0 million is due primarily to an increase in earnings in certain non-United States jurisdictions.
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

Our balance sheet reflects cash and cash equivalents of $2.3 billion at June 30, 2019 and $2.4 billion at December 31, 2018. Included in the June 30, 2019 and December 31, 2018 cash and cash equivalents balances are $777.2 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $892.7 million in cash and cash equivalents, excluding client cash, at June 30, 2019. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion at each of June 30, 2019 and December 31, 2018. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at June 30, 2019.
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

Sources of Cash
Senior Secured Credit Facility
At June 30, 2019, our senior secured credit facility consists of (i) a $190 million term loan A facility, (ii) a $970 million term loan B facility and (iii) a $365 million revolving credit facility. Subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of $625 million and the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and additional amounts as long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.25x. The revolving credit facility provides for borrowing up to the amount of the facility with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $200 million for borrowings in Euros and British Pounds and (iv) $50 million for borrowings in one or more other approved currencies. The senior secured credit facility is secured by (i) a first priority lien on substantially all of our tangible and intangible personal property of our domestic subsidiaries that are guarantors and (ii) a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the term loan A under the senior secured credit facility are, at our option, equal to either LIBOR plus 2.25% or a base rate plus 1.25%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either LIBOR plus 1.75% or a base rate plus 0.75%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit. In addition to the credit facility, the company has various other agreements that reference LIBOR, which agreements could be impacted by LIBOR’s expected discontinuation in 2021. The company will continue to monitor developments related to this discontinuation and the transition to a new market benchmark, but does not currently expect that such discontinuation will materially impact its financial performance.
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
The indentures governing our 4.875% senior notes, 5.375% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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

As of June 30, 2019, we believe we were in compliance with all of our debt covenants. We expect to remain in compliance with all of our debt covenants throughout 2019.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2019, we used $87.6 million of cash primarily for acquisitions of a venue management business located in Belgium, a festival promotion business located in the United States and a controlling interest in a venue management business located in the United States. As of the date of acquisition, the acquired businesses had a total of $64.4 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Purchases and Sales of Noncontrolling Interests, net
During the six months ended June 30, 2018, we used $131.1 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interest in a concert and festival promotion business located in the United States. There were no significant purchases and sales of noncontrolling interests during the six months ended June 30, 2019.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$59,370	$41,090
Revenue generating capital expenditures	79,776	52,732
Total capital expenditures	$139,146	$93,822
Maintenance capital expenditure during the first six months of 2019 increased from the same period of the prior year primarily associated with leasehold improvements of certain office facilities and technology system enhancements.
Revenue generating capital expenditures during the first six months of 2019 increased from the same period of the prior year primarily due to enhancements at our North America amphitheaters.
We currently expect capital expenditures to be approximately $310 million for the full year of 2019.

Cash Flows

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$293,323	$519,826
Investing activities	$(281,654)	$(314,395)
Financing activities	$(97,910)	$314,731
Operating Activities
Cash provided by operating activities decreased $226.5 million for the six months ended June 30, 2019 as compared to the same period of the prior year. During the first six months of 2019, we received less cash for future events resulting in less of an increase in deferred revenue compared to the same period of the prior year. Our accounts receivable increased more while our accounts payable and accrued liabilities had less of an increase based on timing of collections and payments. In addition, our prepaid expenses increased less due to timing of event-related costs when compared to the same period of the prior year.
Investing Activities
Cash used in investing activities decreased $32.7 million for the six months ended June 30, 2019 as compared to the same period of the prior year primarily due to fewer notes receivable advances partially offset by higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $97.9 million for the six months ended June 30, 2019 as compared to cash provided by financing activities of $314.7 million in the same period of the prior year primarily due to higher net proceeds in 2018 from debt refinancing partially offset by a decrease in purchases of noncontrolling interests in 2019. See “—Sources of Cash” above for further discussion.
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year-over-year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating income of $98.1 million for the six months ended June 30, 2019. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2019 by $9.8 million. As of June 30, 2019, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2019, we had forward currency contracts outstanding with a notional amount of $114.2 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.8 billion of total debt, excluding debt discounts and issuance costs, outstanding as of June 30, 2019, of which $1.7 billion was fixed-rate debt and $1.1 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2019, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.8 million when the floor rate is not applicable. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2019 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2019.

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
Based on their evaluation as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
During the second quarter of 2019, we issued 824,328 shares of common stock to holders of our 2.5% convertible senior notes due 2019 in respect of such holders’ election to convert $1,000 principal amount of notes in accordance with the conversion rights set forth in the indenture governing the notes. The shares of common stock issued in the transaction were valued using a conversion rate of 28.8363 shares issuable per $1,000 principal amount of notes converted (with cash paid in lieu of fractional shares), as set forth in the indenture, representing an implied conversion price of $34.68 per share. We relied upon the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(a)(2) thereof for transactions not involving a public offering.
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits
The information in the Exhibit Index of this Quarterly Report on Form 10-Q is incorporated into this Item 6 by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2019.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)

EXHIBIT INDEX

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X