Form 10-Q
period 2019-09-30
Live Nation Entertainment, Inc.
filed 2019-10-31
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 24, 2019, there were 213,715,534 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,988,582 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2019	December 31, 2018
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$1,795,166	$2,371,540
Accounts receivable, less allowance of $41,932 and $34,225, respectively	1,215,465	829,320
Prepaid expenses	772,196	597,866
Restricted cash	13,628	6,663
Other current assets	53,268	42,685
Total current assets	3,849,723	3,848,074
Property, plant and equipment
Land, buildings and improvements	1,116,305	984,558
Computer equipment and capitalized software	787,966	742,737
Furniture and other equipment	362,978	329,607
Construction in progress	163,470	160,028
	2,430,719	2,216,930
Less accumulated depreciation	1,382,580	1,270,337
	1,048,139	946,593
Operating lease assets	1,145,487	—
Intangible assets
Definite-lived intangible assets, net	678,790	661,451
Indefinite-lived intangible assets	368,756	368,854
Goodwill	1,915,215	1,822,943
Long-term advances	563,815	420,891
Other long-term assets	397,208	428,080
Total assets	$9,967,133	$8,496,886
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$985,214	$1,037,162
Accounts payable	119,910	90,253
Accrued expenses	1,511,883	1,245,465
Deferred revenue	1,115,874	1,227,797
Current portion of long-term debt, net	64,274	82,142
Current portion of operating lease liabilities	122,299	—
Other current liabilities	39,918	67,047
Total current liabilities	3,959,372	3,749,866
Long-term debt, net	2,694,934	2,732,878
Long-term operating lease liabilities	1,092,538	—
Deferred income taxes	166,305	137,067
Other long-term liabilities	112,336	204,977
Commitments and contingent liabilities
Redeemable non-controlling interests	418,816	329,355
Stockholders' equity
Common stock	2,111	2,091
Additional paid-in capital	2,262,461	2,268,209
Accumulated deficit	(789,387)	(1,019,223)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(181,047)	(145,231)
Total Live Nation stockholders' equity	1,287,273	1,098,981
Non-controlling interests	235,559	243,762
Total stockholders' equity	1,522,832	1,342,743
Total liabilities and stockholders' equity	$9,967,133	$8,496,886

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except share and per share data)
Revenue	$3,773,684	$3,835,246	$8,658,521	$8,185,945
Operating expenses:
Direct operating expenses	2,800,429	2,924,356	6,279,447	5,991,547
Selling, general and administrative expenses	542,547	524,654	1,520,910	1,435,703
Depreciation and amortization	126,306	99,606	329,044	277,262
Loss (gain) on disposal of operating assets	(305)	10,318	(553)	10,464
Corporate expenses	44,666	42,093	121,909	108,055
Operating income	260,041	234,219	407,764	362,914
Interest expense	36,587	35,993	109,894	104,196
Interest income	(5,863)	(2,260)	(12,229)	(6,148)
Equity in loss (earnings) of nonconsolidated affiliates	2,681	(4)	(6,291)	(3,406)
Other expense, net	5,384	262	1,551	7,033
Income before income taxes	221,252	200,228	314,839	261,239
Income tax expense	27,280	17,031	59,988	35,714
Net income	193,972	183,197	254,851	225,525
Net income attributable to noncontrolling interests	15,047	10,514	25,015	17,389
Net income attributable to common stockholders of Live Nation	$178,925	$172,683	$229,836	$208,136

Basic net income per common share available to common stockholders of Live Nation	$0.74	$0.73	$0.86	$0.74
Diluted net income per common share available to common stockholders of Live Nation	$0.71	$0.70	$0.83	$0.71

Weighted average common shares outstanding:
Basic	210,621,971	207,614,413	209,849,058	207,228,034
Diluted	218,957,376	216,788,983	218,485,494	215,406,201

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$178,925	$172,683	$229,836	$208,136
Accretion of redeemable noncontrolling interests	(23,580)	(20,789)	(49,407)	(54,347)
Net income available to common stockholders of Live Nation—basic	155,345	151,894	180,429	153,789
Convertible debt interest, net of tax	—	319	265	—
Net income available to common stockholders of Live Nation—diluted	$155,345	$152,213	$180,694	$153,789

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Net income	$193,972	$183,197	$254,851	$225,525
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(32,256)	(9,081)	(35,816)	(26,376)
Comprehensive income	161,716	174,116	219,035	199,149
Comprehensive income attributable to noncontrolling interests	15,047	10,514	25,015	17,389
Comprehensive income attributable to common stockholders of Live Nation	$146,669	$163,602	$194,020	$181,760

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328
Non-cash and stock-based compensation	—	—	12,030	—	—	—	—	12,030	—
Common stock issued under stock plans, net of shares withheld for employee taxes	9,457	—	(319)	—	—	—	—	(319)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	206,456	2	3,039	—	—	—	—	3,041	—
Conversion of convertible debt	—	8	(8)	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—	4,790	4,790	—
Purchases of noncontrolling interests	—	—	(24,846)	—	—	—	(2,695)	(27,541)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(23,580)	—	—	—	—	(23,580)	23,580
Contributions received	—	—	—	—	—	—	4,800	4,800	—
Cash distributions	—	—	—	—	—	—	(8,185)	(8,185)	(1,624)
Other	—	—	135	—	—	—	(279)	(144)	—
Comprehensive income (loss):
Net income	—	—	—	178,925	—	—	3,515	182,440	11,532
Foreign currency translation adjustments	—	—	—	—	—	(32,256)	—	(32,256)	—
Balances at September 30, 2019	211,126,056	$2,111	$2,262,461	$(789,387)	$(6,865)	$(181,047)	$235,559	$1,522,832	$418,816

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	37,022	—	—	—	—	37,022	—
Common stock issued under stock plans, net of shares withheld for employee taxes	322,314	3	(10,581)	—	—	—	—	(10,578)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	843,833	9	13,231	—	—	—	—	13,240	—
Conversion of convertible debt	824,328	8	28,578	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	30,958	30,958	39,303
Purchases of noncontrolling interests	—	—	(24,576)	—	—	—	(2,965)	(27,541)	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(49,407)	—	—	—	—	(49,407)	49,407
Contributions received	—	—	—	—	—	—	13,124	13,124	—
Cash distributions	—	—	—	—	—	—	(60,300)	(60,300)	(12,882)
Other	—	—	(15)	—	—	—	(1,540)	(1,555)	2,597
Comprehensive income (loss):
Net income	—	—	—	229,836	—	—	12,520	242,356	12,495
Foreign currency translation adjustments	—	—	—	—	—	(35,816)	—	(35,816)	—
Balances at September 30, 2019	211,126,056	$2,111	$2,262,461	$(789,387)	$(6,865)	$(181,047)	$235,559	$1,522,832	$418,816

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2018	207,869,835	$2,079	$2,337,691	$(1,044,019)	$(6,865)	$(125,837)	$242,471	$1,405,520	$293,194
Non-cash and stock-based compensation	—	—	11,095	—	—	—	—	11,095	—
Common stock issued under stock plans, net of shares withheld for employee taxes	5,685	—	(83)	—	—	—	—	(83)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	383,982	4	5,589	—	—	—	—	5,593	—
Acquisitions	—	—	—	—	—	—	(634)	(634)	(959)
Divestitures	—	—	—	—	—	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	—	—	(6,493)	—	—	—	110	(6,383)	(10,000)
Sales of noncontrolling interests	—	—	1,410	—	—	—	(980)	430	—
Redeemable noncontrolling interests fair value adjustments	—	—	(20,790)	—	—	—	—	(20,790)	20,790
Contributions received	—	—	—	—	—	—	2,601	2,601	1,806
Cash distributions	—	—	—	—	—	—	(10,212)	(10,212)	4
Other	—	—	6	—	—	—	19	25	(50)
Comprehensive income (loss):
Net income	—	—	—	172,683	—	—	6,849	179,532	3,665
Foreign currency translation adjustments	—	—	—	—	—	(9,081)	—	(9,081)	—
Balances at September 30, 2018	208,259,502	$2,083	$2,328,425	$(871,336)	$(6,865)	$(134,918)	$233,540	$1,550,929	$308,450

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2017	206,877,037	$2,069	$2,374,006	$(1,079,472)	$(6,865)	$(108,542)	$236,948	$1,418,144	$244,727
Non-cash and stock-based compensation	—	—	34,415	—	—	—	—	34,415	—
Common stock issued under stock plans, net of shares withheld for employee taxes	365,502	4	(8,689)	—	—	—	—	(8,685)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,016,963	10	16,437	—	—	—	—	16,447	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,624	—	—	—	—	62,624	—
Repurchase of convertible debt conversion feature	—	—	(92,641)	—	—	—	—	(92,641)	—
Acquisitions	—	—	—	—	—	—	21,770	21,770	20,911
Divestitures	—	—	—	—	—	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	—	—	(4,784)	—	—	—	(1,526)	(6,310)	(10,356)
Sales of noncontrolling interests	—	—	1,410	—	—	—	(980)	430	—
Redeemable noncontrolling interests fair value adjustments	—	—	(54,246)	—	—	—	—	(54,246)	54,246
Contributions received	—	—	—	—	—	—	7,501	7,501	1,806
Cash distributions	—	—	—	—	—	—	(33,481)	(33,481)	(7,870)
Other	—	—	(107)	—	—	—	(2,439)	(2,546)	28
Comprehensive income (loss):
Net income	—	—	—	208,136	—	—	12,431	220,567	4,958
Foreign currency translation adjustments	—	—	—	—	—	(26,376)	—	(26,376)	—
Balances at September 30, 2018	208,259,502	$2,083	$2,328,425	$(871,336)	$(6,865)	$(134,918)	$233,540	$1,550,929	$308,450

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$254,851	$225,525
Reconciling items:
Depreciation	163,004	133,718
Amortization	166,040	143,544
Amortization of non-recoupable ticketing contract advances	54,120	55,893
Amortization of debt issuance costs and discounts, net	16,300	14,765
Non-cash compensation expense	36,924	34,315
Unrealized changes in fair value of contingent consideration	7,372	11,609
Loss (gain) on disposal of operating assets	(553)	10,464
Equity in earnings of nonconsolidated affiliates, net of distributions	6,526	10,024
Provision for uncollectible accounts receivable and advances	14,413	16,898
Other, net	(9,632)	(6,525)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(392,065)	(545,872)
Increase in prepaid expenses and other assets	(257,268)	(332,254)
Increase in accounts payable, accrued expenses and other liabilities	135,672	484,432
Decrease in deferred revenue	(162,782)	(960)
Net cash provided by operating activities	32,922	255,576
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(24,110)	(71,578)
Collections of notes receivable	10,142	29,104
Investments made in nonconsolidated affiliates	(34,742)	(42,580)
Purchases of property, plant and equipment	(225,822)	(163,714)
Cash paid for acquisitions, net of cash acquired	(108,075)	(98,288)
Purchases of intangible assets	(22,953)	(33,175)
Other, net	2,203	1,375
Net cash used in investing activities	(403,357)	(378,856)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	604	857,121
Payments on long-term debt	(30,491)	(391,096)
Contributions from noncontrolling interests	13,124	4,900
Distributions to noncontrolling interests	(73,182)	(41,351)
Purchases and sales of noncontrolling interests, net	(29,005)	(152,971)
Proceeds from exercise of stock options	13,240	16,447
Taxes paid for net share settlement of equity awards	(10,578)	(8,685)
Payments for deferred and contingent consideration	(23,322)	(16,239)
Net cash provided by (used in) financing activities	(139,610)	268,126
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(59,364)	(63,870)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(569,409)	80,976
Cash, cash equivalents, and restricted cash at beginning of period	2,378,203	1,828,822
Cash, cash equivalents, and restricted cash at end of period	$1,808,794	$1,909,798

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
Cash, Cash Equivalents and Restricted Cash
Included in the September 30, 2019 and December 31, 2018 cash and cash equivalents balance is $747.4 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first nine months of 2019, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of September 30, 2019, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2019 and 2018.
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
The new guidance had a material impact on our balance sheet, but did not have a material impact on our statements of operations or an impact on our compliance with the debt covenant requirements under our senior secured credit facility and other debt arrangements. Upon adoption, we recognized operating lease assets and liabilities of $1.1 billion and $1.2 billion, respectively. The initial operating lease assets and liabilities were based on the present value of the remaining minimum lease payments, discounted using our secured incremental borrowing rate which varies based on geographical region and term of the underlying lease. The operating lease assets were also reduced by $85.3 million for prepaid rent, straight-line rent accruals and lease incentives.
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
NOTE 2—LONG-LIVED ASSETS
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2019:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2018:
Gross carrying amount	$692,963	$393,772	$123,707	$85,411	$120,163	$1,416,016
Accumulated amortization	(391,002)	(213,599)	(41,808)	(38,826)	(69,330)	(754,565)
Net	301,961	180,173	81,899	46,585	50,833	661,451
Gross carrying amount:
Acquisitions—current year	100,416	25,639	1,632	7,794	60,145	195,626
Acquisitions—prior year	—	—	—	—	43	43
Foreign exchange	(14,694)	(3,937)	(845)	(419)	(2,160)	(22,055)
Other (2)	(71,601)	(37,748)	76	(8,530)	(19,413)	(137,216)
Net change	14,121	(16,046)	863	(1,155)	38,615	36,398
Accumulated amortization:
Amortization	(75,596)	(43,999)	(10,097)	(19,957)	(16,391)	(166,040)
Foreign exchange	5,560	2,483	362	377	976	9,758
Other (2)	71,580	37,747	(54)	8,529	19,421	137,223
Net change	1,544	(3,769)	(9,789)	(11,051)	4,006	(19,059)
Balance as of September 30, 2019:
Gross carrying amount	707,084	377,726	124,570	84,256	158,778	1,452,414
Accumulated amortization	(389,458)	(217,368)	(51,597)	(49,877)	(65,324)	(773,624)
Net	$317,626	$160,358	$72,973	$34,379	$93,454	$678,790
______________
(1) Other primarily includes intangible assets for non-compete, venue management and leasehold agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival promotion business located in Brazil that had been accounted for as an equity method investment, venue management businesses located in Belgium, the United States and Canada, festival promotion businesses located in the United States and Finland, a ticketing business located in Australia and an artist management business located in the United States.

The 2019 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	8
Client/vendor relationships	4
Trademarks and naming rights	3
Technology	2
Other	9
All categories	7
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2019, we reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the nine months ended September 30, 2019, we recorded impairment charges related to definite-lived intangible assets of $19.4 million as a component of depreciation and amortization. These impairment charges primarily related to intangible assets for revenue-generating contracts in the Concerts segment. See Note 4—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no significant impairment charges recorded during the nine months ended September 30, 2018.
Amortization of definite-lived intangible assets for the three months ended September 30, 2019 and 2018 was $69.3 million and $51.4 million, respectively, and for the nine months ended September 30, 2019 and 2018 was $166.0 million and $143.5 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at September 30, 2019:

(in thousands)
October 1 - December 31, 2019	$48,212
2020	$164,235
2021	$125,521
2022	$97,365
2023	$81,030

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2018:
Goodwill	$1,094,604	$762,953	$400,749	$2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	659,241	762,953	400,749	1,822,943

Acquisitions—current year	46,648	4,017	51,237	101,902
Acquisitions—prior year	8,827	—	—	8,827
Foreign exchange	(10,889)	(3,458)	(4,110)	(18,457)

Balance as of September 30, 2019:
Goodwill	1,139,190	763,512	447,876	2,350,578
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$703,827	$763,512	$447,876	$1,915,215

Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisition of a festival promotion business located in Brazil that had been accounted for as an equity method investment and venue management businesses located in Belgium and Canada.
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
In addition to fixed rental payments, many of our leases contain contingent rental payments based on a percentage of revenue, tickets sold or other variables, while others include periodic adjustments to rental payments based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the right of use asset or lease liability and are recognized as rent expense in the period that the contingency is resolved. Our leases do not contain any material residual value guarantees or restrictive covenants.
We measure our lease assets and liabilities using an incremental borrowing rate which varies from lease to lease depending on geographical location and length of the lease.

The significant components of operating lease expense are as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Operating lease cost	$43,412	$139,251
Variable and short-term lease cost	48,318	96,147
Sublease income	(4,040)	(12,669)
Net lease cost	$87,690	$222,729

Supplemental cash flow information for our operating leases is as follows:

Nine Months Ended September 30, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$146,953
Lease assets obtained in exchange for lease obligations, net of terminations	$130,011

Future maturities of our operating lease liabilities at September 30, 2019 are as follows:

(in thousands)
October 1 - December 31, 2019	$37,520
2020	184,023
2021	157,624
2022	151,277
2023	143,784
Thereafter	1,134,584
Total lease payments	1,808,812
Less: Interest	593,975
Present value of lease liabilities	$1,214,837

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

September 30, 2019
Weighted average remaining lease term (in years)	13.4
Weighted average discount rate	5.78%

As of September 30, 2019, we have additional operating leases that have not yet commenced with total lease payments of $298.5 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2019 to May 2021 with lease terms ranging from 1 to 25 years.

NOTE 4—FAIR VALUE MEASUREMENTS
Recurring
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.

The following table presents the estimated fair values of our senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2019	December 31, 2018
	Level 2
	(in thousands)
4.875% Senior Notes due 2024	$596,517	$552,368
5.625% Senior Notes due 2026	$320,310	$302,097
5.375% Senior Notes due 2022	$253,693	$251,390
2.5% Convertible Senior Notes due 2023	$645,100	$561,699
2.5% Convertible Senior Notes due 2019	$—	$40,710

See Note 9—Subsequent Event for discussion of the October 2019 refinancing of the 5.375% senior notes.
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis, which had a significant impact on our results of operations for the nine months ended September 30, 2019.

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
2019		(in thousands)
Definite-lived intangible assets, net	$—	$—	$—	$—	$19,372

During the nine months ended September 30, 2019, we recorded impairment charges related to definite-lived intangible assets of $19.4 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
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
In March 2019, the court granted the defendants’ motion to compel arbitration of the Dickey lawsuit and stayed the matter. The parties reached a settlement in October 2019, and the case will be dismissed with prejudice shortly. In April 2019, the court granted the defendants’ motion to compel arbitration of the Lee lawsuit and dismissed the case. Lee subsequently appealed the District Court’s ruling to the Ninth Circuit. The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019 in light of the parties’ agreement to arbitrate the matter, and the Vaccaro lawsuit was settled and dismissed in June 2019. The Messing and Niedbalski lawsuits are stayed pending the outcome of the appeal in the Lee matter.
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
NOTE 6—EQUITY
Common Stock
During 2019, we issued 824,328 shares of common stock to holders of our 2.5% convertible senior notes due 2019 upon conversion of $28.6 million of the outstanding principal amount of the notes.
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2019:

Total
(Foreign Currency Items)
(in thousands)
Balance at December 31, 2018	$(145,231)
Other comprehensive loss before reclassifications	(35,816)
Net other comprehensive loss	(35,816)
Balance at September 30, 2019	$(181,047)

Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted stock and the assumed conversion of our convertible senior notes, where dilutive.

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares—basic	210,621,971	207,614,413	209,849,058	207,228,034
Effect of dilutive securities:
Stock options and restricted stock	8,335,405	8,347,718	8,249,695	8,178,167
Convertible senior notes	—	826,852	386,741	—
Weighted average common shares—diluted	218,957,376	216,788,983	218,485,494	215,406,201

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase shares of common stock	311,500	604,781	486,849	604,781
Restricted stock and deferred stock—unvested	959,089	2,483,572	959,089	2,498,072
Conversion shares related to the convertible senior notes	8,085,275	8,085,275	8,085,275	8,912,127
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	9,355,864	11,173,628	9,531,213	12,014,980

NOTE 7—REVENUE RECOGNITION
Concerts
Concerts revenue, including intersegment revenue, for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total Concert Revenue	$3,173,843	$3,297,257	$7,131,491	$6,716,914
Percentage of consolidated revenue	84.1%	86.0%	82.4%	82.1%
Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing companies, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue. Any consideration not collected by the day of the event is typically received within three months after the event date.

Ticketing
Ticketing revenue, including intersegment revenue, for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total Ticketing Revenue	$388,458	$368,312	$1,096,865	$1,091,880
Percentage of consolidated revenue	10.3%	9.6%	12.7%	13.3%
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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At September 30, 2019 and December 31, 2018, we had ticketing contract advances of $97.0 million and $75.5 million, respectively, recorded in prepaid expenses and $104.7 million and $78.5 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $19.9 million and $19.6 million for the three months ended September 30, 2019 and 2018, respectively, and $54.1 million and $55.9 million for the nine months ended September 30, 2019 and 2018, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Total Sponsorship & Advertising Revenue	$215,247	$171,178	$441,862	$385,674
Percentage of consolidated revenue	5.7%	4.5%	5.1%	4.7%
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
At September 30, 2019, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize approximately 8%, 31%, 23% and 38% of this revenue in the remainder of 2019, 2020, 2021 and thereafter, respectively.
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
The table below summarizes the amount of deferred revenue recognized during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Concerts	$260,907	$166,381	$1,093,890	$809,930
Ticketing	11,538	7,820	59,284	39,559
Sponsorship & Advertising	2,436	3,062	19,188	20,350
Other & Corporate	562	200	2,730	1,591
	$275,443	$177,463	$1,175,092	$871,430

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

The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2019 and 2018:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2019
Revenue	$3,173,843	$388,458	$215,247	$791	$—	$(4,655)	$3,773,684
Direct operating expenses	2,636,344	127,123	41,617	—	—	(4,655)	2,800,429
Selling, general and administrative expenses	355,198	157,590	29,055	704	—	—	542,547
Depreciation and amortization	71,247	39,562	11,332	145	4,020	—	126,306
Loss (gain) on disposal of operating assets	(320)	15	—	—	—	—	(305)
Corporate expenses	—	—	—	—	44,666	—	44,666
Operating income (loss)	$111,374	$64,168	$133,243	$(58)	$(48,686)	$—	$260,041
Intersegment revenue	$2,092	$2,563	$—	$—	$—	$(4,655)	$—
Three Months Ended September 30, 2018
Revenue	$3,297,257	$368,312	$171,178	$932	$—	$(2,433)	$3,835,246
Direct operating expenses	2,767,949	133,050	23,191	2,599	—	(2,433)	2,924,356
Selling, general and administrative expenses	343,250	151,064	25,325	5,015	—	—	524,654
Depreciation and amortization	54,404	34,677	8,871	212	1,442	—	99,606
Loss (gain) on disposal of operating assets	10,317	2	—	—	(1)	—	10,318
Corporate expenses	—	—	—	—	42,093	—	42,093
Operating income (loss)	$121,337	$49,519	$113,791	$(6,894)	$(43,534)	$—	$234,219
Intersegment revenue	$268	$2,165	$—	$—	$—	$(2,433)	$—
Nine Months Ended September 30, 2019
Revenue	$7,131,491	$1,096,865	$441,862	$2,372	$—	$(14,069)	$8,658,521
Direct operating expenses	5,853,380	359,502	80,634	—	—	(14,069)	6,279,447
Selling, general and administrative expenses	989,017	449,862	79,661	2,370	—	—	1,520,910
Depreciation and amortization	176,827	116,465	24,780	404	10,568	—	329,044
Loss (gain) on disposal of operating assets	(675)	122	—	—	—	—	(553)
Corporate expenses	—	—	—	—	121,909	—	121,909
Operating income (loss)	$112,942	$170,914	$256,787	$(402)	$(132,477)	$—	$407,764
Intersegment revenue	$5,032	$9,037	$—	$—	$—	$(14,069)	$—
Capital expenditures	$127,818	$78,414	$5,529	$—	$17,374	$—	$229,135

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Nine Months Ended September 30, 2018
Revenue	$6,716,914	$1,091,880	$385,674	$2,886	$—	$(11,409)	$8,185,945
Direct operating expenses	5,554,368	377,121	68,142	3,325	—	(11,409)	5,991,547
Selling, general and administrative expenses	906,360	447,997	68,534	12,812	—	—	1,435,703
Depreciation and amortization	146,458	103,299	23,613	599	3,293	—	277,262
Loss (gain) on disposal of operating assets	10,452	13	—	—	(1)	—	10,464
Corporate expenses	—	—	—	—	108,055	—	108,055
Operating income (loss)	$99,276	$163,450	$225,385	$(13,850)	$(111,347)	$—	$362,914
Intersegment revenue	$268	$11,141	$—	$—	$—	$(11,409)	$—
Capital expenditures	$88,338	$71,336	$4,241	$149	$8,839	$—	$172,903

NOTE 9—SUBSEQUENT EVENT
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027 and further amended our senior secured credit facility, including the issuance of $950 million principal amount for the term loan B facility, as set forth below. The proceeds will be used to repay the $1.1 billion principal balance outstanding on the term loans A and B under our existing senior secured credit facility, to repay the entire $250 million principal amount of our 5.375% senior notes due 2022 and to pay the related redemption premium of $3.4 million on the senior notes and estimated accrued interest and fees of $31.1 million, leaving approximately $527.2 million for general corporate purposes, including acquisitions. We expect the loss on extinguishment of debt related to this refinancing to be between $3.0 million and $5.0 million.
Amended Senior Secured Credit Facility
The amended senior secured credit facility provides for (i) a five-year $400 million delayed draw term loan A facility, (ii) a seven-year $950 million term loan B facility and (iii) a five-year $500 million revolving credit facility. The delayed draw term loan A facility is available to be drawn for the first two years following the amendment. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $985 million, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The revolving credit facility provides for borrowings up to $500 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments at a rate ranging from 0.625% of the original principal amount during the first three years to 1.25% during the last two years with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.

4.75% Senior Notes
The $950 million principal amount of senior notes due 2027 bear interest at 4.75%, which is payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on April 15, 2020, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.

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
Executive Overview
In the third quarter of 2019, our year-over-year operating income growth continued as we executed on our core strategy and expanded our geographic footprint. Without currency impacts, our revenue for the quarter was essentially flat due to some timing impacts that favorably impacted us in the second quarter. While our Sponsorship and Ticketing revenue grew in the quarter, the timing of our stadium events and one of our major European festivals shifted into the second quarter in 2019. Despite this, operating income for the quarter increased by 11% as compared to the third quarter of 2018, largely as a result of stronger results in our Sponsorship & Advertising and Ticketing segments. For the first nine months of 2019, our total revenue grew $473 million, or 6%, on a reported basis as compared to last year, or $632 million, an 8% increase, without currency impacts. Concerts, the center of our flywheel, drove the revenue growth through the first nine months of the year. Our number of events increased 11% and fans increased 3% for the first nine months of 2019 as compared to last year. As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues and therefore drive growth across all our businesses. We believe that by leveraging our leadership position in the entertainment industry to reach fans through the live concert experience, we will sell more tickets and uniquely engage more advertising partners. By advancing innovation in ticketing technology, we will continue to improve the fan experience by offering increased and more diversified choices in an expanded ticketing marketplace. This gives us a compelling opportunity to continue to grow our fan base and our results.
Our Concerts segment revenue for the quarter decreased by $123 million, or 4%, on a reported basis as compared to last year, or $83 million, a 3% decrease, without currency impacts. As discussed above, this decrease was largely due to the timing of certain events which shifted to the second quarter this year. Some of the larger tours in the third quarter of 2019 included the Backstreet Boys, Ariana Grande and John Mayer. The number of events for the quarter was up 12% compared to last year, driven by substantial growth in our theater and club business globally with over 31 million fans in attendance. For the first nine months, our Concerts segment revenue grew by $415 million, or 6%, on a reported basis as compared to last year, or $548 million, an 8% increase, without currency impacts. Higher revenue was largely due to an increase in the number of stadium shows in Europe, arena events in the United States and more theater and club shows globally. Over 73 million fans have attended our shows so far this year, a 3% increase as compared to the first nine months of 2018. And as a result of our strategy to expand our theater and club business, our show count is up nearly three thousand year-over-year, an increase of 11%. Our amphitheater onsite initiatives continued to generate per fan growth over last year. Increased food and beverage offerings, premium parking, and other upsell programs have driven our spend per head up by approximately $2.50 per fan compared to last year. We have continued to focus on platinum and premium ticket opportunities for fans and improving the sell-through on our best seats. Operating income for the first nine months of the year was up 14% due to the higher number of events and fans as well as our pricing and onsite initiatives. We will continue to drive global show and fan volume by extending our geographic footprint, expanding our premium ticket pricing programs, and growing our onsite revenue through elevated consumer offerings. Longer term, we continue to look for expansion opportunities in concerts, both domestically and internationally, as well as ways to market our events more effectively in order to continue to grow our fan base and geographic reach and to sell more tickets.
Our Ticketing segment revenue for the third quarter increased by $20 million, or 5%, on a reported basis as compared to last year, or $25 million, a 7% increase, without currency impacts. Our fee-bearing ticket sales were up 4% in the quarter with strong growth coming from international ticket sales. For the first nine months, Ticketing revenue increased $5 million on a reported basis as compared to last year, or up $22 million, or 2%, without currency impacts. We have sold 159 million fee-bearing tickets worldwide for the first nine months, a 3% increase over last year. We have also made strides in 2019 in growing some of our ticket-adjacent revenue streams, implementing tools to reduce costly fraudulent activity, and more efficiently managing our marketing budgets. All of these factors have driven better operating income results. Operating income for the first nine months is up 5% compared to last year. We also continue to see strong growth in our mobile ticket sales with an increase of 13% in the third quarter of the year, with mobile now representing 46% of our total ticket sales. This has been a key component of our rollout of SafeTix™ which benefits our fans, our artists and our clients. Our continued focus on new artist and fan tools has resulted in key new client signings that will generate growth in the years ahead. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process which we expect will attract more ticket buyers and enhance the overall fan and venue client experience.
Our Sponsorship & Advertising segment revenue for the quarter was up $44 million, or 26%, on a reported basis as compared to last year, or $47 million, a 28% increase, without currency impacts. Higher revenue largely resulted from new clients and increased festival sponsorship, including our first weekend of the Rock in Rio event in Brazil that will occur every two years. For the first nine months, Sponsorship & Advertising revenue was up $56 million, or 15%, on a reported basis as compared to last year, or $65 million, a 17% increase, without currency impacts. Renewals of our key existing clients are pacing on plan and we are seeing growth from expanding into new categories such as consumer packaged goods, fashion and insurance. The investment we have made over the past few years in premium inventory products including viewing decks, VIP clubs and social moments are also generating sponsorship growth at our owned and operated venues. The growth in festival, venue and online sponsorship revenue has driven operating income for the first nine months up 14%. Our extensive onsite and online reach, global venue distribution network, artist relationships and ticketing operations are the keys to securing long-term sponsorship and advertising agreements with major brands, and we plan to expand these assets while extending our sales reach further into new international markets.
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
Recent Events
In July 2019, we entered into agreements to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”). We made our initial concentration notice filings with the regulatory authorities in Mexico in late August and are in the process of responding to their requests for additional information in connection with their review of our filings. CIE shareholders approved the acquisition in September 2019. The acquisition is anticipated to close in late 2019 or early 2020.

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals, the creation of associated content and the provision of management and other services to artists. While our Concerts segment operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year.
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
Ticketing
Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charges as its fee. Gross transaction value (“GTV”) represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. Service charges are generally based on a percentage of the face value or a fixed fee. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon scheduling by our clients. We also offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. Our Ticketing segment manages our online activities including enhancements to our ticketing websites and product offerings. Through our websites, we sell tickets to our own events as well as tickets for our clients and provide event information. Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized when the event occurs.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands except estimated events)
Concerts (1)
Events:
North America	6,796	5,922	19,256	17,055
International	1,885	1,812	7,457	6,952
Total estimated events	8,681	7,734	26,713	24,007
Fans:
North America	22,414	24,036	47,041	46,934
International	8,843	9,168	25,979	23,758
Total estimated fans	31,257	33,204	73,020	70,692
Ticketing (2)
Fee-bearing tickets	55,348	53,458	158,558	154,627
Non-fee-bearing tickets	61,664	62,499	182,529	182,062
Total estimated tickets	117,012	115,957	341,087	336,689
 _________

(1)Events generally represent a single performance by an artist. Fans generally represent the number of people who attend an event. Festivals are counted as one event in the quarter in which the festival begins, but the number of fans is based on the days the fans were present at the festival and thus can be reported across multiple quarters. Events and fan attendance metrics are estimated each quarter.
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our ‘do it yourself’ platform.

Non-GAAP Measures

The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended September 30, 2019
Concerts	$111,374	$3,195	$(320)	$71,247	$—	$9,028	$194,524
Ticketing	64,168	1,570	15	39,562	21,783	228	127,326
Sponsorship & Advertising	133,243	718	—	11,332	—	—	145,293
Other and Eliminations	(58)	—	—	145	(1,930)	—	(1,843)
Corporate	(48,686)	6,515	—	4,020	—	(1)	(38,152)
Total	$260,041	$11,998	$(305)	$126,306	$19,853	$9,255	$427,148
Three Months Ended September 30, 2018
Concerts	$121,337	$3,166	$10,317	$54,404	$—	$11,100	$200,324
Ticketing	49,519	1,261	2	34,677	20,793	265	106,517
Sponsorship & Advertising	113,791	472	—	8,871	—	—	123,134
Other and Eliminations	(6,894)	—	—	212	(1,184)	—	(7,866)
Corporate	(43,534)	6,470	(1)	1,442	—	3	(35,620)
Total	$234,219	$11,369	$10,318	$99,606	$19,609	$11,368	$386,489
Nine Months Ended September 30, 2019
Concerts	$112,942	$9,826	$(675)	$176,827	$—	$33,774	$332,694
Ticketing	170,914	4,675	122	116,465	58,680	678	351,534
Sponsorship & Advertising	256,787	2,027	—	24,780	—	—	283,594
Other and Eliminations	(402)	—	—	404	(4,560)	—	(4,558)
Corporate	(132,477)	20,396	—	10,568	—	—	(101,513)
Total	$407,764	$36,924	$(553)	$329,044	$54,120	$34,452	$861,751
Nine Months Ended September 30, 2018
Concerts	$99,276	$9,049	$10,452	$146,458	$—	$18,973	$284,208
Ticketing	163,450	3,534	13	103,299	59,340	737	330,373
Sponsorship & Advertising	225,385	1,180	—	23,613	—	—	250,178
Other and Eliminations	(13,850)	—	—	599	(3,447)	—	(16,698)
Corporate	(111,347)	20,552	(1)	3,293	—	3	(87,500)
Total	$362,914	$34,315	$10,464	$277,262	$55,893	$19,713	$760,561

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$3,173,843	$3,297,257	(4)%	$7,131,491	$6,716,914	6%
Direct operating expenses	2,636,344	2,767,949	(5)%	5,853,380	5,554,368	5%
Selling, general and administrative expenses	355,198	343,250	3%	989,017	906,360	9%
Depreciation and amortization	71,247	54,404	31%	176,827	146,458	21%
Loss (gain) on disposal of operating assets	(320)	10,317	*	(675)	10,452	*
Operating Income	$111,374	$121,337	(8)%	$112,942	$99,276	14%
Operating margin	3.5%	3.7%		1.6%	1.5%
AOI **	$194,524	$200,324	(3)%	$332,694	$284,208	17%
AOI margin **	6.1%	6.1%		4.7%	4.2%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue decreased $123.4 million during the three months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $40.9 million related to currency impacts, revenue decreased $82.5 million, or 3%, primarily due to fewer shows in our North America stadiums and international arenas partially offset by more shows in our North America arenas, increased theater and club activity globally and higher average ticket prices. Concerts had incremental revenue of $76.1 million from the acquisitions of concert and festival promotion and venue management businesses.
Operating results
The decrease in operating income for Concerts for the three months ended September 30, 2019 was primarily driven by increased depreciation and amortization related to a $19.4 million impairment charge recorded in the third quarter of 2019 along with higher compensation costs associated with salary increases and headcount growth. These increases were partially offset by improved overall operating results from our events. The impairment charge recorded during the three months ended September 30, 2019 was associated with revenue-generating contract intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible assets were less than their carrying value. There were no significant impairments of intangible assets recorded for the three months ended September 30, 2018. Included in selling, general and administrative expenses for the three months ended September 30, 2019 is $23.7 million of expenses related to new acquisitions and new venues in the Concerts segment.
Nine Months
Revenue
Concerts revenue increased $414.6 million during the nine months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $133.6 million related to currency impacts, revenue increased $548.2 million, or 8%, primarily due to more shows in our North America arenas and theaters globally along with higher average attendance and ticket prices, more shows in our international stadiums and increased festival activity globally. These increases were partially offset by fewer shows in our North America stadiums and amphitheaters. Concerts had incremental revenue of $178.2 million from the acquisitions of concert and festival promotion and venue management businesses.
Operating results
The increase in Concerts operating income for the nine months ended September 30, 2019 was primarily driven by improved operating results from our events discussed above partially offset by higher compensation costs associated with salary increases and headcount growth along with increased depreciation and amortization associated with the impairment charge recorded in the third quarter of 2019 discussed above. Included in selling, general and administrative expenses for the nine months ended September 30, 2019 is $61.9 million of expenses related to new acquisitions and new venues in the Concerts segment.
Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$388,458	$368,312	5%	$1,096,865	$1,091,880	—%
Direct operating expenses	127,123	133,050	(4)%	359,502	377,121	(5)%
Selling, general and administrative expenses	157,590	151,064	4%	449,862	447,997	—%
Depreciation and amortization	39,562	34,677	14%	116,465	103,299	13%
Loss on disposal of operating assets	15	2	*	122	13	*
Operating income	$64,168	$49,519	30%	$170,914	$163,450	5%
Operating margin	16.5%	13.4%		15.6%	15.0%
AOI **	$127,326	$106,517	20%	$351,534	$330,373	6%
AOI margin **	32.8%	28.9%		32.0%	30.3%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue increased $20.1 million during the three months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $4.4 million related to currency impacts, revenue increased $24.5 million, or 7%, primarily due to increased international primary ticket fees, driven by higher volume for concert events, along with higher North America resale volume and increased ancillary revenue.
Operating results
The increase in Ticketing operating income for the three months ended September 30, 2019 was primarily due to increased operating results from the increased ticketing activity discussed above along with lower marketing and credit card related costs.
Nine Months
Revenue
Ticketing revenue increased $5.0 million during the nine months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $17.5 million related to currency impacts, revenue increased $22.5 million, or 2%, primarily due to increased international primary ticket fees, driven by higher volume for concert events, along with higher North America ancillary revenue.
Operating results
The increase in Ticketing operating income for the nine months ended September 30, 2019 was primarily due to improved operating results from the increased ticketing activity discussed above along with lower marketing and credit card related costs partially offset by increased depreciation and amortization associated with technology enhancements.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2019	2018		2019	2018
	(in thousands)			(in thousands)
Revenue	$215,247	$171,178	26%	$441,862	$385,674	15%
Direct operating expenses	41,617	23,191	79%	80,634	68,142	18%
Selling, general and administrative expenses	29,055	25,325	15%	79,661	68,534	16%
Depreciation and amortization	11,332	8,871	28%	24,780	23,613	5%
Operating income	$133,243	$113,791	17%	$256,787	$225,385	14%
Operating margin	61.9%	66.5%		58.1%	58.4%
AOI **	$145,293	$123,134	18%	$283,594	$250,178	13%
AOI margin **	67.5%	71.9%		64.2%	64.9%
_______

**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $44.1 million during the three months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $3.4 million related to currency impacts, revenue increased $47.5 million, or 28%, primarily due to growth in our national sponsorship programs in North America along with increased sponsorship for our festivals and higher online activity globally. Sponsorship & Advertising had incremental revenue of $12.9 million from the acquisitions of festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended September 30, 2019 was primarily driven by the increase in sponsorship activity discussed above partially offset by higher fulfillment costs on certain sponsorship programs.
Nine Months
Revenue
Sponsorship & Advertising revenue increased $56.2 million during the nine months ended September 30, 2019 as compared to the same period of the prior year. Excluding the decrease of $8.5 million related to currency impacts, revenue increased $64.7 million, or 17%, primarily due increased sponsorship for our festivals and higher online activity globally along with growth in our sponsorship programs in North America. Sponsorship & Advertising had incremental revenue of $14.7 million from the acquisitions of festival promotion businesses.
Operating results
The increase in Sponsorship & Advertising operating income for the nine months ended September 30, 2019 was primarily driven by the higher sponsorship activity discussed above partially offset by higher fulfillment costs on certain sponsorship programs and increased compensation costs driven by headcount growth.

Consolidated Results of Operations

Three Months

	Three Months Ended September 30,				% Change
	2019			2018
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,773,684	$48,694	$3,822,378	$3,835,246	(2)%	—%
Operating expenses:
Direct operating expenses	2,800,429	37,105	2,837,534	2,924,356	(4)%	(3)%
Selling, general and administrative expenses	542,547	8,026	550,573	524,654	3%	5%
Depreciation and amortization	126,306	1,207	127,513	99,606	27%	28%
Loss (gain) on disposal of operating assets	(305)	40	(265)	10,318	*	*
Corporate expenses	44,666	6	44,672	42,093	6%	6%
Operating income	260,041	$2,310	$262,351	234,219	11%	12%
Operating margin	6.9%		6.9%	6.1%
Interest expense	36,587			35,993
Interest income	(5,863)			(2,260)
Equity in loss (earnings) of nonconsolidated affiliates	2,681			(4)
Other expense, net	5,384			262
Income before income taxes	221,252			200,228
Income tax expense	27,280			17,031
Net income	193,972			183,197
Net income attributable to noncontrolling interests	15,047			10,514
Net income attributable to common stockholders of Live Nation	$178,925			$172,683
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.

Nine Months

	Nine Months Ended September 30,				% Change
	2019			2018
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$8,658,521	$159,569	$8,818,090	$8,185,945	6%	8%
Operating expenses:
Direct operating expenses	6,279,447	120,381	6,399,828	5,991,547	5%	7%
Selling, general and administrative expenses	1,520,910	28,345	1,549,255	1,435,703	6%	8%
Depreciation and amortization	329,044	4,409	333,453	277,262	19%	20%
Loss (gain) on disposal of operating assets	(553)	(1)	(554)	10,464	*	*
Corporate expenses	121,909	24	121,933	108,055	13%	13%
Operating income	407,764	$6,411	$414,175	362,914	12%	14%
Operating margin	4.7%		4.7%	4.4%
Interest expense	109,894			104,196
Interest income	(12,229)			(6,148)
Equity in earnings of nonconsolidated affiliates	(6,291)			(3,406)
Other expense, net	1,551			7,033
Income before income taxes	314,839			261,239
Income tax expense	59,988			35,714
Net income	254,851			225,525
Net income attributable to noncontrolling interests	25,015			17,389
Net income attributable to common stockholders of Live Nation	$229,836			$208,136
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.

Income tax expense
For the nine months ended September 30, 2019, we had net tax expense of $60.0 million on income before income taxes of $314.8 million compared to net tax expense of $35.7 million on income before income taxes of $261.2 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, income tax expense consisted of $51.3 million related to foreign entities, $3.3 million related to United States federal income taxes and $5.4 million related to state and local income taxes. The net increase in tax expense of $24.3 million is due primarily to an increase in earnings in certain non-United States jurisdictions.
Liquidity and Capital Resources
Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements, capital expenditures and debt service requirements while our long-term liquidity needs are primarily related to acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our amended senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings. We may from time to time engage in open market purchases of our outstanding debt securities or redeem or otherwise repay such debt.
Our balance sheet reflects cash and cash equivalents of $1.8 billion at September 30, 2019 and $2.4 billion at December 31, 2018. Included in the September 30, 2019 and December 31, 2018 cash and cash equivalents balances are $747.4 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $750.8 million in cash and cash equivalents, excluding client cash, at September 30, 2019. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $2.8 billion at each of September 30, 2019 and December 31, 2018. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at September 30, 2019.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts segment, which reports the majority of its revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions. We expect cash flows from operations and borrowings under our amended senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
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
Sources of Cash
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027 and further amended our senior secured credit facility, including the issuance of $950 million principal amount for the term loan B facility, as set forth below. The proceeds will be used to repay the $1.1 billion principal balance outstanding on the term loans A and B under our existing senior secured credit facility, to repay the entire $250 million principal amount of our 5.375% senior notes due 2022 and to pay the related redemption premium of $3.4 million on the senior notes and estimated accrued interest and fees of $31.1 million, leaving approximately $527.2 million for general corporate purposes, including acquisitions. We expect the loss on extinguishment of debt related to this refinancing to be between $3.0 million and $5.0 million.
Amended Senior Secured Credit Facility
The amended senior secured credit facility provides for (i) a five-year $400 million delayed draw term loan A facility, (ii) a seven-year $950 million term loan B facility and (iii) a five-year $500 million revolving credit facility. The delayed draw term loan A facility is available to be drawn for the first two years following the amendment. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $985 million, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The revolving credit facility provides for borrowings up to $500 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments at a rate ranging from 0.625% of the original principal amount during the first three years to 1.25% during the last two years with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
4.75% Senior Notes
The $950 million principal amount of senior notes due 2027 bear interest at 4.75%, which is payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on April 15, 2020, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. The consolidated net leverage covenant requires us to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the credit agreement) of 5.75x over the trailing four consecutive quarters through September 30, 2020. The consolidated total leverage ratio will reduce to 5.50x on December 31, 2020 and 5.25x on December 31, 2021.
The indentures governing our 4.75% senior notes, 4.875% senior notes, 5.375% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.

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
As of September 30, 2019, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior notes and convertible senior notes. We expect to remain in compliance with all of these debt covenants throughout 2019.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2019, we used $108.1 million of cash primarily for acquisitions of a venue management business located in Belgium, a festival promotion business located in the United States and a controlling interest in a venue management business located in the United States. As of the date of acquisition, the acquired businesses had a total of $67.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the nine months ended September 30, 2018, we used $98.3 million of cash primarily for the payment of contingent consideration related to an acquisition in the Netherlands that occurred prior to the current accounting guidance for business combinations along with the acquisitions of controlling interests in various concert promotion and artist management businesses located in the United States. As of the date of acquisition, the acquired businesses had a total of $18.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases and Sales of Noncontrolling Interests, net
During the nine months ended September 30, 2018, we used $153.0 million of cash primarily for the final payment due in connection with the 2017 acquisition of the remaining interests in a concert and festival promotion business located in the United States. There were no significant purchases and sales of noncontrolling interests during the nine months ended September 30, 2019.
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring continual investment in our existing venues and ticketing systems in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues, major renovations to existing venues or venues that are being added to our venue network, the development of new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Maintenance capital expenditures	$105,431	$80,025
Revenue generating capital expenditures	119,725	88,712
Total capital expenditures	$225,156	$168,737

Maintenance capital expenditures during the first nine months of 2019 increased from the same period of the prior year primarily associated with leasehold improvements of certain office facilities and venue-related projects.
Revenue generating capital expenditures during the first nine months of 2019 increased from the same period of the prior year primarily due to enhancements at our North America amphitheaters and higher investment in technology enhancements.
We currently expect capital expenditures to be approximately $325 million for the full year of 2019.

Cash Flows

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$32,922	$255,576
Investing activities	$(403,357)	$(378,856)
Financing activities	$(139,610)	$268,126
Operating Activities
Cash provided by operating activities decreased $222.7 million for the nine months ended September 30, 2019 as compared to the same period of the prior year. During the first nine months of 2019, our accounts payable and accrued liabilities had a lower increase based on the timing of payments. In addition, we received less cash for future events resulting in a larger decrease in deferred revenue as compared to the same period of the prior year. Partially offsetting these decreases to operating cash flows were lower increases in our accounts receivable and prepaid expenses due to the timing of collections and payment of event-related costs when compared to the same period of the prior year as well as higher cash related net income.
Investing Activities
Cash used in investing activities increased $24.5 million for the nine months ended September 30, 2019 as compared to the same period of the prior year primarily due to to higher purchases of property, plant and equipment partially offset by fewer notes receivable advances. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $139.6 million for the nine months ended September 30, 2019 as compared to cash provided by financing activities of $268.1 million in the same period of the prior year primarily due to higher net proceeds in 2018 from debt refinancing partially offset by a decrease in purchases of noncontrolling interests in 2019.
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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported operating income of $164.9 million for the nine months ended September 30, 2019. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2019 by $16.5 million. As of September 30, 2019, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.

We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2019, we had forward currency contracts outstanding with a notional amount of $45.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $2.8 billion of total debt, excluding debt discounts and issuance costs, outstanding as of September 30, 2019, of which $1.7 billion was fixed-rate debt and $1.1 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2019, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.8 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2019 with no subsequent change in rates for the remainder of the period.

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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2019.

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
Based on their evaluation as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
2.1
Stock Purchase Agreement dated July 24, 2019, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.
X
2.2
Stock Purchase Agreement dated July 24, 2019, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A. de C.V.the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc. the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2019.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)