Form 10-K
period 2019-12-31
Live Nation Entertainment, Inc.
filed 2020-02-27
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $9.3 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 20, 2020, there were 214,531,042 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,575,284 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

ITEM 1. BUSINESS

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 580 million fans across all of our concerts and ticketing platforms in 46 countries during 2019.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 98 million fans to more than 40,000 events for over 5,000 artists in 2019. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 273 venues, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2019, we had nearly 110 managers providing services to more than 500 artists.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, mobile apps, numerous retail outlets and call centers, selling over 485 million tickets in 2019 through our systems. Ticketmaster serves nearly 11,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
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

Our Strategy
Our strategy is to grow our leadership position in live entertainment, promote more shows, sell more tickets and partner with more sponsors, thereby increasing our revenue, earnings and cash flow. We serve artists, venues and teams to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, advertising and mobile platforms; and we are paid by advertisers that want to connect their brands with our passionate fan base.
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
•Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artist managers, we believe we can continue to expand our concert base by delivering strong and consistent services to our artist managers and their clients.
•Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization through improved onsite products, merchandising, and enhanced experiences for our fans.
•Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will continue to enhance our API features to reach a broader audience and expand our digital ticketing rollout, strengthening control over distribution for all parties and creating new and unique marketing opportunities. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels, drive increased ticket sales, and continue to build our client base.
•Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing our nearly 98 million fans attending our shows each year. We will continue to develop and to scale new products in order to drive onsite revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.
•Fans. During 2019, we connected over 580 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently market our shows to them.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2019, we promoted shows or tours for over 5,000 artists globally. In addition, through our artist management companies, we manage more than 500 artists.
•Online Services and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.
•Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 41 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in, 273 venues located across 19 countries as of the end of 2019, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 111 festivals globally. In addition, we believe that our global ticketing distribution network—which includes one of the largest ecommerce sites and related apps along with nearly 11,500 clients worldwide—makes us the largest ticketing network in the world.

•Sponsors. We employ a sales force of over 500 people that worked with nearly 1,200 sponsors during 2019, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citibank, O2, American Express, Cisco, Hilton, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
Our Industry
We operate in the following main industries within the live entertainment business: live music events, music venue operations, the provision of management and other services to artists and athletes, ticketing services and sponsorship and advertising sales.
The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents contract with artists to represent them for defined periods. Booking agents then work with promoters, who will contract with them or with artists directly, to arrange events. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees. Artist managers primarily provide services to music artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings.
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

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $9.4 billion, or 81.6%, of our total revenue during 2019. We promoted more than 40,000 live music and other events in 2019, including Metallica, Ariana Grande, Bon Jovi, P!nk and Backstreet Boys and through festivals including Rock in Rio, Austin City Limits, Lollapolooza, Electric Daisy Carnival, Rock Werchter, Reading and Bonnaroo. While our Concerts segment operates year-round, we generally experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a fee, or service charge, for these services. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During 2019, we sold 48%, 48%, 3% and 1% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $1.5 billion, or 13.4%, of our total revenue during 2019, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold 220 million tickets in 2019 on which we were paid fees for our services. In addition, approximately 267 million tickets were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we did not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $590.3 million, or 5.1%, of our total revenue during 2019. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
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

Live Nation Venue Details
In the live entertainment industry, venue types generally consist of:
•Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are the largest venues available for live music, they are not specifically designed for live music.
•Amphitheaters—Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. We believe they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics.
•Arenas—Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, we believe they are popular for higher-priced concerts aimed at audiences willing to pay for these amenities.

•Theaters—Theaters are indoor venues that are built primarily for music events, but may include theatrical performances. These venues typically have a capacity of between 1,000 and 6,500. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. Because these venues have a smaller capacity than an amphitheater or arena, they do not offer as much economic upside on a per show basis. Theaters can also be used year-round.
•Clubs—Clubs are indoor venues that are built primarily for music events, but may also include comedy clubs. These venues typically have a capacity of less than 1,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round.
•Restaurants & Music Halls—Restaurants & Music Halls are indoor venues that offer customers an integrated live music, entertainment and dining experience. This category includes our House of Blues ® venues whose live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the strength of the brand and the quality of the food, service and unique atmosphere in our restaurants attract customers to these venues independently from a live music event and generate a significant amount of repeat business from local customers.
•Festival Sites—Festival sites are outdoor locations used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 fans per day. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event.
•Other Venues—Other venues includes restaurants and exhibition halls that typically are not used for live music events.
The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2019:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	1	1	—	—	2
Amphitheater	5,000 - 30,000	10	36	4	9	—	59
Arena	5,000 - 20,000	1	10	2	2	1	16
Theater	1,000 - 6,500	7	52	10	20	2	91
Club	Less than 1,000	3	30	1	14	1	49
Restaurants & Music Halls	1,000 - 2,000	2	10	—	—	—	12
Festival Sites *	Varies	5	—	33	—	—	38
Other Venues	Varies	—	4	—	—	2	6
Total venues in operation		28	143	51	45	6	273

Venues currently under construction		—	11	—	—	1	12
Venues not currently in operation		—	2	—	—	—	2

Total venues in operation by location:
North America		19	102	22	44	5	192
International		9	41	29	1	1	81
__________
* Operated festival sites includes multi-year agreements providing us the right to use public or private land for a defined period of time leading up to and continuing after the festival. We may enter into multiple agreements for a single festival site or use the same site for multiple festivals. We have aggregated the agreements for each festival site and reported them as one festival site.

Competition
Competition in the live entertainment industry is intense. We believe that we compete primarily on the basis of our ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. We believe that our primary strengths include:
•the quality of service delivered to our artists, fans, ticketing clients and corporate sponsors;
•our track record and reputation in promoting and producing live music events and tours both domestically and internationally;
•our artist relationships;
•our global footprint;
•the quality of our ticketing software and services;
•our ecommerce site and its extensive database;
•our diverse distribution platform (venues);
•the scope, effectiveness and expertise of our advertising and sponsorship programs; and
•our financial stability.
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
The ticketing services industry includes the sale of tickets primarily through online and mobile channels, but also through telephone and ticket outlets. As online and mobile ticket purchases increase, it has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.
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

We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, Ticketfly and SeatGeek; secondary ticketing companies such as StubHub, Vivid Seats, TicketNetwork, Viagogo and SeatGeek; and many others, including large technology and ecommerce companies that we understand have recently entered or could enter these markets.
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
Government Regulations
We are subject to federal, state and local laws, both domestically and internationally, governing matters such as:
•privacy and the protection of personal or sensitive information;
•compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;
•primary ticketing and ticket resale services;
•construction, renovation and operation of our venues;
•licensing, permitting and zoning, including noise ordinances;
•human health, safety and sanitation requirements;
•the service of food and alcoholic beverages;
•working conditions, labor, minimum wage and hour, citizenship and employment laws;
•compliance with the Americans with Disabilities Act of 1990 (“ADA”), the United Kingdom’s Disability Discrimination Act of 1995 (“DDA”) and similar regulations in other countries;
•hazardous and non-hazardous waste and other environmental protection laws;
•sales and other taxes and withholding of taxes;
•marketing activities via the telephone and online; and
•historic landmark rules.
We believe that we are materially in compliance with these laws.
We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union’s GDPR (as defined and discussed below in Item 1A.—Risk Factors) and the recently-enacted California Consumer Protection Act.
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
Intellectual Property
We create, own and distribute intellectual property worldwide. It is our practice to protect our trademarks, brands, copyrights, patents and other original and acquired works. We have registered many of our trademarks and patents in the United States and in numerous foreign countries. We believe that our intellectual property has significant value and is important to our brand-building efforts and the marketing of our products and services. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights.

Employees
As of December 31, 2019, we had approximately 10,500 full-time employees, including 6,700 in North America and 3,800 international employees, of which approximately 10,300 were employed in our operations departments and approximately 200 were employed in our corporate group.
Our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. As of December 31, 2019, we employed approximately 15,400 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 28,000 seasonal and part-time employees in 2019.
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

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 20, 2020.

Name	Age	Position

Michael Rapino	54	President, Chief Executive Officer and Director
Ron Bension	65	President–HOB Entertainment
Joe Berchtold	55	President
Brian Capo	53	Chief Accounting Officer
Arthur Fogel	66	Chairman–Global Music and President–Global Touring
John Hopmans	61	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Amy Howe	47	President–Ticketmaster North America
John Reid	58	President–Europe Concerts
Alan Ridgeway	53	Chairman–Asia Pacific
Bob Roux	62	President–US Concerts
Michael Rowles	54	General Counsel and Secretary
Jared Smith	42	President–Ticketmaster
Russell Wallach	54	President–Sponsorship and Advertising
Kathy Willard	53	Chief Financial Officer
Mark Yovich	45	President–Ticketmaster International

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
The live music business is uniquely dependent upon personal relationships, as promoters and executives within live music companies such as ours leverage their existing network of relationships with artists, agents and managers in order to secure the rights to the live music tours and events which are critical to our success. Due to the importance of those industry contacts to our business, the loss of any of our promoters, officers or other key personnel could adversely affect our business. Similarly, the artist management business is dependent upon the highly personalized relationship between a manager and an artist, and the loss of a manager may also result in a loss of the artist represented by the manager, which could adversely affect our business. Although we have entered into long-term agreements with many of those individuals described above to protect our interests in those relationships, we can give no assurance that all or any of these key employees or managers will remain with us or will retain their associations with key business contacts, including music artists, as some agreements between a manager and an artist are not for a fixed period of time and are instead terminable at will.
The success of our ticketing business depends, in significant part, on our ability to maintain and renew relationships with existing clients and to establish new client relationships. We anticipate that, for the foreseeable future, the substantial majority of our Ticketing segment revenue will be derived from both online and mobile sales of tickets. We also expect that revenue from primary ticketing services, which consists primarily of our portion of per ticket convenience charges and per order service fees, will continue to comprise the substantial majority of our Ticketing segment revenue. We cannot provide assurances that we will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.
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
Our ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, we face significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season and subscription sales. We also face competition in the resale of tickets from resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that we face in the ticketing industry could cause the volume of our ticketing services business to decline. As we are also a content provider and venue operator we may face direct competition with our prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with our prospective or current primary ticketing clients could result in a decline in the number of ticketing clients we have and a decline in the volume of our ticketing business, which could adversely affect our business, financial condition and results of operations.

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, which restrictions include those that are self-imposed, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies, and statutory. These restrictions include: an obligation to obtain approval from the State of New Jersey as to any material changes to our current linking practices from primary to secondary ticketing sites; a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances to create separate listings when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. While there are certain state laws that now ban such speculative ticket listings, we do not believe our competitors in the secondary ticket sales market are subject to the same restrictions or required to make the same disclosures required of us, though we believe the FTC has reached out to various other secondary ticketing marketplaces to ensure they state that the website is a resale website and prices could exceed face value. As a result, our ability to effectively compete in the secondary ticket sales market may be adversely affected, which could in turn adversely affect our business, financial condition and results of operations.
In connection with our merger with Ticketmaster Entertainment, Inc., we became subject to both a court-imposed final judgment in the United States and a consent agreement with Canadian authorities, pursuant to which we have agreed to abide by certain behavioral remedies that prevent us from engaging in retaliatory business tactics or improper tying arrangements. In addition, we are restricted from engaging in certain business activities that would be lawful for us to undertake absent the final judgment and the consent agreement. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order, and we therefore face certain unquantifiable business risks as a result of compliance. (See the risk factor entitled “We recently agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below.)
Other variables related to the competitive environment that could adversely affect our financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:
•an increased level of competition for advertising dollars, which may lead to lower sponsorships as we attempt to retain advertisers or which may cause us to lose advertisers to our competitors offering better programs that we are unable or unwilling to match;
•unfavorable fluctuations in operating costs, including increased guarantees to artists, which we may be unwilling or unable to pass through to our customers via higher ticket prices;
•inability or unwillingness to fund the significant up-front cash requirements associated with our touring and ticketing businesses due to insufficient cash on hand or capacity under our senior secured credit facility, which could result in the loss of key tours to competitors or the inability to secure and retain ticketing clients;
•competitors’ offerings that may include more favorable terms than we do in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;
•technological changes and innovations that we are unable to adopt or are late in adopting that offer more attractive entertainment alternatives than we or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees; and
•other entertainment options available to our audiences that we do not offer.

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
Due to the nature of our business, we process, store, use, transfer and disclose certain personal or sensitive information about our customers and employees. Penetration of our network or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could cause interruptions in our operations and subject us to increased costs, litigation, inquiries and actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage our reputation with consumers, ticketing clients and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring.
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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy. The GDPR imposes a minimum set of rules in relation to the processing of E.U. residents’ personal information, which each E.U. Member State was required to transpose into national law (in the United Kingdom (which was a member of the E.U. at the time the GDPR was enacted), for example, the GDPR was given direct effect via the Data Protection Act of 2018). The GDPR therefore does not result in a harmonized system of data privacy laws in the E.U.; national law variations may apply. Failure to comply with the GDPR may result in significant monetary penalties of up to (a) 4% of a company’s worldwide total revenue or (b) €20 million, whichever is higher. We have committed significant capital and personnel resources to ensure, so far as is possible, that we are in compliance with the GDPR; however, there can be no assurances that violations will not occur, particularly given the complexity of the GDPR and related local laws, our business, and the uncertainties that accompany new, comprehensive legislation.
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
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics.
The occurrence and threat of extraordinary events, such as terrorist attacks, intentional or unintentional mass-casualty incidents, public health concerns such as contagious disease outbreaks, natural disasters or similar events, may deter artists from touring and/or substantially decrease the use of and demand for our services and the attendance at live music events, which may decrease our revenue or expose us to substantial liability. The terrorism and security incidents in the past, military actions in foreign locations, periodic elevated terrorism alerts and fears from publicized contagious disease outbreaks have raised numerous challenging operating factors, including public concerns regarding air travel, military actions and additional national or local catastrophic incidents, causing a nationwide disruption of commercial and leisure activities.
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

The occurrence or threat of future terrorist attacks, military actions by the United States or others, contagious disease outbreaks, natural disasters such as earthquakes and severe floods or similar events cannot be predicted, and their occurrence can be expected to negatively affect the economies of the United States and other foreign countries where we do business, as well as our operating results. For instance, there are concerns regarding the recent outbreak of the coronavirus in China and its spread to other regions. Not only could such outbreak dissuade fans from attending events with large audiences, it could also impede economic activity in impacted regions or globally, leading to a decline in consumer discretionary spending on things such as concerts and other entertainment, sporting and leisure events. While the ultimate scope and scale of the coronavirus is unknown at this time, our financial condition and results of operations could be negatively and materially impacted if conditions worsen or significant quarantines are put into place.
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
We provide services in various jurisdictions abroad through a number of brands and businesses that we own and operate, as well as through joint ventures, and we expect to continue to expand our international presence. We face, and expect to continue to face, additional risks in the case of our existing and future international operations, including:
•political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which we currently have international operations or into which we may expand, particularly in the case of emerging markets;
•more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, which could result in increased compliance costs and/or otherwise restrict the manner in which we provide services and the amount of related fees charged for such services;
•limitations on the enforcement of intellectual property rights;
•limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;
•adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;
•expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;
•diminished ability to legally enforce our contractual rights in foreign countries;
•limitations on technology infrastructure, which could limit our ability to migrate international operations to a common ticketing system;
•variability in venue security standards and accepted practices;
•lower levels of internet usage, credit card usage and consumer spending in comparison to those in the United States; and
•difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by United States law and our internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which we might not be able to do effectively or cost-efficiently.

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
In addition, given our substantial operations in the United Kingdom (the “U.K.”) and the E.U., we face risks and uncertainties due to the referendum and approval by voters in the U.K. of an exit from the E.U., commonly referred to as “Brexit.” The U.K. legally left the E.U. on January 31, 2020; however, the U.K. will be in a transition period until December 31, 2020 during which the U.K. will continue to follow the E.U.’s rules and regulations, the U.K. will remain in the single market and the customs union, and the free movement of people will continue. Any new rules on trade, travel, and business for the U.K. and the E.U. will take effect on January 1, 2021.
These risks and uncertainties include those related to: expected continuation of volatility in the exchange rate, which is anticipated to decrease during the transition period and decrease further when a trade deal is signed (see the risk factor captioned “Exchange rates may cause fluctuations in our results of operations that are not related to our operations” below for more discussion of the impact of currency fluctuations on our business); continued uncertainty in the economic environment of the U.K. until the terms of a trade deal are agreed; the impact of the ultimate terms of any new trade deal with the E.U. and any new trading terms with other territories, including the United States, now that the U.K. is free to negotiate its own trading terms with such other territories; the ultimate terms for cross-border movement of workers agreed upon between the U.K and the E.U.; continued political uncertainty in the U.K, which is now lessened by the Conservative Party’s majority and the legal departure of the U.K from the E.U.; and continued regulatory uncertainty such as the potential need to find an alternative E.U. data protection/privacy regulator should the U.K.’s current Data Privacy Regulator, the ICO, cease to be recognized by the Data Protection Board made up of the regulators of the remaining E.U. member states (though the ICO could continue to be the regulator within the U.K.).
Given that the form and specific mechanics of any new rules on trade, travel, and business for the U.K. and the E.U. are still in the process of being determined, the full parameters and implications of Brexit are currently unknown; however, these and other factors, if realized, could adversely affect our business, financial condition and results of operations. While members of the U.K. government have recently made public statements recognizing the importance of, and expressing a commitment to, touring (e.g., in January 2020 the U.K.’s Culture Minister Nigel Adams MP said: “Touring is the lifeblood of the industry and we recognise the importance of the continued ease of movement of musicians, equipment and merchandise once we have left the E.U. Visa rules for artists performing in the E.U. will not change until the implementation period ends in December 2020. They are being considered, and we welcome the views of all Hon. Members and the industry on movement within Europe. It is essential that free movement is protected for artists post 2020.”), until such rules and regulations are established, the full impact of Brexit on our company will remain unknowable.
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
Our operations are subject to federal, state and local statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:
•privacy laws and protection of personal or sensitive information, as more particularly described above under the risk factor related to our processing, storage, use and disclosure of personal or sensitive information;

•compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries, as more particularly described above under the risk factor related to our international operations;
•primary ticketing and ticket resale services;
•construction, renovation and operation of our venues;
•licensing, permitting and zoning, including noise ordinances;
•human health, safety and sanitation requirements;
•the service of food and alcoholic beverages;
•working conditions, labor, minimum wage and hour, citizenship and employment laws;
•compliance with the ADA and the DDA;
•hazardous and non-hazardous waste and other environmental protection laws;
•sales and other taxes and withholding of taxes;
•marketing activities via the telephone and online; and
•historic landmark rules.
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

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries regarding the relationship between us and certain of our subsidiaries and other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices, as well as other ongoing investigations or inquiries. In addition, we recently agreed with the United States Department of Justice to extend the duration of the consent decree we entered into in connection with our merger with Ticketmaster Entertainment LLC, which places certain restraints on our business (see the risk factor entitled “We recently agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below). We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2019, our international operations accounted for approximately 34% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating losses of $9.8 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively, and foreign exchange rate operating income of $7.2 million the year ended December 31, 2017, which impacted our operating income. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
Our future growth rate depends in part on our selective acquisition of additional businesses. A portion of our growth has been attributable to acquisitions. We may be unable to identify other suitable targets for further acquisition or make further acquisitions at favorable prices. If we identify a suitable acquisition candidate, our ability to successfully complete the acquisition would depend on a variety of factors, and may include our ability to obtain financing on acceptable terms and requisite government approvals. In addition, the credit agreement for our senior secured credit facility restricts our ability to make certain acquisitions. In connection with future acquisitions, we could take certain actions that could adversely affect our business, including:
•using a significant portion of our available cash;
•issuing equity securities, which would dilute current stockholders’ percentage ownership;
•incurring substantial debt;
•incurring or assuming contingent liabilities, known or unknown;
•incurring amortization expenses related to intangibles; and
•incurring large accounting write-offs or impairments.
In addition, acquisitions involve inherent risks which, if realized, could adversely affect our business and results of operations, including those associated with:
•integrating the operations, financial reporting, technologies and personnel of acquired companies, including establishing and maintaining a system of internal controls appropriate for a public company environment;
•managing geographically dispersed operations;
•the diversion of management’s attention from other business concerns;
•the inherent risks in entering markets or lines of business in which we have either limited or no direct experience; and
•the potential loss of key employees, customers and strategic partners of acquired companies.

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
We may continue to expand our operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:
•construction of live music venues may result in cost overruns, delays or unanticipated expenses;
•desirable sites for live music venues may be unavailable or costly; and
•the attractiveness of our venue locations may deteriorate over time.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters:

Fiscal Quarter Ended	Operating income (loss)
(in thousands)
March 31, 2018	$(6,030)
June 30, 2018	$134,725
September 30, 2018	$234,219
December 31, 2018	$(90,378)
March 31, 2019	$(23,863)
June 30, 2019	$171,586
September 30, 2019	$260,041
December 31, 2019	$(82,920)
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
We regard our intellectual property rights, including patents, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to our success. We also rely heavily upon software codes, informational databases and other components that make up our products and services.

We have been granted trademark registrations and patents and/or have trademark and patent applications pending with the United States Patent and Trademark Office and/or various foreign authorities for various proprietary trademarks, technologies and other inventions. Any patent or trademark application filed may not result in a patent or trademark registration being issued, or existing or future patents or trademarks may not be adjudicated valid by a court or be afforded adequate protection against competitors. Likewise, the issuance of a patent or trademark registration to us does not mean that its processes, inventions or trademark will not be found to infringe upon rights previously issued to third parties. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently and lawfully develop substantially similar intellectual properties.
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
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions and incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations. We have experienced a significant increase in our cost to obtain appropriate insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity and other incidents we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2019, we had property and equipment with a net book value of $1.1 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.

We cannot provide assurance that our insurance policy coverage limits, including insurance coverage for property, casualty, artists, business interruption losses, cyber attacks and acts of terrorism, would be adequate under the circumstances should one or multiple events occur at or near any of our business locations, or that our insurers would have adequate financial resources to sufficiently or fully pay our related claims or damages. We cannot guarantee that adequate coverage limits will be available, offered at a reasonable cost, or offered by insurers with sufficient financial soundness. The occurrence of such an incident or incidents affecting any one or more of our business facilities could have a material adverse effect on our financial position and future results of operations if asset damage and/or company liability were to exceed insurance coverage limits or if an insurer were unable to sufficiently or fully pay our related claims or damages.
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
We promote and/or ticket many live music events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on our results of operations particularly because we promote and/or ticket a finite number of events. Increased weather variability due to climate change exacerbates weather-related issues we face. Due to weather conditions, we may be required to cancel or reschedule an event to another available day or a different venue, which would increase our costs for the event and could negatively impact the attendance at the event, as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.
We recently agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business.
In connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC in 2010, we became subject, through July 2020, to a court-imposed final judgment, or the Final Judgment, that places certain restrictions and obligations on us in order to address the issues the United States Department of Justice (the “DOJ”) raised in its antitrust review of the merger. Pursuant to the Final Judgment, we agreed to abide by certain behavioral remedies and to provide periodic reports to the DOJ about our compliance with the Final Judgment. The Final Judgment was due to expire in July 2020; in December 2019, we reached an agreement with the DOJ to clarify certain aspects of the Final Judgment and extend its duration for an additional five and a half years (the “Amended Final Judgment”).
Under the Amended Final Judgment we may not (i) threaten to condition (or actually condition) the provision of Live Nation concerts on a venue choosing Ticketmaster, and (ii) retaliate (i.e., withhold any Live Nation concerts) in response to a venue choosing a ticketing services provider other than Ticketmaster. In addition, pursuant to the Amended Final Judgment, (i) an independent monitor has been appointed to investigate and report on our compliance with the Final Judgment, (ii) we have appointed an internal antitrust compliance officer and will conduct regular internal training to ensure our employees fully comply with the Final Judgment; (iii) we have provided notice to current or potential venue customers of our ticketing services of the Amended Final Judgment; and (iv) we are subject to an automatic penalty of $1,000,000 for each violation. We have additionally agreed to pay costs and fees for the DOJ’s past investigation and enforcement.
During the duration of the Amended Final Judgment, we are restricted from engaging in certain business activities that, absent the Final Judgment, would be lawful for us to undertake. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order. In addition, our business will be under continued and enhanced scrutiny by the DOJ, including by the independent monitor. Our compliance with the Final Judgment therefore creates certain unquantifiable business risks for us.
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
The agreements governing our senior secured credit facility and certain of our other indebtedness include restrictive covenants that, among other things, restrict our ability to:
•incur additional debt;

•pay dividends and make distributions;
•make certain investments;
•repurchase our stock and prepay certain indebtedness;
•create liens;
•enter into transactions with affiliates;
•modify the nature of our business;
•enter into sale-leaseback transactions;
•transfer and sell material assets; and
•merge or consolidate.
In addition, our senior secured credit facility includes other restrictions, including requirements to maintain certain financial ratios. Our failure to comply with the terms and covenants of our indebtedness could lead to a default under the terms of the governing documents, which would entitle the lenders to accelerate the indebtedness and declare all amounts owed due and payable.
As of December 31, 2019, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $94.2 million, was $3.4 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $416.5 million, with outstanding letters of credit of $83.5 million. We may also incur significant additional indebtedness in the future.
Our substantial indebtedness could have adverse consequences, including:
•making it more difficult for us to satisfy our obligations;
•increasing our vulnerability to adverse economic, regulatory and industry conditions;
•limiting our ability to obtain additional financing for future working capital, capital expenditures, acquisitions and other purposes;
•requiring us to dedicate a substantial portion of our cash flow from operations to fund payments on our debt, thereby reducing funds available for operations and other purposes;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•making us more vulnerable to increases in interest rates; and
•placing us at a competitive disadvantage compared to our competitors that have less debt.
To service our debt and lease obligations and to fund potential acquisitions, artist and ticketing advances and capital expenditures, we will require a significant amount of cash, which depends on many factors beyond our control.
As of December 31, 2019, $37.8 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in 2020, $605.0 million is due in the aggregate in 2021 and 2022, $603.9 million is due in the aggregate in 2023 and 2024 and $2.2 billion is due thereafter. In addition, as of December 31, 2019, we had $2.3 billion in operating lease liabilities, of which $194.8 million is due in 2020 and $185.3 million is due in 2021. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2020. See the table in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.
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
ITEM  1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2019, we own, operate or lease 143 entertainment venues throughout North America and 79 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 41 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,249 stockholders of record as of February 20, 2020. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the year ended December 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2019	7,979	$52.87
February 2019	12,846	$54.20
March 2019	129,479	$63.32
April 2019	10,162	$64.91
May 2019	4,366	$64.68
June 2019	—	—
July 2019	1,115	$70.33
August 2019	1,600	$72.11
September 2019	1,843	$68.06
October 2019	2,030	$69.40
November 2019	38,106	$66.02
December 2019	30,282	$69.96
	239,808
(1) Represents shares of common stock that employees surrendered as part of the default option to satisfy withholding taxes in connection with the vesting of restricted stock awards under our stock incentive plan. Pursuant to the terms of our stock plan, such shares revert to available shares under the plan.

(2) We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program. See footnote (1).

Dividend Policy
From inception and through December 31, 2019, we have not declared or paid any dividends. We presently intend to retain any future earnings to finance the expansion of our business and to make debt repayments as they become due. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
The Selected Financial Data should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands except per share data)
Results of Operations Data (1):
Revenue	$11,547,969	$10,787,800	$9,687,222	$7,826,336	$6,776,584
Operating income (2)	$324,844	$272,536	$91,397	$194,940	$131,372
Income (loss) before income taxes (2)	$185,104	$131,105	$(9,380)	$48,326	6,353
Net income (loss) attributable to common stockholders of Live Nation (3)	$69,889	$60,249	$(6,015)	$2,942	$(32,508)
Basic and diluted net loss available to common stockholders of Live Nation	$(4,882)	$(17,651)	$(97,646)	$(47,010)	$(65,687)
Basic and diluted net loss per common share available to common stockholders of Live Nation (4)	$(0.02)	$(0.09)	$(0.48)	$(0.23)	$(0.33)
Cash dividends per share	$—	$—	$—	$—	$—

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Balance Sheet Data (1):
Total assets (5)	$10,975,615	$8,496,886	$7,504,263	$6,764,266	$6,156,241
Long-term debt, net (including current maturities)	$3,309,057	$2,815,020	$2,299,959	$2,313,053	$2,045,014
Redeemable noncontrolling interests	$449,498	$329,355	$244,727	$347,068	$263,715
_________

(1)	Acquisitions and dispositions along with changes in foreign exchange rates can significantly impact the comparability of the historical consolidated financial data reflected in this schedule of Selected Financial Data.
(2)	The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018. In addition, the years ended December 31, 2018 and 2017, include $10.5 million and $20.0 million, respectively, of goodwill impairments recorded in conjunction with our annual impairment tests.
(3)	The year ended December 31, 2017 includes the accrual of a $110.0 million legal settlement entered into in January 2018, and a $55.7 million income tax benefit from the 2017 United States tax reform change. See Item 8. Financial Statements and Supplementary Data—Note 9—Income Taxes for further discussion of the 2017 tax reform change. In addition, the years ended December 31, 2018 and 2017, include $10.5 million and $20.0 million, respectively, of goodwill impairments recorded in conjunction with our annual impairment tests.
(4)	The year ended December 31, 2018 includes a loss of $0.05 per common share, on a basic and diluted basis, from the impact of the goodwill impairment. The year ended December 31, 2017 includes a loss of $0.36 per common share from the impact of the legal settlement and goodwill impairment offset by the tax benefit from the 2017 tax reform change.
(5)	Total assets as of December 31, 2019 includes operating lease assets of $1.4 billion as a result of our adoption of the new lease accounting guidance on January 1, 2019. See Item 8. Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies for further discussion of the impacts of the new lease guidance.

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
The following discussion of our financial condition and results of operations generally discusses 2019 and 2018 items along with year-over-year comparisons between these two years. Discussion of 2017 items and year-over-year comparisons between 2018 and 2017 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Executive Overview
Live Nation continued to see strong demand for live events in 2019, powering the concerts center of our business flywheel. The execution of our key strategic initiatives is elevating the live experience through our Concerts, Ticketing and Sponsorship & Advertising businesses to maximize benefits to the fans, to the many artists, teams and corporate sponsors we work with, and to our stockholders.
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
Our total revenue for the year was $11.5 billion, an increase of $0.8 billion, or 7%, on a reported basis, or $0.9 billion, or 9%, on a constant currency basis as compared to last year. The increase was largely driven by our Concerts segment due to more events, fans, and onsite revenue. We had record attendance at our concerts again in 2019. Ticketing increased as well, with strong growth in international ticket sales as well as the continued expansion of our resale business. Fee-bearing ticket sales also hit a record high in 2019. Sponsorship & Advertising again delivered strong growth over the prior year due in part to our first year with the Rock in Rio festival, as well as adding marquee brands as partners around the globe. Our operating results improved this year, compared to 2018, due to improved business performance.
Our Concerts segment drove most of our revenue growth this year, generating $9.4 billion of revenue, an increase of $0.7 billion, or 8%, on a reported basis, or $0.8 billion, a 9% increase without the impact of changes in foreign exchange rates. This higher revenue was due to additional arena activity in the United States, more stadium shows in Europe, expanded theater and club activity worldwide, and adding new markets to our festival footprint. Some of the biggest tours in 2019 featured Metallica, Ariana Grande, Backstreet Boys, Jonas Brothers, and Post Malone. Overall, Concerts attendance grew by 4.9 million to nearly 98 million fans, a record for the Company and an increase of 5% over the prior year. The growth of our amphitheater onsite business continued in 2019, with a focus on increased food and beverage offerings, premium parking, and other upsell programs. These initiatives helped grow our ancillary revenue per fan at our amphitheaters by $2.50 in 2019. We have continued to focus on platinum and premium ticket opportunities for fans and improving the sell-through on our best seats. We will continue to look for expansion opportunities, both domestically and internationally, as well as ways to market our events more effectively, in order to continue to expand our fan base and geographic reach and thereby sell more tickets and onsite products.

Our Ticketing segment revenue for 2019 increased by $15.6 million, or 1%, on a reported basis as compared to last year, or $35.4 million, a 2% increase, without the impact of changes in foreign exchange rates. We sold 220 million fee-bearing tickets worldwide in 2019, a 2.4 million ticket increase over last year. During 2019, we grew ticketing-related revenue streams, implemented tools to reduce costly fraudulent activity, and reduced our cost of customer acquisition. All these factors helped improve operating income for the segment as well as margins for the year. Our digital ticketing initiative continues to accelerate: we have installed our Presence system in over 700 venues in North America through the end of 2019, with approximately 121 million fans entering venues via the platform. App installations increased by 18% during the year, creating additional marketing opportunities for our company and driving conversion from search and discovery to purchase. On the mobile front, approximately 48% of our total tickets were sold via mobile and tablet devices in 2019, and our total mobile ticket sales increased by 13% year-over-year. This is a key component of our rollout of SafeTix which benefits our fans, our artists, and our clients. We will continue to implement new features to drive further expansion of mobile ticket transactions and invest in initiatives aimed at improving the ticket search, purchase and transfer process. As a result, we expect to continue to attract more ticket buyers and enhance the overall fan and venue/artist client experience.
Our Sponsorship & Advertising segment revenue for the year was up $86.3 million, or 17%, on a reported basis as compared to last year, or $98.6 million, or 20%, without the impact of changes in foreign exchange rates. Higher revenue largely resulted from new clients and increased festival sponsorship, including the Rock in Rio event in Brazil that occurs every two years. In 2019, we increased our strategic sponsors globally, and grew revenue from these partners by double-digits. The investment we have made over the past few years in premium inventory products including viewing decks, VIP clubs and social moments are generating sponsorship growth at our owned and operated venues. Renewals of our key existing clients were on plan and we saw growth from expanding into new categories such as consumer retail, automotive, and consumer packaged goods. Operating income improved by double-digits as a result of the strong operational results.
We believe that our extensive onsite and online reach, global venue distribution network, artist relationships, ticketing operations and live entertainment content are the keys to securing long-term sponsorship agreements with major brands, and we plan to expand and enhance these assets while extending further into new markets internationally.

Recent Events
In July 2019, we entered into agreements to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”). We made our initial concentration notice filings with the regulatory authorities in Mexico in late August and are in the process of responding to their requests for additional information in connection with their review of our filings. CIE shareholders approved the acquisition in September 2019. The acquisition is anticipated to close in the first half of 2020.
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

Key Operating Metrics

	Year Ended December 31,
	2019	2018	2017
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	28,426	24,186	19,933
International	11,830	10,810	9,659
Total estimated events	40,256	34,996	29,592
Estimated fans:
North America	62,695	61,159	54,868
International	34,967	31,607	31,363
Total estimated fans	97,662	92,766	86,231
Ticketing (2)
Number of fee-bearing tickets sold	219,838	217,441	205,703
Number of non-fee-bearing tickets sold	266,750	265,034	267,713
Total tickets sold	486,588	482,475	473,416

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
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
			(in thousands)
2019
Concerts	$(53,463)	$12,935	$(2,490)	$239,682	$—	$45,659	$242,323
Ticketing	231,958	6,268	116	156,894	85,844	1,276	482,356
Sponsorship & Advertising	330,270	2,744	—	33,084	—	—	366,098
Other and Eliminations	(1,114)	—	—	364	(5,542)	—	(6,292)
Corporate	(182,807)	26,838	1	13,967	—	26	(141,975)
Total	$324,844	$48,785	$(2,373)	$443,991	$80,302	$46,961	$942,510
2018
Concerts	$(36,205)	$12,203	$10,361	$206,772	$—	$32,851	$225,982
Ticketing	201,914	4,753	7	143,551	85,110	1,177	436,512
Sponsorship & Advertising	283,153	1,665	2	30,779	—	—	315,599
Other and Eliminations	(18,311)	—	—	817	(5,023)	—	(22,517)
Corporate	(158,015)	26,961	(1)	4,610	—	13	(126,432)
Total	$272,536	$45,582	$10,369	$386,529	$80,087	$34,041	$829,144
2017
Concerts	$(93,589)	$18,872	$(1,056)	$226,315	$—	$34,461	$185,003
Ticketing	90,905	4,117	49	112,727	88,050	2,011	297,859
Sponsorship & Advertising	251,486	1,375	—	27,669	—	—	280,530
Other and Eliminations	(17,338)	—	—	433	(4,716)	—	(21,621)
Corporate	(140,067)	18,391	38	5,057	—	(47)	(116,628)
Total	$91,397	$42,755	$(969)	$372,201	$83,334	$36,425	$625,143

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2019 vs 2018	% Change 2018 vs 2017
	2019	2018	2017
	(in thousands)
Revenue	$9,428,094	$8,770,031	$7,892,076	8%	11%
Direct operating expenses	7,857,437	7,340,757	6,641,071	7%	11%
Selling, general and administrative expenses	1,386,928	1,248,346	1,119,335	11%	12%
Depreciation and amortization	239,682	196,272	206,315	16%	(5)%
Goodwill impairment	—	10,500	20,000	*	*
Loss (gain) on disposal of operating assets	(2,490)	10,361	(1,056)	*	*
Operating loss	$(53,463)	$(36,205)	$(93,589)	(48)%	61%
Operating margin	(0.6)%	(0.4)%	(1.2)%
AOI **	$242,323	$225,982	$185,003	7%	22%
AOI margin **	2.6%	2.6%	2.3%
_________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Concerts revenue increased $658.1 million during the year ended December 31, 2019 as compared to the prior year. Excluding the decrease of $154.5 million related to currency impacts, revenue increased $812.6 million, or 9%, primarily due to more shows in our North America arenas, international stadiums and theaters and clubs globally, higher average ticket prices in our North America theaters, higher festival activity and more shows sold to third-party promoters in markets where we do not have a local promoter presence. These increases were partially offset by fewer shows in our North America stadiums, international arenas and North America amphitheaters. Concerts had incremental revenue of $269.0 million during 2019, primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The decline in operating results for Concerts for the year ended December 31, 2019 were primarily driven by higher compensation costs associated with salary increases and headcount growth along with increased depreciation and amortization associated with recent enhancements to certain venues and $21.2 million of impairment charges recorded during 2019 partially offset by improved overall operating results from our events. The impairment charges recorded in 2019 were primarily associated with revenue-generating contract intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible assets were less than their carrying value. There were no significant impairments of intangible assets recorded during 2018. In 2018, we recorded a $10.5 million goodwill impairment related to our Artist Services (non-management) business in connection with our annual impairment test. There was no goodwill impairment recorded in 2019. Included in selling, general and administrative expenses for the year ended December 31, 2019 is $91.5 million of expenses related to new acquisitions and new venues in the Concerts segment.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2019 vs 2018	% Change 2018 vs 2017
	2019	2018	2017
	(in thousands)
Revenue	$1,545,189	$1,529,566	$1,346,510	1%	14%
Direct operating expenses	514,169	549,265	460,881	(6)%	19%
Selling, general and administrative expenses	642,052	634,829	681,948	1%	(7)%
Depreciation and amortization	156,894	143,551	112,727	9%	27%
Loss on disposal of operating assets	116	7	49	*	*
Operating income	$231,958	$201,914	$90,905	15%	*
Operating margin	15.0%	13.2%	6.8%
AOI **	$482,356	$436,512	$297,859	11%	47%
AOI margin **	31.2%	28.5%	22.1%
__________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Ticketing revenue increased $15.6 million during the year ended December 31, 2019 as compared to the prior year. Excluding the decrease of $19.8 million related to currency impacts, revenue increased $35.4 million, or 2%, primarily due to increased international primary ticket fees, driven by higher volume for concerts and sporting events, along with higher North America resale volume and increased ancillary revenue. These increases were partially offset by lower North America ticket volume driven by fewer concert events on sale in the first half of 2019, which was partially driven by more onsales for 2019 events in the fourth quarter of 2018.
Operating results
Ticketing operating income increased for the year ended December 31, 2019 primarily due to improved operating results from the increased ticketing activity discussed above along with lower customer acquisition costs and credit card related costs partially offset by increased depreciation and amortization associated with technology enhancements.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2019 vs 2018	% Change 2018 vs 2017
	2019	2018	2017
	(in thousands)
Revenue	$590,274	$503,968	$445,148	17%	13%
Direct operating expenses	114,326	92,494	78,725	24%	17%
Selling, general and administrative expenses	112,594	97,540	87,268	15%	12%
Depreciation and amortization	33,084	30,779	27,669	7%	11%
Loss on sale of operating assets	—	2	—	*	*
Operating income	$330,270	$283,153	$251,486	17%	13%
Operating margin	56.0%	56.2%	56.5%
AOI **	$366,098	$315,599	$280,530	16%	13%
AOI margin **	62.0%	62.6%	63.0%
______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Sponsorship & Advertising revenue increased $86.3 million during the year ended December 31, 2019 as compared to the prior year. Excluding the decrease of $12.3 million related to currency impacts, revenue increased $98.6 million, or 20%, primarily due to growth in our national sponsorship programs in North America along with increased sponsorship for our festivals and other venues. Sponsorship & Advertising had incremental revenue of $36.2 million during 2019 primarily from the acquisitions of concert and festival promotion businesses.
Operating results
The increased operating income for the year ended December 31, 2019 was primarily driven by the higher sponsorship activity discussed above partially offset by higher fulfillment costs on certain sponsorship programs and increased compensation expense driven by headcount growth.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2019 vs 2018		% Change 2018 vs 2017
	2019			2018	2017
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$11,547,969	$186,582	$11,734,551	$10,787,800	$9,687,222	7%	9%	11%
Operating expenses:
Direct operating expenses	8,467,182	139,426	8,606,608	7,967,932	7,181,898	6%	8%	11%
Selling, general and administrative expenses	2,145,486	31,658	2,177,144	1,997,028	1,907,723	7%	9%	5%
Depreciation and amortization	443,991	5,653	449,644	386,529	372,201	15%	16%	4%
Loss (gain) on disposal of operating assets	(2,373)	66	(2,307)	10,369	(969)	*	*	*
Corporate expenses	168,839	27	168,866	153,406	134,972	10%	10%	14%
Operating income	324,844	$9,752	$334,596	272,536	91,397	19%	23%	*
Operating margin	2.8%		2.9%	2.5%	0.9%
Interest expense	157,521			140,976	107,770
Interest income	(14,406)			(8,961)	(5,717)
Equity in earnings of nonconsolidated affiliates	(5,457)			(2,747)	(1,161)
Other expense (income), net	2,082			12,163	(115)
Income (loss) before income taxes	185,104			131,105	(9,380)
Income tax expense (benefit)	66,892			40,765	(17,154)
Net income	118,212			90,340	7,774
Net income attributable to noncontrolling interests	48,323			30,091	13,789
Net income (loss) attributable to common stockholders of Live Nation	$69,889			$60,249	$(6,015)
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.

Corporate
Corporate expenses increased $15.4 million, or 10%, during the year ended December 31, 2019 as compared to the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results.
Interest expense
Interest expense increased $16.5 million, or 12%, during the year ended December 31, 2019 as compared to the prior year primarily due to additional interest costs from the 4.75% senior notes issued in October 2019 along with the 5.625% senior notes and the 2.5% convertible senior notes issued in March 2018.
Our debt balances, excluding unamortized debt discounts and issuance costs, were $3.4 billion and $2.9 billion as of December 31, 2019 and 2018, respectively.
Other expense (income), net
Other expense (income), net was expense of $12.2 million for the year ended December 31, 2018 and includes net foreign exchange rate gains of $11.6 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income taxes
For the year ended December 31, 2019, we had a net tax expense of $66.9 million on income before income taxes of $185.1 million compared to a net tax expense of $40.8 million on income before income taxes of $131.1 million for 2018. In 2019, the net income tax expense consisted of a $5.3 million tax expense related to United States federal income taxes, $55.5 million tax expense related to foreign entities and $6.1 million tax expense related to state and local income taxes. The net increase in tax expense of $26.1 million is due primarily to higher pre-tax earnings in taxable jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $18.2 million during the year ended December 31, 2019 as compared to the prior year primarily from earnings associated with the acquisition of a festival promotion business located in Brazil that had been accounted for as an equity investment and improved operating results from certain artist management businesses located in the United States. These increases were partially offset by the portion of the intangible impairment attributable to noncontrolling interests. See “—Concerts” segment above for further discussion.

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
Our balance sheet reflects cash and cash equivalents of $2.5 billion at December 31, 2019 and $2.4 billion at December 31, 2018. Included in the December 31, 2019 and 2018 cash and cash equivalents balance is $837.7 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. Our foreign subsidiaries held approximately $933.7 million in cash and cash equivalents, excluding client cash, at December 31, 2019. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $3.3 billion and $2.8 billion at December 31, 2019 and 2018, respectively. Our weighted-average cost of debt, excluding the unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at December 31, 2019.
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

Sources of Cash
Senior Secured Credit Facility
In October 2019, we amended our senior secured credit facility. The amended senior secured credit facility provides for (i) a five-year $400 million delayed draw term loan A facility, (ii) a seven-year $950 million term loan B facility and (iii) a five-year $500 million revolving credit facility. The delayed draw term loan A facility is available to be drawn for the first two years following the amendment. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $985 million, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The revolving credit facility provides for borrowings up to $500 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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

During the year ended December 31, 2019, we made principal payments totaling $170.4 million primarily to repay the outstanding principal balance of our term loan A in connection with the October 2019 amendment. At December 31, 2019, the outstanding balances on these term loans, excluding discounts and debt issuance costs, were $947.6 million. There were no borrowings under the revolving credit facility as of December 31, 2019. Based on our outstanding letters of credit of $83.5 million, $416.5 million was available for future borrowings.
4.75% Senior Notes
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on April 15, 2020, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.875% Senior Notes
At December 31, 2019, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature in November 2024. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes
At December 31, 2019, we had $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 and the notes will mature in March 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
At December 31, 2019, we had $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 at a rate of 2.5% per annum. The notes will mature in March 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price of our common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
2.0% Convertible Senior Notes Due 2025
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. The proceeds were used to pay estimated fees of $6.5 million, leaving approximately $393.5 million for general corporate purposes, including acquisitions.

Interest on the notes is payable semiannually in arrears on February 15 and August 15, beginning August 15, 2020, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
We may redeem for cash all or a portion of the notes, at our option, on or after February 21, 2023 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture governing the notes. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.0% convertible senior notes due 2025 may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
Extinguishment of Debt
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027 and further amended our senior secured credit facility, including the draw down of $950 million principal amount under the new term loan B facility. The proceeds were used to repay the $1.1 billion principal balance outstanding on the term loans A and B under our then existing senior secured credit facility, to repay the entire $250 million principal amount of the 5.375% senior notes due 2022, to repay the related redemption premium of $3.4 million on the senior notes and accrued interest and fees of $30.8 million, leaving $527.5 million for general corporate purposes, including acquisitions. We recorded a $4.5 million loss on extinguishment of debt related to this refinancing.
In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026 and $550 million principal amount of 2.5% convertible senior notes due 2023 and amended our senior secured credit facility to reduce the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of the notes were used to repay $246.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019, the related repurchase premium of $90.4 million on those convertible senior notes and accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available for general corporate purposes. We recorded a $2.5 million loss on extinguishment of debt related to this refinancing.

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
The indentures governing our 4.75% senior notes, 4.875% senior notes, and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.

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
As of December 31, 2019, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior notes and convertible senior notes. We expect to remain in compliance with all of these debt covenants throughout 2020.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2019, we used $235.1 million of cash primarily for the acquisitions of venue management and concert promotion businesses located in Canada, Belgium and the United States. As of the date of acquisition, the acquired businesses had a total of $74.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During 2018, we used $120.2 million of cash primarily for the payment of contingent consideration related to an acquisition in Europe that occurred prior to the current accounting guidance for business combinations along with the acquisitions of various concert promotion and artist management businesses that are all located in the United States. As of the date of acquisition, the acquired businesses had a total of $19.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Maintenance capital expenditures	$150,896	$135,022	$113,595
Revenue generating capital expenditures	164,708	115,667	113,756
Total capital expenditures	$315,604	$250,689	$227,351

Maintenance capital expenditures for 2019 increased from the prior year primarily due to leasehold improvements of certain office facilities and venue-related projects.
Revenue generating capital expenditures for 2019 increased from the prior year primarily due to enhancements at our North America amphitheaters and higher investment in technology-related projects.
For the years ended December 31, 2019, 2018 and 2017, $22.0 million, $11.6 million and $20.5 million, respectively, of insurance proceeds and landlord reimbursements have been excluded from capital expenditures in the table above.

We currently expect capital expenditures to be approximately $375 million for the year ending December 31, 2020.

Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt and operating lease liabilities, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2019 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and issuance costs), scheduled maturities of operating lease liabilities, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent and deferred consideration liabilities as of December 31, 2019 are as follows:

	Payments Due by Period
	Total	2020	2021-2022	2023-2024	2025 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities: (1)
Term loans and revolving credit facility	$947,625	$9,500	$19,000	$19,000	$900,125
4.75% senior notes	950,000	—	—	—	950,000
4.875% senior notes	575,000	—	—	575,000	—
5.625% senior notes	300,000	—	—	—	300,000
2.5% convertible senior notes due 2023 (2)	550,000	—	550,000	—	—
Other long-term debt	80,642	28,295	36,038	9,932	6,377
Estimated interest payments (3)	861,888	141,183	277,417	242,463	200,825
Operating lease liabilities	2,271,626	194,811	366,138	339,905	1,370,772
Non-cancelable contracts	2,285,441	1,191,773	764,170	209,490	120,008
Capital expenditures	56,423	21,520	5,396	2,005	27,502
Contingent and deferred consideration	81,144	13,165	57,359	6,518	4,102
Uncertain income tax positions (4)	—	—	—	—	—
Total	$8,959,789	$1,600,247	$2,075,518	$1,404,313	$3,879,711
_____________
(1) Does not include $400 million principal amount of 2.0% convertible senior notes due 2025 issued in February 2020.
(2) On or after December 15, 2022, holders may convert their 2.5% convertible senior notes.
(3) Does not include interest on the delayed draw term loan A or revolving credit facility as the balances were zero as of December 31, 2019.
(4) Does not include $1.7 million of uncertain tax positions due to the unpredictable timing of the future payments.

Guarantees of Third-Party Obligations
As of December 31, 2019 and 2018, we guaranteed the debt of third parties of approximately $16.5 million and $15.6 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$469,783	$941,586	$623,522
Investing activities	$(691,000)	$(496,909)	$(327,586)
Financing activities	$328,889	$188,784	$(127,083)

Operating Activities
Cash provided by operating activities decreased $471.8 million for the year ended December 31, 2019 as compared to the prior year. During 2019, our accounts payable and accrued expenses decreased as compared to increasing in 2018 based on the timing of payments and the increase in cash received for future events was lower in 2019 as compared to the same period of the prior year. These decreases were partially offset by higher net cash-related income in 2019.
Investing Activities
Cash used in investing activities increased $194.1 million for the year ended December 31, 2019 as compared to the prior year primarily due to higher acquisition payments, and higher purchases of property, plant and equipment. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities increased $140.1 million for the year ended December 31, 2019 as compared to the prior year primarily due to a decrease in purchases of noncontrolling interests and higher net proceeds from the refinancing of debt in October 2019 as compared to the refinancing in March 2018.

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

Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported operating income of $187.9 million for the year ended December 31, 2019. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2019 by $18.8 million. As of December 31, 2019, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2019, we had forward currency contracts outstanding with a notional amount of $66.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $3.4 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2019. Of the total amount, we had $2.4 billion of fixed-rate debt and $1.0 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2019, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.5 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2019 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.397%.

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

Consolidation
Typically we consolidate entities in which we own more than 50% of the voting common stock and control operations and also VIEs for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies, but not control of the nonconsolidated affiliate, are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock and do not exercise significant influence over operating and financial policies are accounted for at fair value unless the investment does not have a readily determinable fair value in which case the investment is accounted for at cost less any impairment. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations for consolidated affiliates.
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

The first step of the process is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment.
If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, it is our policy that all reporting units undergo a second step at least once every five years to support our annual qualitative first step. This second step, used to quantitatively screen for potential impairment and measure the impairment, if any, compares the fair value of the reporting unit with its carrying amount, including goodwill. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. If the reporting unit’s carrying value exceeds its fair value, the excess of the carrying value over the fair value is recorded as an impairment to goodwill. If a reporting unit’s carrying value is negative, the reporting unit passes the impairment test. In this case, we will disclose the amount of goodwill allocated to that reporting unit and disclose which reportable segment the reporting unit is included in.
In both steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. In addition, we perform sensitivity analyses for all reporting units either during the first or the second step of the process to assist in the evaluation. Generally, we test for sensitivities to discount rates, revenue and terminal growth rates, and market multiples, which are the most significant assumptions.
In developing fair values for our reporting units, we may employ a discounted cash flow or a market multiple methodology, or a combination thereof. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenue, which vary among reporting units.
The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and market participant acquisition premium. A market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to higher cash flows, lower cost of capital or both.
If actual results are not consistent with our assumptions and judgments used in estimating future cash flows and asset fair values, we may be exposed to future impairment losses that could be material to our results of operations.
In 2019, all of our reporting units with goodwill were assessed under the first qualitative step. Five of the reporting units did not advance to the second step. These reporting units had improved market multiples, no increases in discount rate and considerable excess of fair value over their carrying value in the most recent quantitative tests. Further review of these reporting units with sensitivity tests did not change our first step conclusions.
The Artist Management reporting unit advanced to the second step because it was unclear whether its fair value would exceed its carrying value due to varied factors such as lower than expected financial results in the current year, mixed changes in market multiples, and a decrease in discount rate. The excess of fair value over carrying value for this reporting unit was approximately 57%. Therefore, we concluded goodwill for this reporting unit was not impaired. Sensitivity tests showed that a 500-basis point change in the discount rate, or a 225% decline in the revenue growth rate, or a 400-basis point change in the market multiple was needed to change the conclusion.

The Artist Services reporting unit advanced to the second step because it was unclear whether its fair value would exceed its carrying value due to varied factors such as lower than expected financial results in the current year, mixed changes in market multiples, and a decrease in discount rate. The excess of fair value over carrying value was approximately 23%. Therefore, we concluded goodwill for this reporting unit was not impaired. Sensitivity tests showed that a 250-basis point change in the discount rate, or a 100% decline in the revenue growth rate, or a 250-basis point change in the market multiple was needed to change the conclusion. Based upon the results of the 2018 and 2017 second test, we recorded impairment charges of $10.5 million and $20.0 million, respectively, for the Artist Services (non-management) reporting unit.
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
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020, expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Goodwill - Artist Management Reporting Unit
Description of the Matter
At December 31, 2019, the goodwill recorded in the Artist Management reporting unit was $309 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually at the reporting unit level.
Auditing the Company’s annual goodwill impairment test was complex due to the significant judgment in estimating the fair value of the reporting units when a quantitative assessment of fair value is performed and the fair value is at or near carrying value. In particular, the Artist Management reporting unit was evaluated using a quantitative assessment to determine whether or not goodwill was impaired. The fair value estimate for this reporting unit was sensitive to assumptions including the discount rate and revenue growth rates which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This includes controls over management’s review of the significant assumptions described above.
To test the estimated fair value of the Company’s Artist Management reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the Artist Management reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company‘s auditor since 2005.
Los Angeles, California
February 27, 2020

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$2,470,362	$2,371,540
Accounts receivable, less allowance of $50,516 and $34,225, respectively	994,606	829,320
Prepaid expenses	667,044	597,866
Restricted cash	3,880	6,663
Other current assets	57,007	42,685
Total current assets	4,192,899	3,848,074
Property, plant and equipment, net	1,117,932	946,593
Operating lease assets	1,402,019	—
Intangible assets
Definite-lived intangible assets, net	870,141	661,451
Indefinite-lived intangible assets	368,954	368,854
Goodwill	1,998,498	1,822,943
Long-term advances	593,699	420,891
Other long-term assets	431,473	428,080
Total assets	$10,975,615	$8,496,886
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,005,888	$1,037,162
Accounts payable	100,237	90,253
Accrued expenses	1,391,486	1,245,465
Deferred revenue	1,391,032	1,227,797
Current portion of long-term debt, net	37,795	82,142
Current portion of operating lease liabilities	121,950	—
Other current liabilities	59,211	67,047
Total current liabilities	4,107,599	3,749,866
Long-term debt, net	3,271,262	2,732,878
Long-term operating lease liabilities	1,374,481	—
Long-term deferred income taxes	178,173	137,067
Other long-term liabilities	130,648	204,977
Commitments and contingent liabilities
Redeemable noncontrolling interests	449,498	329,355
Stockholders’ equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 214,117,644 and 210,734,762 shares issued and 213,709,620 and 210,326,738 shares outstanding in 2019 and 2018, respectively	2,113	2,091
Additional paid-in capital	2,245,619	2,268,209
Accumulated deficit	(949,334)	(1,019,223)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(145,713)	(145,231)
Total Live Nation stockholders’ equity	1,145,820	1,098,981
Noncontrolling interests	318,134	243,762
Total equity	1,463,954	1,342,743
Total liabilities and equity	$10,975,615	$8,496,886

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018	2017
	(in thousands except share and per share data)
Revenue	$11,547,969	$10,787,800	$9,687,222
Operating expenses:
Direct operating expenses	8,467,182	7,967,932	7,181,898
Selling, general and administrative expenses	2,145,486	1,997,028	1,907,723
Depreciation and amortization	443,991	386,529	372,201
Loss (gain) on disposal of operating assets	(2,373)	10,369	(969)
Corporate expenses	168,839	153,406	134,972
Operating income	324,844	272,536	91,397
Interest expense	157,521	140,976	107,770
Interest income	(14,406)	(8,961)	(5,717)
Equity in earnings of nonconsolidated affiliates	(5,457)	(2,747)	(1,161)
Other expense (income), net	2,082	12,163	(115)
Income (loss) before income taxes	185,104	131,105	(9,380)
Income tax expense (benefit)	66,892	40,765	(17,154)
Net income	118,212	90,340	7,774
Net income attributable to noncontrolling interests	48,323	30,091	13,789
Net income (loss) attributable to common stockholders of Live Nation	$69,889	$60,249	$(6,015)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.02)	$(0.09)	$(0.48)

Weighted average common shares outstanding:
Basic and diluted	210,082,696	207,441,468	204,923,740

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$69,889	$60,249	$(6,015)
Accretion of redeemable noncontrolling interests	(74,771)	(77,900)	(91,631)
Basic and diluted net loss available to common stockholders of Live Nation	$(4,882)	$(17,651)	$(97,646)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$118,212	$90,340	$7,774
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(482)	(36,689)	67,704
Other	—	—	461
Comprehensive income	117,730	53,651	75,939
Comprehensive income attributable to noncontrolling interests	48,323	30,091	13,789
Comprehensive income attributable to common stockholders of Live Nation	$69,407	$23,560	$62,150

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2016	203,396,066	$2,034	$2,381,011	$(1,073,457)	$(6,865)	$(176,707)	$223,500	$1,349,516	$347,068
Non-cash and stock-based compensation	—	—	42,755	—	—	—	—	42,755	—
Common stock issued under stock plans, net of shares withheld for employee taxes	342,974	4	(5,456)	—	—	—	—	(5,452)	—
Exercise of stock options	3,137,997	31	51,038	—	—	—	—	51,069	—
Acquisitions	—	—	—	—	—	—	9,159	9,159	6,640
Purchases of noncontrolling interests	—	—	(3,616)	—	—	—	(2,836)	(6,452)	(165,227)
Redeemable noncontrolling interests fair value adjustments	—	—	(91,631)	—	—	—	—	(91,631)	91,631
Contributions received	—	—	—	—	—	—	10,671	10,671	1,875
Cash distributions	—	—	—	—	—	—	(24,715)	(24,715)	(28,994)
Other	—	—	(95)	—	—	—	212	117	(1,099)
Comprehensive income (loss):
Net income (loss)	—	—	—	(6,015)	—	—	20,957	14,942	(7,167)
Foreign currency translation adjustments	—	—	—	—	—	67,704	—	67,704	—
Other	—	—	—	—	—	461	—	461	—
Balances at December 31, 2017	206,877,037	2,069	2,374,006	(1,079,472)	(6,865)	(108,542)	236,948	1,418,144	244,727

Non-cash and stock-based compensation	—	—	45,715	—	—	—	—	45,715	—
Common stock issued under stock plans, net of shares withheld for employee taxes	434,707	4	(12,460)	—	—	—	—	(12,456)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,823,809	18	(24,345)	—	—	—	—	(24,327)	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,639	—	—	—	—	62,639	—
Repurchase of convertible debt conversion feature	28	—	(92,641)	—	—	—	—	(92,641)	—
Acquisitions	—	—	—	—	—	—	33,564	33,564	25,542
Divestitures	—	—	—	—	—	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	—	—	(8,210)	—	—	—	(4,877)	(13,087)	(10,356)
Sales of noncontrolling interests	—	—	1,410	—	—	—	(958)	452	—
Redeemable noncontrolling interests fair value adjustments	—	—	(77,799)	—	—	—	—	(77,799)	77,799
Contributions received	—	—	—	—	—	—	7,501	7,501	1,806
Cash distributions	—	—	—	—	—	—	(43,346)	(43,346)	(15,840)
Other	—	—	(106)	—	—	—	(1,969)	(2,075)	(831)
Comprehensive income (loss):
Net income	—	—	—	60,249	—	—	23,583	83,832	6,508
Foreign currency translation adjustments	—	—	—	—	—	(36,689)	—	(36,689)	—
Other	—	—	—	—	—	—	—	—	—
Balances at December 31, 2018	209,135,581	2,091	2,268,209	(1,019,223)	(6,865)	(145,231)	243,762	1,342,743	329,355

Non-cash and stock-based compensation	—	—	48,887	—	—	—	—	48,887	—
Common stock issued under stock plans, net of shares withheld for employee taxes	392,147	5	(15,357)	—	—	—	—	(15,352)	—
Exercise of stock options	910,006	9	14,095	—	—	—	—	14,104	—
Conversion of convertible debt	824,328	8	28,578	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	137,981	137,981	52,373
Purchases of noncontrolling interests	—	—	(23,878)	—	—	—	(24,867)	(48,745)	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(74,771)	—	—	—	—	(74,771)	74,771
Contributions received	—	—	—	—	—	—	14,285	14,285	—
Cash distributions	—	—	—	—	—	—	(84,115)	(84,115)	(23,362)
Other	—	—	(144)	—	—	—	(2,179)	(2,323)	2,764
Comprehensive income (loss):
Net income	—	—	—	69,889	—	—	33,267	103,156	15,056
Foreign currency translation adjustments	—	—	—	—	—	(482)	—	(482)	—
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$118,212	$90,340	$7,774
Reconciling items:
Depreciation	220,459	185,376	149,634
Amortization	223,532	201,153	222,567
Amortization of non-recoupable ticketing contract advances	80,302	80,087	83,334
Deferred income tax benefit	(465)	(6,247)	(71,539)
Amortization of debt issuance costs and discounts	24,116	20,219	13,174
Provision for uncollectible accounts receivable	27,926	26,321	20,295
Non-cash compensation expense	48,785	45,582	42,755
Unrealized changes in fair value of contingent consideration	6,698	14,125	18,011
Loss (gain) on disposal of operating assets	(2,373)	10,369	(969)
Equity in earnings of nonconsolidated affiliates, net of distributions	14,152	11,693	6,898
Other, net	(3,654)	(3,760)	2,083
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(159,792)	(135,429)	(133,020)
Increase in prepaid expenses and other assets	(170,486)	(266,241)	(238,549)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(45,920)	323,459	474,301
Increase in deferred revenue	88,291	344,539	26,773
Net cash provided by operating activities	469,783	941,586	623,522
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(50,035)	(90,705)	(19,120)
Collections of notes receivable	13,216	33,914	9,657
Investments made in nonconsolidated affiliates	(57,280)	(46,497)	(25,170)
Purchases of property, plant and equipment	(323,566)	(239,833)	(238,435)
Cash paid for acquisitions, net of cash acquired	(235,071)	(120,228)	(47,946)
Purchases of intangible assets	(42,261)	(35,630)	(10,977)
Other, net	3,997	2,070	4,405
Net cash used in investing activities	(691,000)	(496,909)	(327,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	937,400	858,667	60,912
Payments on long-term debt including extinguishment costs	(437,267)	(400,396)	(110,855)
Contributions from noncontrolling interests	14,285	4,900	10,671
Distributions to noncontrolling interests	(107,476)	(59,187)	(46,036)
Purchases and sales of noncontrolling interests, net	(50,267)	(159,634)	(71,509)
Proceeds from exercise of stock options	14,104	22,568	51,069
Taxes paid for net share settlement of equity awards	(15,353)	(55,005)	(5,452)
Payments for deferred and contingent consideration	(26,537)	(18,784)	(15,883)
Other, net	—	(4,345)	—
Net cash provided by (used in) financing activities	328,889	188,784	(127,083)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,633)	(84,080)	130,394
Net increase in cash, cash equivalents and restricted cash	96,039	549,381	299,247
Cash, cash equivalents and restricted cash at beginning of period	2,378,203	1,828,822	1,529,575
Cash, cash equivalents and restricted cash at end of period	$2,474,242	$2,378,203	$1,828,822

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$103,915	$100,278	$87,111
Income taxes, net of refunds	$66,937	$60,016	$44,871
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
History
Live Nation was incorporated in Delaware on August 2, 2005 in preparation for the contribution and transfer by Clear Channel Communications, Inc. of substantially all of its entertainment assets and liabilities to us. We completed this separation on December 21, 2005 and became a publicly traded company on the New York Stock Exchange trading under the symbol “LYV.”
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
Basis of Presentation and Principles of Consolidation
Our consolidated financial statements include all of our accounts, including our majority owned and controlled subsidiaries and VIEs for which we are the primary beneficiary. Intercompany accounts among the consolidated businesses have been eliminated in consolidation. Net income (loss) attributable to noncontrolling interests is reflected in the statements of operations.
Typically, we consolidate entities in which we own more than 50% of the voting common stock and control operations and also VIEs for which we are the primary beneficiary. Investments in nonconsolidated affiliates in which we own more than 20% of the voting common stock or otherwise exercise significant influence over operating and financial policies but not control of the nonconsolidated affiliate are accounted for using the equity method of accounting. Investments in nonconsolidated affiliates in which we own less than 20% of the voting common stock and do not exercise significant influence over operating and financial policies are accounted for at fair value unless the investment does not have a readily determinable fair value in which case the investment is accounted for at cost less any impairment.
All of our cash flow activity reflected on the consolidated statements of cash flows is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in our financial statements that are based on accrual accounting and therefore include non-cash amounts. For example, purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflect the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued expenses related to capital expenditures during the year.
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, the unilateral ability to terminate key management and the unilateral ability to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2019 and 2018, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $410 million and $265 million of assets and $260 million and $140 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Our cash and cash equivalents include domestic and foreign bank accounts as well as interest-bearing accounts consisting primarily of bank deposits and money market accounts managed by third-party financial institutions. These balances are stated at cost, which approximates fair value.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Included in the December 31, 2019 and 2018 cash and cash equivalents balance is $837.7 million and $859.1 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. To reduce our credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents; however, these balances could be impacted in the future if the underlying financial institutions fail. To date, we have experienced no loss of or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets.
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
Prepaid Expenses
The majority of our prepaid expenses relate to event expenses including show advances and deposits and other costs directly related to future concert events. For advances that are expected to be recouped over a period of more than twelve months, the long-term portion of the advance is classified as long-term advances. These prepaid costs are charged to operations upon completion of the related events.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by our clients, based on the contract terms, over the life of the contract. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to secure the contract with certain clients and are typically amortized over the life of the contract on a straight-line basis.
Business Combinations
During 2019, 2018 and 2017, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate.
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

Property, Plant and Equipment
Property, plant and equipment are stated at cost or fair value at the date of acquisition. Depreciation is computed using the straight-line method over their estimated useful lives, which are typically as follows:
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
We test for possible impairment of property, plant and equipment whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows and the discount rates that reflect the risk inherent in future cash flows.
Intangible Assets
We classify intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. We periodically review the appropriateness of the amortization periods related to our definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names which are not subject to amortization.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. If the qualitative assessment is not performed first, we perform only this quantitative test. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows.
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

If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit. Regardless, all reporting units undergo a second step at least once every five years to support our annual qualitative first step. This second step, used to quantitatively screen for potential impairment and measure the impairment, if any, compares the fair value of the reporting unit with its carrying amount, including goodwill. Inherent in such fair value determinations are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market valuations, and assumptions about our strategic plans with regard to our operations. Due to the uncertainties associated with such estimates, actual results could differ from such estimates. If the reporting unit’s carrying value exceeds its fair value, the excess of the carrying value over the fair value is recorded as an impairment to goodwill. If a reporting unit’s carrying value is negative, the reporting unit passes the impairment test. In this case, we will disclose the amount of goodwill allocated to that reporting unit and disclose which reportable segment the reporting unit is included in. In both steps, discount rates, market multiples, and sensitivity tests are derived and/or computed with the assistance of external valuation consultants.
In developing fair values for our reporting units, we employ a discounted cash flow or a market multiple methodology, or a combination thereof. The discounted cash flow methodology establishes fair value by estimating the present value of the projected future cash flows to be generated from the reporting unit. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. The discounted cash flow methodology uses our estimates of future financial performance. The most significant assumptions used in the discounted cash flow methodology are the discount rate and expected future revenue, which vary among reporting units.
The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and market participant acquisition premium. A market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to higher cash flows, lower cost of capital or both.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which we own more than 20% of the common stock or otherwise exercise significant influence over an affiliate are accounted for under the equity method. We review the value of equity method investments and record impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If we obtain control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, we remeasure our investment to fair value first and then apply the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations.
Leases
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
Some of our lease agreements contain annual rental escalation clauses, as well as provisions for us to pay the related utilities and maintenance. We have elected to account for the lease components (i.e., fixed payments including rent, parking and real estate taxes) and non-lease components (i.e., common-area maintenance costs) as a single lease component.
Many of our lease agreements contain renewal options that can extend the lease for additional terms typically ranging from one to ten years. Renewal options at the discretion of the lessor are included in the lease term while renewal options at our discretion are generally not included in the lease term unless they are reasonably certain to be exercised.
In addition to fixed rental payments, many of our leases contain contingent rental payments based on a percentage of revenue, tickets sold or other variables, while others include periodic adjustments to rental payments based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recognized as rent expense in the period that the contingency is resolved. Our leases do not contain any material residual value guarantees or restrictive covenants.
We measure our lease assets and liabilities using an incremental borrowing rate which varies from lease to lease depending on geographical location and length of the lease.

Accounts Payable, Client Accounts
Accounts payable, client accounts consists of contractual amounts due to our ticketing clients which includes the face value of tickets sold and the clients’ share of service charges.
Income Taxes
We account for income taxes using the liability method which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. Deferred tax assets are reduced by valuation allowances if we believe it is more likely than not that some portion of or the entire asset will not be realized. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States state and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
We have established a policy of including interest related to tax loss contingencies in income tax expense (benefit) in the statements of operations.
The Tax Cuts and Jobs Act (“TCJA”) enacted in December 2017 subjects a United States corporation to tax on its Global Intangible Low-Taxed Income (“GILTI”). We have established a policy of treating the taxes due on future GILTI inclusions in United States taxable income as a current-period expense when incurred.
Revenue Recognition
Revenue from the promotion or production of an event in our Concerts segment is recognized when the show occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
Revenue from our ticketing operations primarily consists of service fees charged at the time a ticket for an event is sold in either the primary or secondary markets. For primary tickets sold to our concert and festival events, where our concert promoters control ticketing, the revenue for the associated ticket service charges collected in advance of the event is recorded as deferred revenue until the event occurs and these service charges are shared between our Ticketing and Concerts segments. For primary tickets sold for events of third-party clients and secondary market sales, the revenue is recognized at the time of the sale and is recorded by our Ticketing segment.
We account for taxes that are externally imposed on revenue producing transactions on a net basis.
Gross versus Net Revenue Recognition
We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we have control of the good or service before it is transferred to the customer. Our Ticketing segment’s revenue, which primarily consists of service fees from its ticketing operations, is recorded net of the face value of the ticket as we generally act as an agent in these transactions.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2019 and December 31, 2017, we recorded net foreign currency transaction gains of $3.2 million and $3.1 million, respectively. For the year ended December 31, 2018, we recorded net foreign currency transaction losses of $11.6 million. We do not currently have significant operations in highly inflationary countries.

Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $452.7 million, $443.2 million and $378.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $27.8 million, $30.9 million and $40.3 million for the years ended December 31, 2019, 2018 and 2017, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, show-related marketing and advertising expenses, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with our call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at our venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.
Selling, General and Administrative Expenses
Selling, general and administrative expenses include salaries and other compensation costs related to full-time employees, fixed rent, travel and entertainment, legal expenses and consulting along with other costs.
Depreciation and Amortization
Our depreciation and amortization is presented as a separate line item in the statements of operations. There is no depreciation or amortization included in direct operating expenses, selling, general and administrative expenses or corporate expenses. Amortization of nonrecoupable ticketing contract advances is recorded as a reduction to revenue.
Non-cash and Stock-based Compensation
We follow the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense recognized includes compensation expense for all share-based payments using the estimated grant date fair value. Stock-based compensation expense is adjusted for forfeitures as they occur.
The fair value for options in Live Nation stock is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options is amortized to expense on a straight-line basis over the options’ vesting period. We use an expected volatility based on an even weighting of our own traded options and historical volatility. We use a weighted-average expected life based on historical experience calculated with the assistance of outside consultants. The risk-free rate for periods within the expected life of the option is based on the United States Treasury note rate.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals, acquisition accounting and impairments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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
Accounting Pronouncements - Not Yet Adopted
In June 2016, the FASB issued guidance that replaces the current incurred loss impairment model of recognizing credit losses with an expected loss model for financial assets measured at amortized cost. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year. Early adoption is permitted for fiscal periods after December 15, 2018 and interim periods within that year. The guidance is to be applied through a cummulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt this standard on January 1, 2020, and the adoption will not have a material effect on our financial position or results of operations.
In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amortization period of these implementation costs would include periods covered under renewal options that are reasonably certain to be exercised. The expense related to the capitalized implementation costs also would be presented in the same financial statement line item as the hosting fees. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year, and early adoption is permitted. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We will adopt this guidance on January 1, 2020, and will apply it prospectively. Adoption of this guidance will result in expense previously reported as depreciation and amortization to be reported as selling, general and administrative expenses or corporate expenses within our statements of operations. In addition, implementation cost previously reported as property, plant and equipment, net will now be reported as prepaid expenses and other long-term assets on our balance sheets.

NOTE 2—LONG-LIVED ASSETS

Property, Plant and Equipment, Net
Property, plant and equipment, net includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements along with the renewal and improvement of existing venues and technology systems, web development and administrative offices.
Property, plant and equipment, net, consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Land, buildings and improvements	$1,181,876	$984,558
Computer equipment and capitalized software	800,990	742,737
Furniture and other equipment	380,174	329,607
Construction in progress	176,275	160,028
	2,539,315	2,216,930
Less accumulated depreciation	1,421,383	1,270,337
	$1,117,932	$946,593

Definite-lived Intangible Assets

The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2019 and 2018:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Venue management & Leaseholds	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2017:
Gross carrying amount	$789,363	$341,449	$126,331	$63,135	$63,666	$72,096	$1,456,040
Accumulated amortization	(410,011)	(186,357)	(32,681)	(35,953)	(22,745)	(39,028)	(726,775)
Net	379,352	155,092	93,650	27,182	40,921	33,068	729,265
Gross carrying amount:
Acquisitions—current year	6,128	84,146	2,067	15,402	30,029	—	137,772
Acquisitions—prior year	4,447	—	—	1,900	—	—	6,347
Dispositions	—	(11,812)	—	—	—	(18,754)	(30,566)
Foreign exchange	(14,426)	(7,378)	(1,756)	(1,989)	(1,626)	(1,220)	(28,395)
Other (2)	(92,549)	(12,633)	(2,935)	(8,400)	(6,658)	(2,007)	(125,182)
Net change	(96,400)	52,323	(2,624)	6,913	21,745	(21,981)	(40,024)
Accumulated amortization:
Amortization	(81,291)	(52,879)	(12,633)	(7,185)	(23,727)	(12,938)	(190,653)
Dispositions	—	8,146	—	—	—	13,238	21,384
Foreign exchange	7,526	4,813	536	1,235	973	744	15,827
Other (2)	92,774	12,678	2,970	8,396	6,673	2,161	125,652
Net change	19,009	(27,242)	(9,127)	2,446	(16,081)	3,205	(27,790)
Balance as of December 31, 2018:
Gross carrying amount	692,963	393,772	123,707	70,048	85,411	50,115	1,416,016
Accumulated amortization	(391,002)	(213,599)	(41,808)	(33,507)	(38,826)	(35,823)	(754,565)
Net	301,961	180,173	81,899	36,541	46,585	14,292	661,451
Gross carrying amount:
Acquisitions—current year	94,464	209,398	29,061	80,643	13,839	8,075	435,480
Acquisitions—prior year	—	—	—	43	—	—	43
Foreign exchange	(4,713)	90	91	896	356	(208)	(3,488)
Other (2)	(82,157)	(75,770)	76	(2,044)	(12,268)	(32,763)	(204,926)
Net change	7,594	133,718	29,228	79,538	1,927	(24,896)	227,109
Accumulated amortization:
Amortization	(94,439)	(65,059)	(14,513)	(10,683)	(27,512)	(11,326)	(223,532)
Foreign exchange	1,331	(473)	(96)	(553)	(152)	122	179
Other (2)	82,088	75,770	1	2,044	12,270	32,761	204,934
Net change	(11,020)	10,238	(14,608)	(9,192)	(15,394)	21,557	(18,419)
Balance as of December 31, 2019:
Gross carrying amount	700,557	527,490	152,935	149,586	87,338	25,219	1,643,125
Accumulated amortization	(402,022)	(203,361)	(56,416)	(42,699)	(54,220)	(14,266)	(772,984)
Net	$298,535	$324,129	$96,519	$106,887	$33,118	$10,953	$870,141
___________________
(1) Other primarily includes intangible assets for non-compete agreements.

(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amount above for 2019 are definite-lived intangible assets primarily associated with the acquisitions of concert promotion businesses located in Canada and Chile, venue management businesses located in the United States and Belgium and a festival promotion business located in Brazil that had been accounted for as an equity investment.
Included in the current year acquisitions amount above for 2018 are definite-lived intangible assets primarily associated with the acquisitions of various concert and festival promotion business and artist management businesses that are all located in the United States, and the acquisition of certain software assets from a business located in the United States.
The 2019 and 2018 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life
	2019	2018
	(in years)
Revenue-generating contracts	8	7
Client/vendor relationships	9	7
Trademarks and naming rights	8	3
Technology	2	3
Venue management and leaseholds	10	12
Other	5	—
All categories	8	7

During all years presented, we reviewed the carrying value of certain definite-lived intangible assets that management determined would not be renewed or that had an indicator that future operating cash flows may not support their carrying value. It was determined that certain assets were impaired since the estimated undiscounted future cash flows associated with those assets were less than their carrying value. For the year ended December 31, 2019, we recorded impairment charges of $26.8 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts and Sponsorship & Advertising segments. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair values. There were no significant impairment charges recorded in 2018 and 2017.
Amortization of definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 was $223.5 million, $190.7 million and $202.6 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2019:

(in thousands)
2020	$219,927
2021	$153,233
2022	$122,808
2023	$103,253
2024	$85,218

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $369.0 million and $368.9 million as of December 31, 2019 and 2018, respectively.

Goodwill
We currently have seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment. We review goodwill for impairment annually, as of October 1, using a two-step process: a qualitative review and a quantitative analysis. In 2019, as part of our annual test for impairment of goodwill, five reporting units were assessed under the initial qualitative evaluation and did not require a quantitative analysis. These reporting units account for approximately 85% of our goodwill at December 31, 2019. Considerations included (a) excess of fair values over carrying values in the most recent quantitative analysis performed, (b) market multiples, (c) discount rates, (d) financial results and (e) sensitivity analyses.
Finally, for two reporting units that account for approximately 15% of our goodwill at December 31, 2019, the qualitative analysis was inconclusive due to varied factors such as lower than expected financial results in the current year, mixed changes in market multiples, and a decrease in discount rate. As such, quantitative analysis was performed for these reporting units.
We performed the quantitative analysis using a combination of a discounted cash flows methodology, which uses both market-based and internal assumptions, and a market multiple methodology, which uses primarily market-based assumptions applied to our projections of future cash flows.

No impairment charges were recorded in 2019 as a result of our annual test. Based upon the results of the annual tests for 2018 and 2017, we recorded impairment charges of $10.5 million and $20.0 million, respectively, related to our Artist Services (non-management) reporting unit. See Note 6—Fair Value Measurements for discussion of the impairment calculation.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2019 and 2018:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2017:
Goodwill	$1,015,913	$761,786	$401,753	$2,179,452
Accumulated impairment losses	(424,863)	—	—	(424,863)
Net	591,050	761,786	401,753	1,754,589

Acquisitions—current year	42,841	5,875	3,902	52,618
Acquisitions—prior year	53,541	—	1,697	55,238
Dispositions	(7,053)	—	—	(7,053)
Impairment	(10,500)	—	—	(10,500)
Foreign exchange	(10,638)	(4,708)	(6,603)	(21,949)

Balance as of December 31, 2018:
Goodwill	1,094,604	762,953	400,749	2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	659,241	762,953	400,749	1,822,943

Acquisitions—current year	121,355	4,017	38,421	163,793
Acquisitions—prior year	8,428	—	—	8,428
Foreign exchange	1,670	(707)	2,371	3,334

Balance as of December 31, 2019:
Goodwill	1,226,057	766,263	441,541	2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$790,694	$766,263	$441,541	$1,998,498
Included in the current year acquisitions amount above for 2019 is goodwill associated with the acquisitions of a concert promotion business located in Canada, venue management businesses located in Belgium and the United States and a festival promotion business located in Brazil that had been accounted for as an equity method investment.
Included in the current year acquisitions amount above for 2018 is goodwill associated with the acquisitions of various concert and festival promotion businesses and various artist management businesses that are all located in the United States.
Included in the prior year acquisitions amount above for 2018 is a purchase price adjustment recognized in connection with contingent consideration paid during 2018 related to an acquisition that occurred prior to our adoption of the current FASB guidance for business combinations. Under the previous guidance, which was in place at the time of this acquisition, such contingent payments were recognized when it was determinable that the applicable financial targets were met.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and the allocation between segments.
Investments in Nonconsolidated Affiliates
We have investments in various affiliates which are not consolidated and are accounted for under the equity method of accounting. We record our investments in these entities in the balance sheet as investments in nonconsolidated affiliates reported as part of other long-term assets. Our interests in these operations are recorded in the statements of operations as equity in losses (earnings) of nonconsolidated affiliates. For the year ended December 31, 2019, certain of our investments are considered significant on an aggregate basis. Summarized balance sheet and income statement information for these entities is as follows (at 100%):

	December 31,
	2019	2018
	(in thousands)
Current assets	$40,937	$71,685
Noncurrent assets	$6,845	$4,074
Current liabilities	$35,662	$42,470
Noncontrolling interests	$1,624	$1,095

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenue	$54,173	$56,857	$56,078
Operating income	$30,262	$34,841	$29,684
Net income	$23,969	$28,554	$24,116
Net income attributable to the common stockholders of the equity investees	$23,440	$27,935	$23,995

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

Year Ended December 31, 2019
(in thousands)
Operating lease cost	$201,344
Variable and short-term lease cost	133,526
Sublease income	(17,235)
Net lease cost	$317,635

Supplemental cash flow information for our operating leases is as follows:

Year Ended December 31, 2019
(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$183,723
Lease assets obtained in exchange for lease obligations, net of terminations	$417,394

Future maturities of our operating lease liabilities at December 31, 2019 are as follows:

(in thousands)
2020	$194,811
2021	185,273
2022	180,865
2023	178,322
2024	161,583
Thereafter	1,370,772
Total lease payments	2,271,626
Less: Interest	775,195
Present value of lease liabilities	$1,496,431

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

December 31, 2019
Weighted average remaining lease term (in years)	13.9
Weighted average discount rate	5.88%

As of December 31, 2019, we have additional operating leases that have not yet commenced with total lease payments of $218.2 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2020 to December 2021 with lease terms ranging from 1 to 21 years.
NOTE 4—LONG-TERM DEBT
Long-term debt, which includes capital leases, consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$—	$156,750
Term loan B	947,625	953,148
4.75% Senior Notes due 2027	950,000	—
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
5.375% Senior Notes due 2022	—	250,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.5% Convertible Senior Notes due 2019	—	28,673
Other long-term debt	80,642	96,308
Total principal amount	3,403,267	2,909,879
Less unamortized discounts and debt issuance costs	(94,210)	(94,859)
Total long-term debt, net of unamortized discounts and debt issuance costs	3,309,057	2,815,020
Less: current portion	37,795	82,142
Total long-term debt, net	$3,271,262	$2,732,878

Future maturities of long-term debt at December 31, 2019 are as follows:

(in thousands)
2020	$37,795
2021	36,221
2022	568,817
2023	17,487
2024	586,445
Thereafter	2,156,502
Total	$3,403,267
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

Senior Secured Credit Facility
In October 2019, we amended our senior secured credit facility and now have (i) a five-year $400 million delayed term loan A facility, (ii) a seven-year $950 million term loan B facility and (iii) a five-year $500 million revolving credit facility. The delayed draw term loan A facility is available to be drawn for the first two years following the amendment. In addition, subject to certain conditions, we have the right to increase the facility by an amount equal to the sum of (x) $985 million, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the credit agreement) is no greater than 3.75x. The revolving credit facility provides for borrowings up to $500 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. This amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the senior secured credit facility are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%, subject to stepdowns based on our net leverage ratio. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, subject to a stepdown based on our net leverage ratio, and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments at a range from 0.625% of the original principal amount during the first three years to 1.25% during the last two years with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million, with the balance due at maturity in October 2026. We are also required to make mandatory prepayments of the loans under the credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and other specified events.
Based on our outstanding letters of credit of $83.5 million, $416.5 million was available for future borrowings under the revolving credit facility at December 31, 2019.
4.75% Senior Notes
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year beginning on April 15, 2020, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.875% Senior Notes
At December 31, 2019, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.

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
2.5% Convertible Senior Notes Due 2023
In March 2018, we issued $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 of each year, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for our common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount and the principal amount of the liability component (face value of the notes) is $550 million. As of December 31, 2019, the remaining period for the unamortized debt discount balance of $42.4 million was approximately three years and the value of the notes, if converted and fully settled in shares, exceed the principal amount of the notes by $27.9 million. As of December 31, 2019, the effective interest rate on the liability component of the notes was 5.7%.
The following table summarizes the amount of pre-tax interest cost recognized on the 2.5% convertible senior notes due 2023 and 2019:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$14,015	$12,894	$6,875
Amortization of debt discount	2,134	10,746	5,080
Amortization of debt issuance costs	12,599	1,940	1,358
Total interest cost recognized on the notes	$28,748	$25,580	$13,313
Other Long-term Debt
As of December 31, 2019, other long-term debt includes capital leases of $5.2 million, debt to noncontrolling interest partners of $34.5 million and $27.5 million of a subsidiary’s term loan and revolving credit facility. Our other long-term debt has a weighted average cost of debt of 4.6% and maturities at various dates through July 2046.
Debt Extinguishment
In October 2019,we issued $950 million principal amount of 4.75% senior notes due 2027 and further amended our senior secured credit facility, including the draw down of $950 million principal amount under the new term loan B facility. The proceeds were used to repay the $1.1 billion principal balance outstanding on the term loans A and B under our then existing senior secured credit facility, to repay the entire $250 million principal amount of the 5.375% senior notes due 2022, to repay the related redemption premium of $3.4 million on the senior notes and accrued interest and fees of $30.8 million, leaving $527.5 million for general corporate purposes, including acquisitions. We recorded a $4.5 million loss on extinguishment of debt related to this refinancing.

In March 2018, we issued $300 million principal amount of 5.625% senior notes due 2026, issued $550 million principal amount of 2.5% convertible senior notes due 2023 and amended our senior secured credit facility to reduce the applicable interest rate for the term loan B. Total gross proceeds of $850.0 million from the issuance of the notes were used to repay $246.3 million of the outstanding principal amount of our 2.5% convertible senior notes due 2019, the related repurchase premium of $90.4 million on those convertible senior notes and accrued interest and fees of $20.8 million, leaving $492.5 million in additional cash available for general corporate purposes. We recorded a $2.5 million loss on extinguishment of debt related to this refinancing.
Debt Covenants
Our senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The senior secured credit facility agreement has a covenant, measured quarterly, that relates to net leverage. The consolidated net leverage covenant requires us to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the credit agreement) of 5.75x over the trailing four consecutive quarters through September 30, 2020. The consolidated total leverage ratio will reduce to 5.50x on December 31, 2020 and 5.25x on December 31, 2021.
The indentures governing the 4.75% senior notes, 4.875% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of December 31, 2019, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2020.
NOTE 5—DERIVATIVE INSTRUMENTS
We primarily use forward currency contracts and options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2019 and 2018, we had forward currency contracts and options outstanding with notional amounts of $66.3 million and $89.4 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. Our foreign currency derivative activity, including the related fair values, are not material to any period presented.
We do not enter into derivative instruments for speculative or trading purposes and do not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 6—Fair Value Measurements for further discussion and disclosure of the fair values for our derivative instruments.

NOTE 6—FAIR VALUE MEASUREMENTS
Recurring
We currently have various financial instruments carried at fair value, such as marketable securities, derivatives and contingent consideration, but do not currently have nonfinancial assets and liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from all levels of the fair value hierarchy as defined in the FASB guidance for fair value. For this categorization, only inputs that are significant to the fair value are considered. The three levels are defined as follows:
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
Level 3—Unobservable inputs that reflect assumptions about what market participants would use in pricing the asset or liability. These inputs would be based on the best information available, including our own data.
In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2019				Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$177,159	$—	$—	$177,159	$86,046	$—	$—	$86,046
Forward currency contracts	—	11	—	11	—	779	—	779
Total	$177,159	$11	$—	$177,170	$86,046	$779	$—	$86,825
Liabilities:
Forward currency contracts	$—	$1,159	$—	$1,159	$—	$260	$—	$260
Put option	—	—	8,006	8,006	—	—	8,002	8,002
Subsidiary equity awards	—	—	7,661	7,661	—	—	3,571	3,571
Contingent consideration	—	—	64,892	64,892	—	—	62,475	62,475
Total	$—	$1,159	$80,559	$81,718	$—	$260	$74,048	$74,308

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates.
Certain third parties have a put option to sell their noncontrolling interest in one of our subsidiaries to us and such put option is carried at fair value using Level 3 inputs because either (i) the put option is triggered by the occurrence of specific events, one of which is certain to occur, that requires us to buy the noncontrolling interest or (ii) the redemption price is not at fair value and the equity holder does not bear the risk and rewards of ownership. The redemption price for these put options are a variable amount based on a formula linked to historical earnings. We have recorded a current liability for these put options which are valued based on the historic results of that subsidiary. Changes in the fair value are recorded in selling, general and administrative expenses.

We have certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. We record the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, we update the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in selling, general and administrative expenses. See Note 7—Commitments and Contingent Liabilities for additional information related to the contingent payments.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2019 and 2018.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior notes and convertible senior notes at December 31, 2019 and 2018:

	Estimated Fair Value at:
	December 31, 2019	December 31, 2018
	Level 2
	(in thousands)
4.75% Senior Notes Due 2027	$983,735	$—
4.875% Senior Notes due 2024	$596,137	$552,368
5.625% Senior Notes due 2026	$320,553	$302,097
5.375% Senior Notes due 2022	$—	$251,390
2.5% Convertible Senior Notes due 2023	$675,664	$561,699
2.5% Convertible Senior Notes due 2019	$—	$40,710

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on our results of operations for the years ended December 31, 2019 and 2018:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2019
Definite-lived intangible assets, net	$—	$—	$—	$—	$26,751
2018
Goodwill	$20,332	$—	$—	$20,332	$10,500

During 2019, we recorded impairment charges related to definite-lived intangible assets of $26.8 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts in the Concerts and Sponsorship & Advertising segments. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

During 2018 and 2017, in conjunction with our annual impairment tests, goodwill impairments were recorded for the Artist Services (non-management) reporting unit in the Concerts segment in the amount of $10.5 million and $20.0 million, respectively, as a component of depreciation and amortization. We calculated these impairments using a combination of a discounted cash flow methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. The key inputs include discount rates, market multiples, control premiums, revenue growth and estimates of future financial performance. See Note 1—The Company and Summary of Significant Accounting Policies and Note 2—Long-Lived Assets for further discussion of our methodology and these impairments.

NOTE 7—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2019, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2020	$1,191,773	$21,520
2021	473,417	4,160
2022	290,753	1,236
2023	153,129	1,020
2024	56,361	985
Thereafter	120,008	27,502
Total	$2,285,441	$56,423

In connection with asset and business disposals, we generally provide indemnifications to the buyers including claims resulting from employment matters, commercial claims and governmental actions that may be taken against the assets or businesses sold. Settlement of these claims is subject to various statutory limitations that are dependent upon the nature of the claim.
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2019, we have accrued $7.1 million in other current liabilities and $9.1 million in other long-term liabilities and, as of December 31, 2018, we had accrued $5.5 million in other current liabilities and $7.3 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2019, we have accrued $6.0 million in other current liabilities and $58.9 million in other long-term liabilities and, as of December 31, 2018, we had accrued $39.5 million in other current liabilities and $23.0 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending March 2026. See Note 6—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2019 and 2018, we guaranteed the debt of third parties of approximately $16.5 million and $15.6 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

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
In March 2019, the court granted the defendants’ motion to compel arbitration of the Dickey lawsuit and stayed the matter. The parties reached a settlement in October 2019, and the case was thereafter dismissed with prejudice. In April 2019, the court granted the defendants’ motion to compel arbitration of the Lee lawsuit and dismissed the case. Lee subsequently appealed the District Court’s ruling to the Ninth Circuit. The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019 in light of the parties’ agreement to arbitrate the matter and was subsequently settled and dismissed with prejudice in December 2019. The Vaccaro lawsuit was settled and dismissed in June 2019. The Messing and Niedbalski lawsuits are stayed pending the outcome of the appeal in the Lee matter.
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
Other Litigation
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon purported violations of antitrust laws, intellectual property rights and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.
NOTE 8—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Related-party revenue	$131,909	$157,834	$125,802
Related-party expenses	$1,711	$4,300	$4,430
Related-party acquisition related	$3,000	$—	$—

The significant related-party transactions included in the table above are detailed below.
Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of our board of directors.
We lease a venue from, and provide ticketing services to, a sports franchise owned by Liberty Media and pay royalty fees and non-recoupable ticketing contract advances to the sports franchise. We also receive transaction fees from the sports franchise for tickets the sports franchise sells using our ticketing software. From time to time, we purchase advertising from a Sirius XM, a satellite radio company that is a subsidiary of Liberty Media.
Legends
Our Chief Executive Officer became a member of the board of directors of Legends Hospitality Holding Company, LLC (“Legends”) in February 2015. In 2017, our President assumed this role from the Chief Executive Officer. Legends provides concession services to certain of our owned or operated amphitheaters. We receive fees based on concession sales at each of the amphitheaters.
Sirius XM
In January 2018, our Chief Executive Officer became a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, we purchase advertising from Sirius XM.
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $2.7 million, $2.7 million and $2.9 million were earned in 2019, 2018 and 2017, respectively, and expenses of $1.0 million, $1.1 million and $1.4 million were incurred in 2019, 2018 and 2017, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2019 and 2018, we had accounts receivable and notes receivable balances of $21.1 million and $10.4 million, respectively, due from certain of our equity investees.

NOTE 9—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$—	$(55)	$(702)
Foreign	61,834	40,239	50,970
State	5,523	6,828	4,117
Total current	67,357	47,012	54,385
Deferred:
Federal	5,314	2,246	(56,442)
Foreign	(6,345)	(8,697)	(15,841)
State	566	204	744
Total deferred	(465)	(6,247)	(71,539)
Income tax expense (benefit)	$66,892	$40,765	$(17,154)

The domestic income (loss) before income taxes was $36.1 million, $43.5 million and $(132.6) million for 2019, 2018 and 2017, respectively. Foreign income before income taxes was $149.0 million, $87.6 million and $123.2 million for 2019, 2018 and 2017, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax liabilities:
Leases	$192,870	$—
Intangible assets	161,843	118,275
Prepaid expenses	5,876	2,534
Other	19,186	5,865
Total deferred tax liabilities	379,775	126,674
Deferred tax assets:
Intangible assets	40,926	25,981
Accrued expenses	60,479	40,989
Net operating loss carryforwards	488,081	388,459
Foreign tax and other credit carryforwards	47,215	38,919
Equity compensation	22,503	24,211
Leases	211,206	—
Other	12,751	15,703
Total gross deferred tax assets	883,161	534,262
Valuation allowance	667,242	530,642
Total deferred tax assets	215,919	3,620
Net deferred tax liabilities	$(163,856)	$(123,054)
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of December 31, 2019, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2019, 2018 and 2017. The leases deferred tax liabilities and leases deferred tax assets were recorded in 2019 pursuant to the new lease accounting standard. See Note 1—The Company and Summary of Significant Accounting Policies for a discussion of the new lease standard.
During 2019 and 2018, we recorded net deferred tax liabilities of $43.3 million and $4.0 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations. This is the primary reason for the increase in intangible assets deferred tax liability
As of December 31, 2019, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $99.9 million, $61.6 million and $326.6 million, respectively. The increase in net operating loss carryforwards is primarily attributed to loss carryforwards as reported in our most recently filed tax returns. The majority of the increase in net operating loss carryforwards are in jurisdictions for which we maintain a full valuation allowance against net deferred tax assets. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2025. Our federal net operating loss may be subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax expense (benefit) at United States statutory rates (21%, 21% and 35%, respectively)	$38,872	$27,532	$(3,283)
State income taxes, net of federal tax benefits	3,137	4,860	1,544
Differences between foreign and United States statutory rates	6,384	2,650	(10,887)
United States tax reform rate change	—	—	(55,685)
Non-United States income inclusions and exclusions	(3,222)	(3,425)	3,826
United States income inclusions and exclusions	(2,582)	(13,790)	11,347
Nondeductible items	10,118	26,376	11,380
Tax contingencies	(1,340)	389	1,955
Tax expense from acquired goodwill	6,107	4,353	4,489
Change in valuation allowance	8,536	(8,845)	18,067
Other, net	882	665	93
	$66,892	$40,765	$(17,154)

Income tax expense is principally attributable to our earnings in foreign tax jurisdictions along with state income taxes.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate. The differences between statutory rates is also impacted by our Luxembourg affiliates and tax rulings which include the application of a reduced Luxembourg effective rate to the net income before tax resulting from our financing activities in Luxembourg.
The United States tax reform change amount in 2017 pertains to the impact of the provisions associated with the Tax Cuts and Jobs Act (“TCJA”).
Amounts included in United States income inclusions and exclusions for 2019 and 2018 include the favorable impact of tax deductions for vesting of restricted stock awards and exercises of stock options partially offset by unfavorable inclusions for global intangible low-taxed income (“GILTI”) under the provisions associated with the TCJA.

Nondeductible items in 2019 and 2018 include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation. Nondeductible items in 2018 and 2017 include our goodwill impairment for Artist Services (non-managment) which was not deductible for income tax purposes.
The change in valuation allowance for each period presented resulted primarily from changes in the income within jurisdictions with full valuation allowances, including the United States.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance at January 1	$34,071	$30,630	$15,117
Additions:
Increase for current year positions	2,215	1,531	807
Increase for prior year positions	1,898	2,995	15,498
Interest and penalties for prior years	458	106	2,745
Reductions:
Decrease for prior year positions	(3,272)	—	—
Expiration of applicable statute of limitations	—	(730)	(1,233)
Settlements for prior year positions	(13,852)	(9)	(2,033)
Foreign exchange	205	(452)	(271)
Balance at December 31	$21,723	$34,071	$30,630

In February 2019, the Company reached a settlement agreement with the Canadian taxing authority regarding existing uncertain tax positions. The gross liability for unrecognized tax benefits primarily decreased in 2019 due to this settlement.
If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $1.8 million. The remaining $19.9 million is offset by deferred tax assets that represent tax benefits that would be received in the event that we did not prevail on all uncertain tax positions. As of December 31, 2019, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assesses the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2019, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2009 through 2019 remain open to examination by the primary tax jurisdictions to which we are subject.

NOTE 10—EQUITY
Dividends
We currently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2019	2018
Common shares issued as reported in the consolidated statement of changes in equity	211,262,062	209,135,581
Unvested restricted stock awards	1,169,582	1,399,181
Unvested deferred stock awards issued	1,686,000	200,000
Common shares issued as reported in the consolidated balance sheets	214,117,644	210,734,762
Unvested restricted stock awards and unvested deferred stock awards issued will be reflected in the statements of changes in equity at the time of vesting.
During 2019, 2018 and 2017, we issued 1.3 million, 2.3 million and 3.5 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
During 2019, we issued 0.8 million shares of common stock to holders of our 2.5% convertible senior notes due 2019 upon conversion of $28.6 million of the principal amount of the notes.
Common Stock Reserved for Future Issuance
Common stock of approximately 22.1 million shares as of December 31, 2019 is reserved for future issuances under the stock incentive plan (including 11.3 million options, 1.2 million restricted stock awards and 2.5 million of deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2019, 2018 and 2017, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$69,889	$60,249	$(6,015)
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(23,878)	(8,210)	(3,616)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	—	1,410	—
Net transfers of noncontrolling interests	(23,878)	(6,800)	(3,616)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$46,011	$53,449	$(9,631)

Redeemable Noncontrolling Interests
We are subject to put arrangements where the holders of the noncontrolling interests can require us to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For put arrangements that are not currently redeemable, we accrete up to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed each reporting period using projected cash flows, and the estimated redemption values that are based on fair value at the time of exercise are computed each reporting period by applying a multiple to projected earnings, both of which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in our balance sheets as redeemable noncontrolling interests outside of permanent equity.
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2020, 2021, 2022, 2023 and 2024 are $238.3 million, $27.5 million, $114.1 million, $99.0 million and $29.5 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2019, we had outstanding notes receivable and prepayments of $6.5 million in other current assets and $97.5 million in other long-term assets, and as of December 31, 2018, we had outstanding notes receivable and prepayments of $8.9 million in other current assets and $86.9 million in other long-term assets.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2019, 2018 and 2017:

	Foreign Currency Items	Other	Total
	(in thousands)
Balance at December 31, 2016	$(176,246)	$(461)	$(176,707)
Other comprehensive income before reclassifications	67,704	—	67,704
Amount reclassified from AOCI	—	461	461
Net other comprehensive income	67,704	461	68,165
Balance at December 31, 2017	(108,542)	—	(108,542)
Other comprehensive loss before reclassifications	(36,689)	—	(36,689)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	(36,689)	—	(36,689)
Balance at December 31, 2018	(145,231)	—	(145,231)
Other comprehensive loss before reclassifications	(482)	—	(482)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	(482)	—	(482)
Balance at December 31, 2019	$(145,713)	$—	$(145,713)

The realized loss in other reclassified from AOCI during 2017 resulted from the termination of a pension plan.

Earnings per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted stock and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. Our convertible senior notes are considered in the calculation of diluted net income per common share, if dilutive.
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2019, 2018 and 2017 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
Options to purchase shares of common stock	11,347,305	11,784,023	14,238,589
Restricted and deferred stock awards—unvested	3,655,582	3,899,181	4,106,956
Conversion shares related to convertible senior notes	8,374,536	8,912,099	7,929,982
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	23,377,423	24,595,303	26,275,527

NOTE 11—REVENUE RECOGNITION
Concerts
Concerts revenue, including intersegment revenue, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total Concert Revenue	$9,428,094	$8,770,031	$7,892,076
Percentage of consolidated revenue	81.6%	81.3%	81.5%
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

Ticketing
Ticketing revenue, including intersegment revenue, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total Ticketing Revenue	$1,545,189	$1,529,566	$1,346,510
Percentage of consolidated revenue	13.4%	14.2%	13.9%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2019 and 2018, we had ticketing contract advances of $100.9 million and $75.5 million, respectively, in prepaid expenses and $105.7 million and $78.5 million, respectively, in long-term advances. We amortized $80.3 million, $80.1 million and $83.3 million for the years ended December 31, 2019, 2018 and 2017 respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Total Sponsorship & Advertising Revenue	$590,274	$503,968	$445,148
Percentage of consolidated revenue	5.1%	4.7%	4.6%

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
At December 31, 2019, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.1 billion of revenue related to future benefits to be provided by us. We expect to recognize approximately 33%, 26%, 17% and 24% of this revenue in 2020, 2021, 2022 and thereafter, respectively.
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
The table below summarizes the amount of deferred revenue recognized during the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Concerts	$1,121,945	$839,897
Ticketing	62,088	42,512
Sponsorship & Advertising	20,220	21,279
Other & Corporate	3,069	1,591
	$1,207,322	$905,279

NOTE 12—STOCK-BASED COMPENSATION
In December 2005, we adopted our 2005 Stock Incentive Plan, which has been amended and/or restated on several occasions. In connection with our merger with Ticketmaster Entertainment LLC, we adopted the Amended and Restated Ticketmaster 2008 Stock & Annual Incentive Plan. The plans authorize us to grant stock option awards, director shares, stock appreciation rights, restricted stock and deferred stock awards, other equity-based awards and performance awards. We have granted restricted stock awards, options to purchase our common stock and deferred stock awards to employees, directors, consultants, and our affiliates under the stock incentive plans at no less than the fair market value of the underlying stock on the date of grant. The stock incentive plans contain anti-dilutive provisions that require the adjustment of the number of shares of our common stock represented by, and the exercise price of, each option for any stock splits or stock dividends. The ten-year term of the Ticketmaster plan expired in August 2018; accordingly, no new awards may be granted under that plan but outstanding awards shall continue in full force and effect in accordance with their terms.
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Selling, general and administrative expenses	$21,947	$18,621	$24,364
Corporate expenses	26,838	26,961	18,391
Total	$48,785	$45,582	$42,755

As of December 31, 2019, there was $88.9 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 2.6 years.
Stock Options
Stock options are granted for a term not exceeding ten years and the non-vested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with us or one of our affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options vest over two to five years.
The following assumptions were used to calculate the fair value of our options on the date of grant:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.89% - 2.53%	2.68% - 2.70%	1.87% - 2.27%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	27.63% - 28.12%	27.66% - 28.00%	25.88% - 27.58%
Weighted average expected life (in years)	6.08	5.74	5.78

The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2019		2018		2017
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	11,784	$16.55	14,239	$14.52	16,283	$13.55
Granted	487	57.00	255	44.05	1,164	33.48
Exercised	(910)	15.50	(2,694)	8.38	(3,138)	16.27
Forfeited or expired	(14)	10.82	(16)	28.57	(70)	24.05
Outstanding December 31	11,347	$18.36	11,784	$16.55	14,239	$14.52

Exercisable December 31	10,493	$15.77	10,693	$14.61	11,906	$12.00
Weighted average fair value per option granted		$18.50		$14.05		$10.18
The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $39.6 million, $28.1 million and $57.5 million, respectively. Cash received from stock option exercises for the years ended December 31, 2019, 2018 and 2017 was $14.1 million, $22.6 million and $51.1 million, respectively.
There were 7.1 million shares available for future grants under the stock incentive plans at December 31, 2019. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2020 to June 2023, and expiration dates range from January 2020 to June 2029 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/19	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/19	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$5.00 - $9.99	4,325	2.8	$8.80	4,325	2.8	$8.80
$10.00 - $14.99	1,754	1.7	$11.39	1,754	1.7	$11.39
$15.00 - $19.99	921	6.0	$19.31	921	6.0	$19.31
$20.00 - $24.99	1,596	4.1	$21.14	1,595	4.1	$21.13
$25.00 - $29.99	1,663	6.0	$26.99	1,607	6.0	$26.92
$30.00 - $44.99	601	8.1	$43.76	291	8.0	$43.75
$45.00 - $60.99	487	9.2	$56.77	—	0.0	$—

The total intrinsic value of options outstanding and options exercisable as of December 31, 2019 was $811.0 million and $749.9 million, respectively.
Restricted Stock
We have granted restricted stock awards to our employees, directors and consultants under our stock incentive plans. These common shares carry a legend which restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with us is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require us or the recipient to achieve minimum performance targets in order for these awards to vest.
In 2019, we granted 0.2 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
In 2018, we granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within one to two years if the performance criteria are met. As of December 31, 2019, the performance-based criteria for these awards have been met unless otherwise forfeited.

In 2017, we granted 0.9 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plans. These awards will vest over one or four years with the exception of the performance-based awards which will generally vest within one to two years if the performance criteria are met. As of December 31, 2019, the performance-based criteria for these awards have been met unless otherwise forfeited.
The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2019, 2018 and 2017 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2016	1,080	$21.67
Granted	1,132	35.97
Forfeited	(82)	22.96
Vested	(523)	21.89
Unvested at December 31, 2017	1,607	$31.79
Granted	535	44.54
Forfeited	(37)	30.38
Vested	(706)	28.35
Unvested at December 31, 2018	1,399	$38.13
Granted	415	57.58
Forfeited	(26)	38.45
Vested	(618)	36.54
Unvested at December 31, 2019	1,170	$45.80

The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2019, 2018 and 2017 was $22.6 million, $20.0 million and $11.5 million, respectively. As of December 31, 2019, there were 0.2 million restricted stock awards outstanding which require us or the recipient to achieve minimum performance targets in order for the awards to vest.
Deferred Stock
We have granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
In 2017, we granted 2.5 million shares of deferred stock awards with market conditions under our incentive plans. These awards will all vest over one to five years if specified stock prices are achieved over a specific number of days during the five years.

In 2019 and 2018, we achieved minimum market conditions resulting in the issuance of 1.5 million shares and 0.2 million shares of restricted stock, respectively, subject to vesting over one to four years. As of December 31, 2019, there were 0.8 million deferred stock awards outstanding which require us to achieve minimum market conditions in order for the awards to issue subject to further vesting conditions.
The following table presents a summary of the Company’s unvested deferred stock awards outstanding at December 31, 2019, 2018 and 2017 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2016	—	0.00
Awarded	2,500	26.69
Forfeited	—	0.00
Vested	—	0.00
Unvested at December 31, 2017	2,500	26.69
Awarded	—	0.00
Forfeited	—	0.00
Vested	—	0.00
Unvested at December 31, 2018	2,500	26.69
Awarded	—	0.00
Forfeited	—	0.00
Vested	(14)	36.08
Unvested at December 31, 2019	2,486	26.63

NOTE 13—OTHER INFORMATION

	December 31,
	2019	2018
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$16,106	$12,575
Notes receivable	34,842	15,200
Other	6,059	14,910
Total other current assets	$57,007	$42,685

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$167,603	$137,211
Notes receivable	128,725	112,276
Other	135,145	178,593
Total other long-term assets	$431,473	$428,080

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$276,417	$265,068
Accrued event expenses	394,257	369,843
Accrued insurance	165,071	126,015
Accrued legal	16,978	16,295
Collections on behalf of others	48,467	43,981
Other	490,296	424,263
Total accrued expenses	$1,391,486	$1,245,465

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$13,165	$44,929
Other	46,046	22,118
Total other current liabilities	$59,211	$67,047

The following details the components of “Other long-term liabilities”:
Deferred revenue	$34,390	$27,504
Contingent and deferred purchase consideration	67,979	30,333
Other	28,279	147,140
Total other long-term liabilities	$130,648	$204,977

NOTE 14—SEGMENT DATA
For all periods presented, our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. Our Concerts segment involves the promotion of live music events globally in our owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation of associated content and the provision of management and other services to artists. Our Ticketing segment involves the management of our global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for our primary ticketing website, www.ticketmaster.com. Our Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related content, and ads across our distribution network of venues, events and websites.
Revenue and expenses earned and charged between segments are eliminated in consolidation. Our capital expenditures below include accruals for amounts incurred but not yet paid for, but are not reduced by reimbursements received from outside parties such as landlords or replacements funded by insurance proceeds.
We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets have not been presented.
There were no customers that individually accounted for more than 10% of our consolidated revenue in any year.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2019, 2018 and 2017:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
2019
Revenue	$9,428,094	$1,545,189	$590,274	$3,162	$—	$(18,750)	$11,547,969
Direct operating expenses	7,857,437	514,169	114,326	—	—	(18,750)	8,467,182
Selling, general and administrative expenses	1,386,928	642,052	112,594	3,912	—	—	2,145,486
Depreciation and amortization	239,682	156,894	33,084	364	13,967	—	443,991
Loss (gain) on disposal of operating assets	(2,490)	116	—	—	1	—	(2,373)
Corporate expenses	—	—	—	—	168,839	—	168,839
Operating income (loss)	$(53,463)	$231,958	$330,270	$(1,114)	$(182,807)	$—	$324,844
Intersegment revenue	$6,672	$12,078	$—	$—	$—	$(18,750)	$—
Capital expenditures	$186,819	$105,246	$10,261	$—	$35,252	$—	$337,578
2018
Revenue	$8,770,031	$1,529,566	$503,968	$3,724	$—	$(19,489)	$10,787,800
Direct operating expenses	7,340,757	549,265	92,494	4,905	—	(19,489)	7,967,932
Selling, general and administrative expenses	1,248,346	634,829	97,540	16,313	—	—	1,997,028
Depreciation and amortization	206,772	143,551	30,779	817	4,610	—	386,529
Loss (gain) on disposal of operating assets	10,361	7	2	—	(1)	—	10,369
Corporate expenses	—	—	—	—	153,406	—	153,406
Operating income (loss)	$(36,205)	$201,914	$283,153	$(18,311)	$(158,015)	$—	$272,536
Intersegment revenue	$5,193	$14,296	$—	$—	$—	$(19,489)	$—
Capital expenditures	$129,129	$110,202	$7,541	$169	$15,273	$—	$262,314
2017
Revenue	$7,892,076	$1,346,510	$445,148	$21,012	$—	$(17,524)	$9,687,222
Direct operating expenses	6,641,071	460,881	78,725	18,746	—	(17,525)	7,181,898
Selling, general and administrative expenses	1,119,335	681,948	87,268	19,172	—	—	1,907,723
Depreciation and amortization	226,315	112,727	27,669	432	5,057	1	372,201
Loss (gain) on disposal of operating assets	(1,056)	49	—	—	38	—	(969)
Corporate expenses	—	—	—	—	134,972	—	134,972
Operating income (loss)	$(93,589)	$90,905	$251,486	$(17,338)	$(140,067)	$—	$91,397
Intersegment revenue	$1,061	$16,643	$—	$—	$—	$(17,524)	$—
Capital expenditures	$109,801	$105,317	$6,701	$149	$25,926	$—	$247,894

The following table provides revenue and long-lived assets for our foreign operations included in the consolidated financial statements:

	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2019
Revenue	$3,915,426	$7,632,543	$11,547,969
Long-lived assets	$263,349	$854,583	$1,117,932
2018
Revenue	$3,661,222	$7,126,578	$10,787,800
Long-lived assets	$199,299	$747,294	$946,593
2017
Revenue	$3,408,661	$6,278,561	$9,687,222
Long-lived assets	$201,724	$684,212	$885,936

NOTE 15—QUARTERLY RESULTS OF OPERATIONS (Unaudited)

	March 31,		June 30,		September 30,		December 31,
	2019	2018	2019	2018	2019	2018	2019	2018
	(in thousands)
Revenue	$1,727,828	$1,482,384	$3,157,009	$2,868,315	$3,773,684	$3,835,246	$2,889,448	$2,601,855
Operating income (loss)	$(23,863)	$(6,030)	$171,586	$134,725	$260,041	$234,219	$(82,920)	$(90,378)
Net income (loss)	$(55,241)	$(41,028)	$116,120	$83,356	$193,972	$183,197	$(136,639)	$(135,185)
Net income (loss) attributable to common stockholders of Live Nation	$(52,444)	$(33,906)	$103,355	$69,359	$178,925	$172,683	$(159,947)	$(147,887)
Basic net income (loss) available to common stockholders of Live Nation	$(64,756)	$(50,291)	$89,840	$52,187	$155,345	$151,894	$(185,311)	$(171,441)
Diluted net income (loss) available to common stockholders of Live Nation	$(64,756)	$(50,291)	$89,926	$52,187	$155,345	$152,213	$(185,311)	$(171,441)
Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.31)	$(0.24)	$0.43	$0.25	$0.74	$0.73	$(0.88)	$(0.82)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.31)	$(0.24)	$0.41	$0.24	$0.71	$0.70	$(0.88)	$(0.82)

The following summarizes unusual or infrequent items affecting the quarterly results of operations:
2019
We recorded impairment charges of $19.4 million in the third quarter of 2019 primarily related to intangible assets for revenue-generating contracts in the Concerts and Sponsorship & Advertising segments. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
2018
We recorded a goodwill impairment of $10.5 million in the fourth quarter of 2018 in connection with our annual impairment test. See Note 2—Long-Lived Assets and Note 6—Fair Value Measurements for further discussion.
We recorded a net foreign exchange rate loss of $8.4 million in the second quarter of 2018, as a component of other expense (income), net.

NOTE 16—SUBSEQUENT EVENT

In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. The proceeds will be used to pay estimated fees of $6.5 million, leaving approximately $393.5 million for general corporate purposes, including acquisitions.

Interest on the notes is payable semiannually in arrears on February 15 and August 15, beginning August 15, 2020, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
We may redeem for cash all or a portion of the notes, at our option, on or after February 21, 2023 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2.0% convertible senior notes due 2025 may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

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
Based on their evaluation as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company, and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Other than the information set forth under Item 1. Business—Information About Our Executive Officers, the information required by this Item is incorporated by reference to our Definitive Proxy Statement, expected to be filed within 120 days of our fiscal year end.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2019, 2018 and 2017 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2017	$29,634	$16,664	$(14,846)	$1,303	$32,755

Year ended December 31, 2018	$32,755	$21,378	$(19,777)	$(131)	$34,225

Year ended December 31, 2019	$34,225	$24,419	$(7,968)	$(160)	$50,516
_________________
(1) Foreign currency adjustments and acquisitions.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2017	$681,566	$18,067	$—	$(103,196)	$596,437

Year ended December 31, 2018	$596,437	$(8,845)	$—	$(56,950)	$530,642

Year ended December 31, 2019	$530,642	$8,536	$—	$128,064	$667,242
________________________
(1) During 2019, 2018 and 2017, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2017 valuation allowance was also reduced due to the reduction in the federal income tax rate to 21%. This reduced the previously fully valued United States deferred tax asset. The 2018 valuation allowance was also reduced for decreases in fully valued deferred tax assets, primarily United States foreign tax credits utilized to offset the transition tax liability under the provisions of the TCJA and declining net operating loss carryforwards due to improved profitability. The 2019 valuation allowance increased due to increases in fully valued deferred tax assets, primarily net operating loss carryforwards.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018
2.2	Stock Purchase Agreement dated July 24, 2019, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.1	10/31/2019
2.3	Stock Purchase Agreement dated July 24, 2019, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A.de R.L. de C.V., the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc., the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.2	10/31/2019
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.3	Form of Right Certificate.	8-K	001-32601	4.3 (Annex B)	12/23/2005
4.4	Description of Securities.					X
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.8 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016
10.10 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016
10.11 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.12 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017
10.13 §	Performance Share Award Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.2	12/18/2017
10.14 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017
10.15 §	Performance Share Award Agreement entered into December 19, 2017, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.2	12/20/2017
10.16 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017
10.17 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Elizabeth K. (Kathy) Willard.	8-K	001-32601	10.4	12/20/2017
10.18 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008
10.19 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009
10.20 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010
10.21 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017
10.22	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.23	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.24	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.25	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.26	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.27	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018
10.28
Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.
						X
10.29	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorganChase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012
10.30	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014
10.31	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014
10.32	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.33	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015
10.34	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015
10.35	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017
10.36	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017
10.37	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018
10.38	Eighth Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.					X
10.39	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014
10.40	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017
10.41	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017
10.42	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018
10.43
Third Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
						X
10.44	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.45
First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee
						X
10.46	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.47	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.					X
14.1	Code of Business Conduct and Ethics.					X
21.1	Subsidiaries of the Company..					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§ Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

(c)1. Separate financial statements of subsidiaries not consolidated and fifty percent or less owned persons.
Under Rule 3-09 of Regulation S-X, we are required to file separate unaudited financial statements of Venta de Boletos por Computadora S.A. de C.V., for the years ended December 31, 2019 and 2018. We expect to file those financial statements by amendment to our Annual Report on Form10-K/A on or before June 30, 2020.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2020.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 27, 2020

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	February 27, 2020

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 27, 2020

/s/ Mark Carleton Mark Carleton	Director	February 27, 2020

/s/ Maverick Carter Maverick Carter	Director	February 27, 2020

/s/ Ariel Emanuel Ariel Emanuel	Director	February 27, 2020

/s/ Robert Ted Enloe, III Robert Ted Enloe, III	Director	February 27, 2020

/s Ping Fu Ping Fu	Director	February 27, 2020

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 27, 2020

/s/ Jimmy Iovine Jimmy Iovine	Director	February 27, 2020

/s/ James S. Kahan James S. Kahan	Director	February 27, 2020

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 27, 2020

/s/ Randall T. Mays Randall T. Mays	Director	February 27, 2020

/s/ Mark S. Shapiro Mark S. Shapiro	Director	February 27, 2020

/s/ Dana Walden Dana Walden	Director	February 27, 2020