Form 10-Q
period 2020-03-31
Live Nation Entertainment, Inc.
filed 2020-05-07
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 30, 2020, there were 215,260,098 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,791,989 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,269,863	$2,470,362
Accounts receivable, less allowance of $51,555 and $50,516, respectively	759,432	994,606
Prepaid expenses	736,369	667,044
Restricted cash	11,848	3,880
Other current assets	73,513	57,007
Total current assets	4,851,025	4,192,899
Property, plant and equipment, net	1,128,169	1,117,932
Operating lease assets	1,405,018	1,402,019
Intangible assets
Definite-lived intangible assets, net	905,904	870,141
Indefinite-lived intangible assets	368,773	368,954
Goodwill	1,999,979	1,998,498
Long-term advances	749,602	593,699
Other long-term assets	452,974	431,473
Total assets	$11,861,444	$10,975,615
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$907,555	$1,005,888
Accounts payable	87,840	100,237
Accrued expenses	1,229,321	1,391,486
Deferred revenue	2,273,494	1,391,032
Current portion of long-term debt, net	36,036	37,795
Current portion of operating lease liabilities	121,983	121,950
Other current liabilities	73,827	59,211
Total current liabilities	4,730,056	4,107,599
Long-term debt, net	3,651,019	3,271,262
Long-term operating lease liabilities	1,380,192	1,374,481
Long-term deferred income taxes	178,535	178,173
Other long-term liabilities	247,204	130,648
Commitments and contingent liabilities
Redeemable noncontrolling interests	443,606	449,498
Stockholders' equity
Common stock	2,118	2,113
Additional paid-in capital	2,260,509	2,245,619
Accumulated deficit	(1,137,082)	(949,334)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(259,326)	(145,713)
Total Live Nation stockholders' equity	859,354	1,145,820
Noncontrolling interests	371,478	318,134
Total equity	1,230,832	1,463,954
Total liabilities and equity	$11,861,444	$10,975,615

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands except share and per share data)
Revenue	$1,365,693	$1,727,828
Operating expenses:
Direct operating expenses	873,820	1,151,604
Selling, general and administrative expenses	514,021	464,866
Depreciation and amortization	122,080	98,912
Loss (gain) on disposal of operating assets	130	(147)
Corporate expenses	28,312	36,456
Operating loss	(172,670)	(23,863)
Interest expense	43,999	36,515
Interest income	(4,473)	(2,548)
Equity in earnings of nonconsolidated affiliates	(2,572)	(3,144)
Other expense (income), net	4,628	(3,403)
Loss before income taxes	(214,252)	(51,283)
Income tax expense (benefit)	(3,330)	3,958
Net loss	(210,922)	(55,241)
Net loss attributable to noncontrolling interests	(26,138)	(2,797)
Net loss attributable to common stockholders of Live Nation	$(184,784)	$(52,444)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.94)	$(0.31)

Weighted average common shares outstanding:
Basic and diluted	211,048,294	208,908,323

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(184,784)	$(52,444)
Accretion of redeemable noncontrolling interests	(14,540)	(12,312)
Net loss available to common stockholders of Live Nation—basic and diluted	$(199,324)	$(64,756)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net loss	$(210,922)	$(55,241)
Other comprehensive loss, net of tax:
Unrealized loss on cash flow hedge	(30,831)	—
Foreign currency translation adjustments	(82,782)	(2,889)
Comprehensive loss	(324,535)	(58,130)
Comprehensive loss attributable to noncontrolling interests	(26,138)	(2,797)
Comprehensive loss attributable to common stockholders of Live Nation	$(298,397)	$(55,333)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	11,741	—	—	—	—	11,741	—
Common stock issued under stock plans, net of shares withheld for employee taxes	262,170	2	(7,448)	—	—	—	—	(7,446)	—
Exercise of stock options	310,507	3	6,453	—	—	—	—	6,456	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,330	—	—	—	—	33,330	—
Acquisitions	—	—	—	—	—	—	31,165	31,165	11,148
Purchases of noncontrolling interests	—	—	(6,485)	—	—	—	(1,032)	(7,517)	(6,411)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(14,540)	—	—	—	—	(14,540)	14,540
Contributions received	—	—	—	—	—	—	76	76	—
Cash distributions	—	—	—	—	—	—	(4,768)	(4,768)	(10,345)
Other	—	—	—	—	—	—	56	56	—
Comprehensive loss:
Net loss	—	—	—	(184,784)	—	—	(11,314)	(196,098)	(14,824)
Unrealized loss on cash flow hedge	—	—	—	—	—	(30,831)	—	(30,831)	—
Foreign currency translation adjustments	—	—	—	—	—	(82,782)	—	(82,782)	—
Balances at March 31, 2020	211,834,739	$2,118	$2,260,509	$(1,137,082)	$(6,865)	$(259,326)	$371,478	$1,230,832	$443,606

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	13,238	—	—	—	—	13,238	—
Common stock issued under stock plans, net of shares withheld for employee taxes	252,634	3	(9,303)	—	—	—	—	(9,300)	—
Exercise of stock options	469,601	5	7,667	—	—	—	—	7,672	—
Acquisitions	—	—	—	—	—	—	974	974	6,981
Purchases of noncontrolling interests	—	—	270	—	—	—	(270)	—	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(12,312)	—	—	—	—	(12,312)	12,312
Cash distributions	—	—	—	—	—	—	(45,943)	(45,943)	(3,941)
Other	—	—	(8)	—	—	—	(1,184)	(1,192)	2,425
Comprehensive loss:
Net loss	—	—	—	(52,444)	—	—	(153)	(52,597)	(2,644)
Foreign currency translation adjustments	—	—	—	—	—	(2,889)	—	(2,889)	—
Balances at March 31, 2019	209,857,816	$2,099	$2,267,761	$(1,071,667)	$(6,865)	$(148,120)	$197,186	$1,240,394	$343,029

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(210,922)	$(55,241)
Reconciling items:
Depreciation	57,844	51,672
Amortization	64,236	47,240
Amortization of non-recoupable ticketing contract advances	18,811	17,237
Non-cash compensation expense	11,732	13,205
Other, net	(11,376)	3,150
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	227,913	(90,637)
Increase in prepaid expenses and other assets	(207,157)	(312,032)
Decrease in accounts payable, accrued expenses and other liabilities	(316,204)	(44,915)
Increase in deferred revenue	996,798	839,371
Net cash provided by operating activities	631,675	469,050
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(10,688)	(4,037)
Collections of notes receivable	10,218	1,078
Purchases of property, plant and equipment	(84,563)	(57,136)
Cash paid for acquisitions, net of cash acquired	(32,508)	(9,882)
Other, net	(4,830)	(14,893)
Net cash used in investing activities	(122,371)	(84,870)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	419,418	557
Payments on long-term debt	(6,032)	(13,573)
Distributions to noncontrolling interests	(15,114)	(49,884)
Purchases and sales of noncontrolling interests, net	(14,030)	(1,463)
Other, net	(1,820)	(7,128)
Net cash provided by (used in) financing activities	382,422	(71,491)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(84,257)	(6,700)
Net increase in cash, cash equivalents, and restricted cash	807,469	305,989
Cash, cash equivalents and restricted cash at beginning of period	2,474,242	2,378,203
Cash, cash equivalents and restricted cash at end of period	$3,281,711	$2,684,192

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, our Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. Our Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Because of these factors, the results to date are not necessarily indicative of the results expected for the full year.
Cash, Cash Equivalents and Restricted Cash
Included in the March 31, 2020 and December 31, 2019 cash and cash equivalents balance is $841.5 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first three months of 2020, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions were not significant either on an individual basis or in the aggregate.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of March 31, 2020, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2020 and 2019.
Accounting Pronouncements - Recently Adopted
In June 2016, the FASB issued guidance that replaces the current incurred loss impairment model of recognizing credit losses with an expected loss model for financial assets measured at amortized cost. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year. The guidance is to be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We adopted this standard on January 1, 2020, and recorded a $3.0 million cumulative-effect adjustment to accumulated deficit in the consolidated balance sheet. The adoption is not expected to have a material effect on our future financial position or results of operations.
In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amortization period of these implementation costs would include periods covered under renewal options that are reasonably certain to be exercised. The expense related to the capitalized implementation costs also would be presented in the same financial statement line item as the hosting fees. The guidance is effective for annual periods beginning after December 15, 2019 and interim periods within that year. The guidance should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We adopted this guidance prospectively on January 1, 2020. Adoption of this guidance resulted in expense that would have previously been reported as depreciation and amortization to be reported as selling, general and administrative expenses or corporate expenses within our statements of operations going forward. In addition, implementation costs previously recorded as property, plant and equipment, net will now be reported as prepaid expenses and other long-term assets on our balance sheets, prospectively.

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC
The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our live event business. We initially saw event restrictions in Asia and parts of Europe. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenues and financial position.
Operating Results
Our first quarter results were materially impacted by these necessary actions. Our overall revenue for the quarter decreased by 21% to $1.4 billion. The revenue reduction was largely in our Concerts and Ticketing segments as a result of no shows occurring globally in the last half of March and a considerable slowing of ticket sales for future shows during the same period, along with the impact of ticket refunds and show cancellations. We estimate the lost revenue impact from COVID-19 in the first quarter of 2020 to be approximately $435 million. Our operating loss for the quarter increased as compared to the first quarter of 2019 largely due to the COVID-19 impacts to our Concerts and Ticketing businesses, totaling approximately $175 million, including $10.1 million of definite-lived intangible assets impairment charges.
The revenue recognized in our Concerts segment in the first quarter of 2020 included the results of all the shows that occurred prior to the stoppage of events in mid-March. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by March 31, 2020, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first quarter have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. We have not recorded an estimate for refunds that may occur in the future since we have never experienced a global shutdown of live events and are unable to estimate it. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Any ticket proceeds for shows expected to occur after March 31, 2021 are reflected in other long-term liabilities on our consolidated balance sheets.
As of March 31, 2020, we had sold over 45 million tickets to shows scheduled for 2020, down 2% from the same time last year, net of cancelled shows and shows rescheduled into 2021. By the end of the first quarter of 2020, we had processed cancellations on 1,500 concerts impacted by the event stoppage starting in mid-March of this year, equating to 1.6 million tickets. Another 6,800 shows equating to approximately 13.4 million tickets had been postponed and were in the process of being rescheduled.
The revenue recognized in our Ticketing segment in the first quarter of 2020 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the quarter for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the quarter. In addition, revenue has been reduced for any shows that were cancelled both during the quarter and up to the time of the filing of these financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since we have never experienced a global shutdown of live events and because our clients, not Ticketmaster, determine when shows are cancelled or rescheduled so we are unable to estimate it.
By the end of the first quarter of 2020 and through the time of this filing, Ticketing had processed or accrued for cancellations or refunds on 7.2 million tickets.
For events that are cancelled, our standard policy is to refund the fan within 30 days days, though subject to regulations in various markets and in some cases at the discretion of venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, government regulations which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows, have been put in place or drafted. The volume and pace of cash refunds could have a material negative effect on our liquidity and capital resources.

The length and severity of the reduction in live events due to the pandemic is uncertain; accordingly, we expect the negative impact to continue through the second quarter of 2020. While we are planning for a modest recovery in demand later in the second half of 2020, the exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall United States and global economies. We believe the ongoing effects of COVID-19 on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak. We have never previously experienced a complete cessation of our live events and unprecedented reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of such a cessation is uncertain and we are unable to estimate the impact on our business, financial condition or near- or longer-term financial or operational results.
Cash and available liquidity
We amended our senior secured credit agreement in April 2020 which will, among other things, suspend our net leverage covenant under our existing senior secured credit agreement for the second and third quarters of 2020, while adding a liquidity test for those quarters. Commencing with the fourth quarter of 2020, through the second quarter of 2021, the net leverage covenant will be calculated by substituting consolidated EBITDA, as defined in the credit agreement, from the second and third quarters of 2020 with consolidated EBITDA from the second and third quarters of 2019. As a result, this amendment will eliminate the use of consolidated EBITDA from the second and third quarters of 2020 in any net leverage covenant test, allowing us the flexibility to manage our business through the disruption we will experience in 2020.
In addition, we added a new incremental revolving credit facility of $130 million, extending our undrawn debt capacity. Following this increase, we have approximately $963 million in available debt capacity, including $400 million in undrawn term loan A capacity and $563 million in available revolver capacity, net of outstanding letters of credit. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs.
As of March 31, 2020, our total cash and cash equivalents balance was $3.3 billion, which included $842 million of ticketing client cash. This cash, net of client cash, together with our now available debt capacity of $963 million, we believe gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the timing of shows in 2020 and expected substantial volume of on-sales for 2021 shows in the second half of this year, we expect this number to remain above seasonally normal levels throughout this year.
Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of March 31, 2020. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.
Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have launched a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions, with salaries for senior executives reduced by up to 50%, and our CEO voluntarily forgoing 100% of his salary for the duration of the salary reduction program. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
We are also making full use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are robust payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we expect to receive payroll support under the Employee Retention Credit program established as part of the 2020 CARES Act. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
We are further protecting our cash outflows by reducing advances in both our ticketing and concert businesses, re-assessing all capital expenditure projects and evaluating all other cash deployment activities. As a result of these initiatives and government support programs, we are targeting $600 million in cost reductions in 2020 and the elimination or deferral into 2021 of $1.0 billion in cash outflows. We believe this aggressive cost and cash management program, combined with a strong liquidity profile, positions us to manage through the COVID-19 related hold on show activity and provides the flexibility to scale-up quickly when shows restart.

Based on these actions and assumptions regarding the impact of COVID-19, we believe that we will be able to generate sufficient liquidity to satisfy our obligations and remain in compliance with our existing debt covenants for the next twelve months prior to giving effect to any additional financing that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our live events and the magnitude, duration and speed of the global pandemic is unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Planning for a Return to Business
We are currently planning for the health and safety of our employees as they return to work in our offices in the future and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear consensus that it is safe to do so, and then in appropriate numbers with expanded cleaning and social distancing protocols. Similarly, we are planning for the resumption of concerts when the time is right. We will let the facts and science tell us when we should start putting on concerts again. We recognize the experience at our venues will change when concerts start back up, and are working with medical experts and public health officials to keep people safe while enjoying our shows. Recent fan surveys indicate that the demand will be there when the shows return, with over 90% of fans expecting to attend concerts again once the pandemic is over. We expect the re-opening of concerts will happen on a market by market basis, and given we operate in 40 countries globally, the timelines will vary from relatively soon to not for several months or beyond.
While this temporary disruption has had a material impact on our business, as the leading global live event and ticketing company we believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. We are actively taking steps to ensure that when it is safe for us to do so, we will be ready to ramp back up quickly and once again connect audiences to artists at the concerts they are looking forward to.
NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment due to the temporary suspension of our concert events resulting from the global COVID-19 pandemic. Our venues are either owned or provide long-term operating rights under lease or management agreements with terms ranging from five to twenty-five years. Many of our definite-lived intangible assets are based on revenue-generating contracts, and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses and are experiencing similar impacts to their operations. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets which are discussed below.
We expect that concerts will resume in the second half of the year and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events and unprecedented reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of such a cessation is uncertain. As a result, the underlying assumptions used in our impairment assessments could change resulting in future impairment charges.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2020	2019
	(in thousands)
Land, buildings and improvements	$1,204,678	$1,181,876
Computer equipment and capitalized software	817,022	800,990
Furniture and other equipment	415,349	380,174
Construction in progress	148,853	176,275
	2,585,902	2,539,315
Less accumulated depreciation	1,457,733	1,421,383
	$1,128,169	$1,117,932

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2020:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Venue management & Leaseholds	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2019:
Gross carrying amount	$700,557	$527,490	$152,935	$149,586	$87,338	$25,219	$1,643,125
Accumulated amortization	(402,022)	(203,361)	(56,416)	(42,699)	(54,220)	(14,266)	(772,984)
Net	298,535	324,129	96,519	106,887	33,118	10,953	870,141
Gross carrying amount:
Acquisitions—current year	35,808	94,576	160	8,785	112	94	139,535
Acquisitions—prior year	(228)	—	—	(230)	—	—	(458)
Foreign exchange	(19,843)	(23,275)	(5,937)	(3,457)	(1,219)	(314)	(54,045)
Other (2)	(12,198)	(83,255)	—	(820)	(1,409)	(1,344)	(99,026)
Net change	3,539	(11,954)	(5,777)	4,278	(2,516)	(1,564)	(13,994)
Accumulated amortization:
Amortization	(27,428)	(20,097)	(4,169)	(4,283)	(6,462)	(1,797)	(64,236)
Foreign exchange	4,786	6,562	991	1,361	1,012	260	14,972
Other (2)	12,198	83,255	1	820	1,399	1,348	99,021
Net change	(10,444)	69,720	(3,177)	(2,102)	(4,051)	(189)	49,757
Balance as of March 31, 2020:
Gross carrying amount	704,096	515,536	147,158	153,864	84,822	23,655	1,629,131
Accumulated amortization	(412,466)	(133,641)	(59,593)	(44,801)	(58,271)	(14,455)	(723,227)
Net	$291,630	$381,895	$87,565	$109,063	$26,551	$9,200	$905,904
______________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business and a festival promotion business, both located in the United States.
The 2020 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	9
Client/vendor relationships	8
Trademarks and naming rights	5
Technology	1
Venue management and leaseholds	7
All categories	8
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the three months ended March 31, 2020, we reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the three months ended March 31, 2020, we recorded impairment charges related to definite-lived intangible assets of $10.1 million as a component of depreciation and amortization. These impairment charges primarily related to intangible assets for revenue-generating contracts in the Concerts segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no significant impairment charges recorded during the three months ended March 31, 2019.
Amortization of definite-lived intangible assets for the three months ended March 31, 2020 and 2019 was $64.2 million and $47.2 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at March 31, 2020:

(in thousands)
April 1 - December 31, 2020	$241,180
2021	$156,213
2022	$126,452
2023	$104,079
2024	$87,411

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The Company reviews goodwill for impairment annually, as of October 1. As such, we completed our annual review last quarter and, as reported in our December 31, 2019 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units.
The rapid and severe impacts of COVID-19, and more specifically the need to support global social distancing efforts, mitigating the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to cease all tours and to close our venues in mid-March. As such actions will have a material impact on our cash flows during the temporary suspension of operations, we performed a qualitative review to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. This qualitative review included sensitivity analyses on each reporting unit’s discounted cash flow models considering more recent discount rates, financial results and forecasts, market multiples and terminal value revenue growth rates. The conclusion for all reporting units was that no impairment trigger existed that would require a further quantitative analysis at March 31, 2020. We are unable to predict how long the impacts from COVID-19 will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments resulting in future impairment charges.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2019:
Goodwill	$1,226,057	$766,263	$441,541	$2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	790,694	766,263	441,541	1,998,498

Acquisitions—current year	37,968	2,141	—	40,109
Acquisitions—prior year	(5,893)	—	7,165	1,272
Foreign exchange	(23,181)	(3,368)	(13,351)	(39,900)

Balance as of March 31, 2020:
Goodwill	1,234,951	765,036	435,355	2,435,342
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$799,588	$765,036	$435,355	$1,999,979

Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisition of a festival and concert promotion business located in Ireland and a festival promotion business located in the United States.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$62,128	$46,729
Variable and short-term lease cost	12,522	13,765
Sublease income	(4,151)	(3,741)
Net lease cost	$70,499	$56,753

Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$58,908	$48,940
Lease assets obtained in exchange for lease obligations, net of terminations	$55,042	$27,872

Future maturities of our operating lease liabilities at March 31, 2020 are as follows:

(in thousands)
April 1 - December 31, 2020	$138,661
2021	189,415
2022	184,770
2023	181,046
2024	163,811
Thereafter	1,430,324
Total lease payments	2,288,027
Less: Interest	785,852
Present value of lease liabilities	$1,502,175

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	March 31,
	2020	2019
Weighted average remaining lease term (in years)	13.9	13.5
Weighted average discount rate	5.94%	5.76%

As of March 31, 2020, we have additional operating leases that have not yet commenced with total lease payments of $233.0 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2020 to June 2030 with lease terms ranging from 1 to 21 years.
In response to the impacts we are experiencing from the global COVID-19 pandemic, we have begun negotiations with certain of our landlords for deferral or abatement of fixed rent payments. These lease concessions are not expected to substantially increase our obligations under the respective lease agreements. Therefore, we have elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in our lease agreements rather than applying the lease modification guidance as clarified by the FASB.

NOTE 5—LONG-TERM DEBT
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds was used to pay fees of approximately $6.5 million, leaving approximately $393.5 million for general corporate purposes, including acquisitions.
Long-term debt, which includes capital leases, consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$945,250	$947,625
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	—
Other long-term debt	93,859	80,642
Total principal amount	3,814,109	3,403,267
Less unamortized discounts and debt issuance costs	(127,054)	(94,210)
Total long-term debt, net of unamortized discounts and debt issuance costs	3,687,055	3,309,057
Less: current portion	36,036	37,795
Total long-term debt, net	$3,651,019	$3,271,262

Future maturities of long-term debt at March 31, 2020 are as follows:

(in thousands)
April 1, 2020 - December 31, 2020	$32,027
2021	22,538
2022	568,884
2023	17,635
2024	987,021
Thereafter	2,186,004
Total	$3,814,109

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of March 31, 2020, the remaining period for the unamortized debt discount balance of $32.8 million was approximately five years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of March 31, 2020, the effective interest rate on the liability component of the notes was 4.3%.
The following table summarizes the amount of pre-tax interest cost recognized on the notes:

Three Months Ended March 31, 2020
(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$1,278
Amortization of debt discount	1,066
Amortization of debt issuance costs	206
Total interest cost recognized on the notes	$2,550

NOTE 6—DERIVATIVE INSTRUMENTS

In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. As of March 31, 2020, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
During the three months ended March 31, 2020 we recorded an unrealized loss of $30.8 million as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $6.5 million of this loss in other comprehensive loss will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.

NOTE 7—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents and other long-term liabilities.

	Estimated Fair Value
	March 31, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$537,355	$—	$537,355	$193,005	$—	$193,005
Liabilities:
Interest rate swap	$—	$30,831	$30,831	$—	$—	$—

The fair value for our interest rate swap is based upon inputs corroborated by observable market data with similar tenors, which are considered Level 2 inputs.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2020	December 31, 2019
	Level 2
	(in thousands)
4.75% Senior Notes due 2027	$849,366	$983,735
4.875% Senior Notes due 2024	$534,451	$596,137
5.625% Senior Notes due 2026	$271,479	$320,553
2.5% Convertible Senior Notes due 2023	$517,473	$675,664
2.0% Convertible Senior Notes Due 2025	$322,036	$—

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis, which had a significant impact on our results of operations for the three months ended March 31, 2020.

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
2020		(in thousands)
Definite-lived intangible assets, net	$7,390	$—	$—	$7,390	$10,068

During the three months ended March 31, 2020, we recorded impairment charges related to definite-lived intangible assets of $10.1 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value as a result of the expected impacts from the global COVID-19 pandemic. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

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
In March 2019, the court granted the defendants’ motion to compel arbitration of the Dickey lawsuit and stayed the matter. The parties reached a settlement and the case was dismissed with prejudice in November 2019. In April 2019, the court granted the defendants’ motion to compel arbitration of the Lee lawsuit and dismissed the case. Lee subsequently appealed the District Court’s ruling to the Ninth Circuit. The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019 in light of the parties’ agreement to arbitrate the matter, and the Vaccaro lawsuit was settled and dismissed in June 2019. The Messing and Niedbalski lawsuits are stayed pending the outcome of the appeal in the Lee matter.
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

NOTE 9—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2020:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2019	$—	$(145,713)	$(145,713)
Other comprehensive loss before reclassifications	(30,831)	(82,782)	$(113,613)
Net other comprehensive loss	(30,831)	(82,782)	(113,613)
Balance at March 31, 2020	$(30,831)	$(228,495)	$(259,326)

See Note 7—Fair Value Measurements for further discussion and disclosure of the fair value of our interest rate swap that has been designated as a cash flow hedge.
Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2020 and 2019, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income (loss) per common share.
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2020	2019
Options to purchase shares of common stock	11,050,847	11,800,771
Restricted stock and deferred stock—unvested	3,794,490	3,866,613
Conversion shares related to the convertible senior notes	11,864,035	8,911,890
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	26,709,372	24,579,274

NOTE 10—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts and Ticketing segments. In mid-March, we temporarily ceased all of our tours and closed our venues to support global efforts at social distancing to mitigate the spread of the virus, and to comply with restrictions put in place by various governmental entities.
For our Concerts segment, the impact is primarily a delay in the timing of revenue recognition as many events are being rescheduled to dates later in the year or further out into 2021. For events that have been cancelled as of March 31, 2020, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan.
For our Ticketing segment, the impact is similar to the Concerts segment if the tickets sold for an event are controlled by our concert promoters. For the Ticketing segment’s third-party clients, previously recognized service charges are reversed from revenue when the event is cancelled, including events cancelled after the balance sheet date but prior to the filing of our financial statements. The revenue reversal is reflected as accrued expenses on our consolidated balance sheets where not already refunded to the fan.
Concerts
Concerts revenue, including intersegment revenue, for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total Concert Revenue	$993,393	$1,318,117
Percentage of consolidated revenue	72.7%	76.3%
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
Ticketing
Ticketing revenue, including intersegment revenue, for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total Ticketing Revenue	$284,277	$337,642
Percentage of consolidated revenue	20.8%	19.5%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue. Reported revenue is net of any refunds made or committed to during the period and also the impact of any cancellations of events that occurred during the period and up to the time of filing these financial statements.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At March 31, 2020 and December 31, 2019, we had ticketing contract advances of $81.5 million and $100.9 million, respectively, recorded in prepaid expenses and $96.1 million and $105.7 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $18.8 million and $17.2 million for the three months ended March 31, 2020 and 2019, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Total Sponsorship & Advertising Revenue	$90,261	$75,078
Percentage of consolidated revenue	6.6%	4.3%
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
At March 31, 2020, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 29%, 28%, 17% and 26% of this revenue in the remainder of 2020, 2021, 2022 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively.

The table below summarizes the amount of deferred revenue from December 31 recognized during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Concerts	$260,859	$286,925
Ticketing	16,708	19,395
Sponsorship & Advertising	13,490	10,798
Other & Corporate	1,475	1,735
	$292,532	$318,853

As of March 31, 2020, approximately 4% of the deferred revenue balance from December 31, 2019 is expected to be recognized in 2021 and thus such amounts remain in deferred revenue, and approximately 3% of the balance has been or will be refunded to fans as the corresponding events have been cancelled, and thus such amounts have been reclassified to accrued expenses if not already refunded.
NOTE 11—SEGMENT DATA
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

The following table presents the results of operations for our reportable segments for the three months ended March 31, 2020 and 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
Three Months Ended March 31, 2020
Revenue	$993,393	$284,277	$90,261	$796	$—	$(3,034)	$1,365,693
Direct operating expenses	750,905	104,413	21,536	—	—	(3,034)	873,820
Selling, general and administrative expenses	331,276	157,546	22,987	2,212	—	—	514,021
Depreciation and amortization	72,216	38,176	7,512	53	4,123	—	122,080
Loss on disposal of operating assets	127	2	—	1	—	—	130
Corporate expenses	—	—	—	—	28,312	—	28,312
Operating income (loss)	$(161,131)	$(15,860)	$38,226	$(1,470)	$(32,435)	$—	$(172,670)
Intersegment revenue	$1,233	$1,801	$—	$—	$—	$(3,034)	$—
Capital expenditures	$48,871	$22,167	$1,292	$—	$3,442	$—	$75,772
Three Months Ended March 31, 2019
Revenue	$1,318,117	$337,642	$75,078	$791	$—	$(3,800)	$1,727,828
Direct operating expenses	1,030,269	111,749	13,386	—	—	(3,800)	1,151,604
Selling, general and administrative expenses	295,765	145,890	22,437	774	—	—	464,866
Depreciation and amortization	51,361	37,390	7,074	121	2,966	—	98,912
Gain on disposal of operating assets	(145)	(2)	—	—	—	—	(147)
Corporate expenses	—	—	—	—	36,456	—	36,456
Operating income (loss)	$(59,133)	$42,615	$32,181	$(104)	$(39,422)	$—	$(23,863)
Intersegment revenue	$809	$2,991	$—	$—	$—	$(3,800)	$—
Capital expenditures	$33,593	$23,655	$1,185	$—	$4,333	$—	$62,766

NOTE 12—SUBSEQUENT EVENT
Amended Senior Secured Credit Facility
In April 2020, we amended our senior secured credit facility, which among other things, provides for: (i) a new $130 million incremental revolving credit facility, with the potential to increase the amount of such facility to $150 million if additional commitments are received on or before May 2020; (ii) substitution of the consolidated net leverage ratio covenant with a liquidity covenant (as defined in the agreement) for the fiscal quarters ending June 30, 2020 and September 30, 2020 that requires our consolidated liquidity be at least $500 million at the end of such fiscal quarters; (iii) substitution of consolidated EBITDA (as defined in the agreement) for the second and third quarters of 2020 with consolidated EBITDA from the second and third quarters of 2019, respectively, for purposes of calculating the consolidated net leverage ratio covenant for the fourth quarter of 2020 through the second quarter of 2021; (iv) adjustment of the applicable interest rate for delayed draw term loan A and existing revolving credit facility to 2.25% per annum for Eurodollar rate loans and 1.25% per annum for base rate loans; (v) adjustment of the commitment fee on the undrawn portion of the delayed draw term loan A and existing revolving credit facility to 0.50% per year; and (vi) temporary suspension of our ability to make certain voluntary restricted payments until (x) the date that we deliver our compliance certificate and annual financial statements for the fiscal year ending December 31, 2020 with respect to payments or prepayments of principal on, or redemptions, repurchases or acquisitions of certain of our indebtedness and (y) September 30, 2021 with respect to other voluntary restricted payments.
The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Eurodollar plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 1.75% per year on the undrawn portion available under the incremental revolving credit facility.

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2019 Annual Report on Form 10-K, as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, such as, for example, the risks and uncertainties posed by the global COVID-19 pandemic, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.
Executive Overview
In the first two months of 2020, our key pacing metrics indicated we would have another very successful year, with growth across our concerts, ticketing and sponsorship segments. Confirmed shows, ticket sales, and contracted sponsorship revenue were all up double-digits year-over-year. However, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. As a result, our first quarter results were materially impacted by these necessary actions. Our overall revenue for the quarter decreased by 21% to $1.4 billion on a reported basis, representing a 20% decline on a constant-currency basis. The revenue reduction was largely in our Concerts and Ticketing segments as a result of no shows occurring globally in the last half of March and ticket sales for future shows considerably slowing during the same period along with ticket refunds and show cancellations. We estimate the lost revenue impact from COVID-19 in the first quarter of 2020 to be approximately $435 million. Our operating loss for the quarter increased as compared to the first quarter of 2019 largely due to the COVID-19 impacts to our Concerts and Ticketing businesses totaling approximately $175 million, including $10 million of definite-lived intangible assets impairment charges. While this temporary disruption has had a material impact on our business, as the leading global live event and ticketing company we believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. We are actively taking steps to ensure that when it is safe for us to do so, we will be ready to ramp back up quickly and once again connect audiences to artists at the concerts they are looking forward to.
Our Concerts segment revenue decreased 25% on a reported basis, or 24% on a constant-currency basis, largely due to the impact of the global COVID-19 pandemic. Show count for the quarter was down 14% compared to last year while the number of fans attending our concert events decreased by 30% in the quarter to just over 10 million, with the biggest shortfalls in our arena and theater and club businesses. Concerts operating loss increased for the quarter largely due to lost business resulting from COVID-19 and from sunk costs associated with shows cancelled and rescheduled due to the pandemic. By the end of the first quarter of 2020, Concerts had processed cancellations on 1,500 shows, equating to 1.6 million tickets. Another 6,800 shows equating to approximately 13.4 million tickets had been postponed and were in the process of being rescheduled.

Our Ticketing segment revenue decreased 16% on a reported basis, or 15% on a constant-currency basis. The revenue decline largely came from a reduction in primary and secondary ticket sales globally as a result of the global COVID-19 pandemic. Fee-bearing tickets were down 13.8 million tickets for the quarter, a reduction of 28%. Operating results for the quarter declined, largely from the reduction in primary and resale activity as well as refunds processed or accrued for cancelled events for third-party clients.
Our Sponsorship & Advertising segment revenue increased by 20% on a reported basis, or 22% on a constant-currency basis. The growth was driven by higher sponsorship revenue in North America from new deals contracted in the past year and expanded ticketing integration projects and clients. There was a small impact to our Sponsorship business from the global COVID-19 pandemic resulting from the loss of some festival sponsorship expected in March.
We remain optimistic about the long-term potential of our Company and the unique power of live shows to unite people. We are currently focused on the welfare of our employees and taking steps to mitigate the financial impact of the shutdown. We are undertaking cost-savings initiatives across the organization, including salary reductions, hiring freezes, furloughs, as well as eliminating costs including the use of consultants, travel and entertainment and repairs and maintenance for our facilities. We are also protecting our liquidity by tightly managing cash outflows associated with all of our major expenditures: operating expenses, capital expenditures, and advances in both our ticketing and concert business. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage through the global COVID-19 and its impact on live events and provides us the flexibility to scale-up quickly when our shows re-start.

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
Recent Events
In July 2019, we entered into agreements to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”). We made our initial concentration notice filings with the regulatory authorities in Mexico in late August 2019 and received approval for the transaction in mid-April 2020. CIE shareholders approved the acquisition in September 2019. Closing of the transaction on the previously agreed terms is uncertain as we continue to evaluate the impact of the global COVID-19 pandemic on OCESA’s business and operations and our rights under the purchase agreements governing the transaction. We are currently in discussions with CIE and Grupo Televisa, S.A.B. regarding the timing and terms of the deal and have entered into a standstill agreement with them to facilitate those discussions. We have reserved all of our rights under the purchase agreements and applicable law in connection therewith.

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While our Concerts segment operates year-round traditionally, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related content. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.
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

Key Operating Metrics

	Three Months Ended March 31,
	2020	2019
	(in thousands except estimated events)
Concerts (1)
Events:
North America	4,790	5,675
International	2,277	2,532
Total estimated events	7,067	8,207
Fans:
North America	5,773	8,965
International	4,640	5,957
Total estimated fans	10,413	14,922
Ticketing (2)
Fee-bearing tickets	36,209	50,026
Non-fee-bearing tickets	55,260	67,115
Total estimated tickets	91,469	117,141
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
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds that occurred in the period and any cancellations during the period and up to the time of reporting of these financial statements.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2020
Concerts	$(161,131)	$2,360	$127	$72,216	$—	$(1,745)	$(88,173)
Ticketing	(15,860)	1,731	2	38,176	20,220	722	44,991
Sponsorship & Advertising	38,226	872	—	7,512	—	—	46,610
Other and Eliminations	(1,470)	—	1	53	(1,409)	—	(2,825)
Corporate	(32,435)	6,769	—	4,123	—	410	(21,133)
Total	$(172,670)	$11,732	$130	$122,080	$18,811	$(613)	$(20,530)
Three Months Ended March 31, 2019
Concerts	$(59,133)	$3,483	$(145)	$51,361	$—	$9,847	$5,413
Ticketing	42,615	1,494	(2)	37,390	18,713	194	100,404
Sponsorship & Advertising	32,181	610	—	7,074	—	—	39,865
Other and Eliminations	(104)	—	—	121	(1,476)	—	(1,459)
Corporate	(39,422)	7,618	—	2,966	—	—	(28,838)
Total	$(23,863)	$13,205	$(147)	$98,912	$17,237	$10,041	$115,385
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands)
Revenue	$993,393	$1,318,117	(25)%
Direct operating expenses	750,905	1,030,269	(27)%
Selling, general and administrative expenses	331,276	295,765	12%
Depreciation and amortization	72,216	51,361	41%
Loss (gain) on disposal of operating assets	127	(145)	*
Operating loss	$(161,131)	$(59,133)	*
Operating margin	(16.2%)	(4.5%)
AOI **	$(88,173)	$5,413	*
AOI margin **	(8.9%)	0.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue decreased $324.7 million during the three months ended March 31, 2020 as compared to the same period of the prior year. Excluding the decrease of $12.6 million related to currency impacts, revenue decreased $312.1 million, or 24%, primarily due to postponed and cancelled events during the first quarter of 2020 related to the global COVID-19 pandemic. Concerts had incremental revenue of $77.5 million from the acquisitions of concert promotion, venue management and merchandise businesses.
Operating results
The decrease in Concerts operating results for the three months ended March 31, 2020 was primarily driven by the reduction in revenue related to the global COVID-19 pandemic discussed above. Included in selling, general and administrative expenses for the three months ended March 31, 2020 is $26.0 million of expenses related to new acquisitions and new venues in the Concerts segment. In addition, we recorded a $10.1 million impairment charge in the first quarter of 2020 primarily associated with revenue-generating contract intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible assets were less than their carrying value as a result of the expected impacts from the global COVID-19 pandemic. There were no impairments of intangible assets recorded for the three months ended March 31, 2019.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands)
Revenue	$284,277	$337,642	(16)%
Direct operating expenses	104,413	111,749	(7)%
Selling, general and administrative expenses	157,546	145,890	8%
Depreciation and amortization	38,176	37,390	2%
Loss (gain) on disposal of operating assets	2	(2)	*
Operating income (loss)	$(15,860)	$42,615	*
Operating margin	(5.6%)	12.6%
AOI **	$44,991	$100,404	(55)%
AOI margin **	15.8%	29.7%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue decreased $53.4 million during the three months ended March 31, 2020 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to currency impacts, revenue decreased $52.2 million, or 15%, primarily due to a reduction in primary and resale ticket onsales and refunds for cancelled events for third-party clients during the first quarter of 2020 due to the global COVID-19 pandemic.
Operating results
The decrease in Ticketing operating results for the three months ended March 31, 2020 was primarily due to the reduction in ticket sales related to the global COVID-19 pandemic discussed above, without a proportionate reduction in direct operating expenses as credit card fees and other costs associated with processing refunds and responding to fan and ticketing client inquiries continued, along with higher compensation costs associated with headcount growth prior to the pandemic.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2020	2019
	(in thousands)
Revenue	$90,261	$75,078	20%
Direct operating expenses	21,536	13,386	61%
Selling, general and administrative expenses	22,987	22,437	2%
Depreciation and amortization	7,512	7,074	6%
Operating income	$38,226	$32,181	19%
Operating margin	42.4%	42.9%
AOI **	$46,610	$39,865	17%
AOI margin **	51.6%	53.1%
_______

**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue increased $15.2 million during the three months ended March 31, 2020 as compared to the same period of the prior year. Excluding the decrease of $1.2 million related to currency impacts, revenue increased $16.4 million, or 22%, primarily due growth in our national sponsorship programs in North America.
Operating results
The increase in Sponsorship & Advertising operating income for the three months ended March 31, 2020 was primarily driven by the higher sponsorship activity discussed above partially offset by higher fulfillment costs on certain sponsorship programs.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2020			2019
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,365,693	$14,998	$1,380,691	$1,727,828	(21)%	(20)%
Operating expenses:
Direct operating expenses	873,820	11,136	884,956	1,151,604	(24)%	(23)%
Selling, general and administrative expenses	514,021	4,523	518,544	464,866	11%	12%
Depreciation and amortization	122,080	782	122,862	98,912	23%	24%
Loss (gain) on disposal of operating assets	130	1	131	(147)	*	*
Corporate expenses	28,312	8	28,320	36,456	(22)%	(22)%
Operating loss	(172,670)	$(1,452)	$(174,122)	(23,863)	*	*
Operating margin	(12.6%)		(12.6%)	(1.4%)
Interest expense	43,999			36,515
Interest income	(4,473)			(2,548)
Equity in earnings of nonconsolidated affiliates	(2,572)			(3,144)
Other expense (income), net	4,628			(3,403)
Loss before income taxes	(214,252)			(51,283)
Income tax expense (benefit)	(3,330)			3,958
Net loss	(210,922)			(55,241)
Net loss attributable to noncontrolling interests	(26,138)			(2,797)
Net loss attributable to common stockholders of Live Nation	$(184,784)			$(52,444)
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests increased $23.3 million during the three months ended March 31, 2020 as compared to the same period of the prior year primarily related to lower worldwide operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during the first quarter of 2020 due to the global COVID-19 pandemic.
Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic is having on our business, and the uncertainty of the duration of current conditions globally, we are taking certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility, with the potential to increase the facility to $150 million if additional commitments are received by May 2020. The amendment also replaces our net leverage covenant with a liquidity covenant for the second and third quarters of 2020. Commencing with the fourth quarter of 2020 and continuing through the second quarter of 2021, the net leverage covenant will be calculated by substituting consolidated EBITDA (as defined in the amended credit agreement) from the second and third quarters of 2020 with consolidated EBITDA from the second and third quarters of 2019. As a result, we believe that this amendment will allow us the flexibility to manage our business through the disruption we will experience in 2020.

We have also launched a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions, with salaries for senior executives reduced by up to 50%, and our CEO voluntarily forgoing 100% of his salary for the duration of the salary reduction program. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing. We are also making use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are robust payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we expect to receive payroll support under the Employee Retention Credit for employers program established as part of the 2020 CARES Act.
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
Our balance sheet reflects cash and cash equivalents of $3.3 billion at March 31, 2020 and $2.5 billion at December 31, 2019. Included in the March 31, 2020 and December 31, 2019 cash and cash equivalents balances are $841.5 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.0 billion in cash and cash equivalents, excluding client cash, at March 31, 2020. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $3.7 billion and $3.3 billion at March 31, 2020 and December 31, 2019, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.9% at March 31, 2020.
Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in non-interest-bearing and interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is in interest-bearing funds consisting primarily of bank deposits and money market funds. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets, including those resulting from the global COVID-19 pandemic.
For our Concerts segment, we often receive cash related to ticket revenue in advance of the event, which is recorded in deferred revenue until the event occurs. In the United States, this cash is largely associated with events in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our owned or operated venues, as well as events in third-party venues associated with our promoter’s share of tickets in allocation markets. We do not otherwise generally hold cash for events being held in third-party venues. In the United States, most venues traditionally hold all the cash, and internationally either the venue holds all the cash or holds the portion of the cash associated with their ticket allocation. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. Artists are paid when the event occurs under one of several different formulas, which may include fixed guarantees and/or a percentage of tickets sales or event profits, net of any advance they have received. When an event is cancelled, any cash held in deferred revenue is reclassified to accrued expenses as those funds are typically refunded to the fan within 30 days of event cancellation. When a show is rescheduled, fans have the ability to request a refund if they do not want to attend the event on the new date, although historically we have had low levels of refund requests for rescheduled events.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts segment, which reports the majority of its revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions, including those resulting from the global COVID-19 pandemic. We expect cash flows from operations and borrowings under our amended senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
We may need to incur additional debt or issue equity to make other strategic acquisitions or investments. There can be no assurance that such financing will be available to us on acceptable terms or at all. We may make significant acquisitions in the near term, subject to limitations imposed by our financing agreements and market conditions.
The lenders under our revolving loans and counterparty to our interest rate hedge agreement consists of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets, including those resulting from the global COVID-19 pandemic. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should the counterparty to our interest rate hedge agreement default on its obligation, we could experience higher interest rate volatility during the period of any such default.
Sources of Cash
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds was used to pay fees of approximately $6.5 million, leaving approximately $393.5 million for general corporate purposes, including acquisitions.
In April 2020, we amended our senior secured credit facility, which among other things, provides for (i) a new incremental revolving credit facility, (ii) substitution of the consolidated net leverage ratio covenant with a liquidity covenant (as defined in the agreement) for the fiscal quarters ending June 30, 2020 and September 30, 2020, (iii) substitution of consolidated EBITDA (as defined in the agreement) for the second and third quarters of 2020 with consolidated EBITDA from the second and third quarters of 2019, respectively, for purposes of calculating the consolidated net leverage ratio covenant for the fourth quarter of 2020 through the second quarter of 2021, (iv) adjustment of the applicable interest rate on the undrawn portion of the delayed draw term loan A and existing revolving credit facility, (v) adjustment of the delayed draw term loan A and existing revolving credit facility commitment fees and (vi) temporary suspension of our ability to make certain voluntary restricted payments until (x) the date that we deliver our compliance certificate and annual financial statements for the fiscal year ending December 31, 2020 with respect to payments or prepayments of principal on, or redemptions, repurchases or acquisitions of certain of our indebtedness and (y) September 30, 2021 with respect to other voluntary restricted payments.
Amended Senior Secured Credit Facility
The amended senior secured credit facility provides for (i) a $400 million delayed draw term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility, with the potential to increase such facility to $150 million if additional commitments are received by May 2020. The delayed draw term loan A facility is available to be drawn until October 2021. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $985 million, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The revolving credit facility provides for borrowings up to $500 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of our tangible and intangible personal property and our domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 2.25% or a base rate plus 1.25%. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Eurodollar plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the existing revolving credit facility and delayed draw term loan A, 1.75% per year on the undrawn portion available under the incremental revolving credit facility and variable fees on outstanding letters of credit.

For the delayed draw term loan A, we are required to make quarterly payments at a rate ranging from 0.625% of the original principal amount during the first three years to 1.25% during the last two years, with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
There were no borrowings under the revolving credit facility as of March 31, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $66.9 million, $963.1 million was available for future borrowings from our delayed draw term loan A, revolving credit facility and incremental revolving credit facility (based on current commitments of $130 million).
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
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. The April 2020 amendment substitutes the consolidated net leverage ratio covenant for the fiscal quarters ending June 30, 2020 and September 30, 2020 with a liquidity covenant (as defined in the agreement) that requires our consolidated liquidity be at least $500 million at the end of such fiscal quarters. For fiscal quarters ending after September 30, 2020, the consolidated net leverage covenant requires us to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the amended credit agreement) of 5.50x over the trailing four consecutive quarters, except for the calculations for the fourth quarter of 2020 through the second quarter of 2021, the consolidated EBITDA for the second and third quarters of 2020 will be substituted with the consolidated EBITDA for the second and third quarters of 2019, respectively. The consolidated total leverage ratio will reduce to 5.25x on December 31, 2021.
The indentures governing our 4.75% senior notes, 4.875% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.

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
As of March 31, 2020, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior notes and convertible senior notes. We expect to remain in compliance with all of these debt covenants throughout 2020.
Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2020, we used $32.5 million of cash primarily for the acquisitions of a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $63.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the three months ended March 31, 2019, we used $9.9 million of cash primarily for the acquisitions of a concert promotion business located in Canada and a festival promotion business located in Finland. As of the date of acquisition, the acquired businesses had a total of $16.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Maintenance capital expenditures	$30,447	$24,537
Revenue generating capital expenditures	43,387	37,216
Total capital expenditures	$73,834	$61,753
Total capital expenditures during the first three months of 2020 increased from the same period of the prior year primarily due to maintenance expenditures for certain venue-related projects.
We currently expect capital expenditures to be approximately $200 million for the full year of 2020.

Cash Flows

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$631,675	$469,050
Investing activities	$(122,371)	$(84,870)
Financing activities	$382,422	$(71,491)
Operating Activities
Cash provided by operating activities increased $162.6 million for the three months ended March 31, 2020 as compared to the same period of the prior year. During the first three months of 2020, our accounts receivable decreased, we received more cash for future events, and the increase in prepaid expenses was lower due to the timing of cash receipts and payments when compared to the same period of the prior year. These amounts were offset by lower net cash-related income in 2020 and a larger decrease in event-related accrued expenses due to timing of payments.

Investing Activities
Cash used in investing activities increased $37.5 million for the three months ended March 31, 2020 as compared to the same period of the prior year primarily due to higher purchases of property, plant and equipment and cash paid for acquisitions. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities was $382.4 million for the three months ended March 31, 2020 as compared to cash used in financing activities of $71.5 million in the same period of the prior year primarily due to higher net proceeds in 2020 from debt refinancing and lower distributions to noncontrolling interest partners in 2020.
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year-over-year, although annual results may not be impacted. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $39.7 million for the three months ended March 31, 2020. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2020 by $4.0 million. As of March 31, 2020, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2020, we had forward currency contracts outstanding with a notional amount of $121.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $3.8 billion of total debt, excluding debt discounts and issuance costs, outstanding as of March 31, 2020, of which $3.3 billion was fixed-rate debt and $0.5 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2020, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2020 with no subsequent change in rates for the remainder of the period.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020.
Impacts to our critical accounting policies and estimates are discussed below and in Part I—Financial Information—Item 1. Financial Statements—Note 3—Long-Lived Assets.
Goodwill

We currently have seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment. We review goodwill for impairment annually, as of October 1, using a two-step process. As such, we completed our annual review last quarter and, as reported in our December 31, 2019 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units.
We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. The rapid and severe impacts of COVID-19, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues in mid-March. As such actions will have a material impact on our cash flows during the temporary suspension of operations, we performed a qualitative review to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value.
This qualitative review used an assessment of relevant events and circumstances such as recent historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment. Inherent in such assessments are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market influences and valuations, and assumptions about our near-term and strategic plans with regard to our operations. This included our expectations of the timing for resuming operations, including the differences in that timing worldwide and the rescheduling efforts for our events, as well as our current aggressive cost-savings and cash management programs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
Specifically, the assessment included updating recent quantitative tests for current discount rates and financial results and forecasts, and performing tests of model sensitivities to changes in discount rates, revenue and terminal growth rates and market multiples, and in some cases margin, which are the most significant assumptions. As a result of the interim assessment, we concluded that, as of March 31, 2020, no conditions existed that would more likely than not reduce the fair value of any of our reporting units below its carrying amount and therefore that we do not believe that our goodwill is impaired. Our Artist Management and Artist Services reporting units continue to be more sensitive than our other reporting units. We are unable to predict how long the impacts from COVID-19 will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments.

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
Based on their evaluation as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting given that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact to their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 8—Commitments and Contingent Liabilities.
Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. In addition to our discussion in our Consolidated Financial Statements and the related notes, MD&A, and other sections of this report to address effects of the COVID-19 pandemic, we have provided an additional risk factor regarding COVID-19 below. As discussed below, the impact of COVID-19 can also exacerbate other risks discussed in the Risk Factors section of our 2019 Form 10-K and this report, which could in turn have a material negative effect on us. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
The COVID-19 pandemic has had, and is likely to continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, restrictions or new operational requirements in place or that result once our operations recommence, the state of the global economy as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are unknowable at this time.
In mid-March 2020, as the unprecedented impact of the COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe have similarly shut down. Each of our segments—Concerts, Sponsorship & Advertising and Ticketing—depends on live music and sporting events in order to generate most of its revenue, whether through promotion of music tours or the operation of venues that host concerts, sales of sponsorship and advertising for such venues or show activity, or ticketing of concerts and sporting events; until such time as these events recommence, our revenue will be minimal.
We have never previously experienced a complete cessation of our live music operations, and as a result, our ability to gauge the impact of such a cessation on our company and its future prospects is uncertain. Due to the unprecedented nature of the COVID-19 pandemic and its impacts on our business, our ability to forecast our cash inflows is hampered, and therefore our focus is on forecasting and managing operating costs and cash outflows against our overall liquidity position. At this time, it is impossible to know or predict when events will once again be held, as national and local governments around the world have placed various restrictions on gatherings of people and implemented social distancing requirements that do not currently permit the holding of these events, or what restrictions will be placed on events once they recommence at various points in time in the 40 countries in which we operate.
The company faces ancillary risks and uncertainties arising from the COVID-19 pandemic in addition to the current shutdown of its revenue-generating operations. Many of these risks and uncertainties are more fully described in Part I—Item 1A.—Risk Factors of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, whether or not such risk factors identify the COVID-19 pandemic as the underlying cause, and many extend beyond the duration of the current shutdown due to the uncertainty as to how the live music and sporting industries, and the world in general, will change in the short and long term as a result of the pandemic. The risks and uncertainties described herein should be read in conjunction with those set forth in the 10-K. Such additional or attendant risks and uncertainties include, among other things:
•the impact of any lingering economic downturn or recession resulting from the pandemic, including without limitation any reduction in discretionary spending or confidence for both consumers and sponsors/advertisers, such as a decline in ticket sales, attendance and revenue that the company has generally avoided in prior economic slowdowns but experienced during and after the global financial crisis largely, in 2010;
•the increased risk of litigation in the current and future environment, such as recently-filed lawsuits challenging the aspects of the company’s ticket refund policies and procedures;
•a reduction in the profitability of our operations when concerts resume, whether due to increased operating costs of complying with governmental restrictions or safety precautions and protocols voluntarily undertaken, such as the need to supply personal protective equipment or conduct health screenings at points of ingress, or due to a reduction in revenue arising from such precautions, such as the potential that venues may not be able to be filled to capacity due to spacing and social distancing limitations in place at such time;

•potential decreased willingness of artists to tour, or impracticability of touring due to varying restrictions from jurisdiction to jurisdiction, including the possibility that national or sub-national borders are closed to travel;
•potential changes to consumer preferences for consumption of live music or sporting events due to fears of, or restrictions on, large gatherings;
•some customers of our ticketing business may not receive refunds for ticket purchases if the venue/client hosting the impacted event is unable or unwilling to return the funds;
•loss of ticketing clients due to the economic impacts of the pandemic whereby they are no longer in operation, reducing the number of events to which our ticketing business can sell tickets;
•the inability to pursue expansion opportunities or acquisitions due to capital constraints;
•the future availability or increased cost of insurance coverage;
•a potential shift away from live events by sponsors and advertisers; and
•the incurrence of additional expenses related to compliance, precautions and management of our company during and after this period.

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on the company are not knowable or quantifiable at this time. The COVID-19 pandemic may endure for an unknown period of time, and the after-effects could linger. The potential also exists for further waves of the pandemic after the current wave of infections subsides. Different jurisdictions will lift social distancing guidelines and restrictions on gatherings of people at different times, and will have different rules in place thereafter. The longer the duration of the COVID-19 pandemic, and the greater the ancillary and lingering effects, the greater the material negative impact on the company and its results of operations will be.
In addition, due to the reduction in cash flows we have experienced and are likely to experience in the future from the COVID-19 pandemic, we have proactively taken a number of steps to enhance our liquidity position, including our cost-savings and cash management programs described in Item 1.—Financial Statements—Note 2—Impact of the Global COVID-19 Pandemic and the amendments we made to our senior secured credit facility described in Item 1.—Financial Statements—Note 12—Subsequent Event.
Our decreased cash flows have heightened and intensified the risks described under the “Risks Relating to Our Leverage” section of the risk factors in our 10-K. While the amendments to our senior secured credit facility relieved some of the pressure on the consolidated net leverage covenant therein, which requires us to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the credit agreement), there can be no assurances that we will remain in compliance with this or other covenants in our debt and credit instruments, or that we would be able to obtain waivers or amendments in order to avoid default.
We will continue to evaluate and explore additional mechanisms to attempt to ensure that we have adequate capital to fund our business, including through the issuance and sale of additional debt or equity securities. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. Due to potential liquidity concerns caused by COVID-19, in March 2020, Moody’s downgraded our Corporate Family Ratings and S&P placed the company’s credit ratings on CreditWatch with negative implications. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2020	—	—
February 2020	50,327	$69.21
March 2020	98,795	$40.24
	149,122

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.
Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2020.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)