Form 10-K/A
period 2019-12-31
Live Nation Entertainment, Inc.
filed 2020-06-30
CIK 1335258

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
On February 20, 2020, there were 214,531,042 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,575,284 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, filed on April 23, 2020, were incorporated by reference into Part III of our Annual Report on Form 10-K for the year ended December 31, 2019, filed on February 27, 2020.

Explanatory Note
On February 27, 2020, Live Nation Entertainment, Inc. (“Live Nation” or the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Form 10-K”).
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Live Nation is being filed solely to amend Item 15(c) to include the separate financial statements of Venta de Boletos por Computadora, S.A. de C.V. ("VBC") as required under Rule 3-09 of Regulation S-X. The financial statements of VBC for its fiscal year ended December 31, 2019 were not available at the time the Company filed the Original Form 10-K. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.
Item 15(c) is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. Other than as described in this explanatory note, Amendment No. 1 does not change any other information set forth in the Original Form 10-K or the exhibits thereto. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, a signature page, the accountants’ consent for VBC, certifications and the cover page interactive data file required to be filed as exhibits hereto. The information contained in this Amendment No. 1 does not reflect events occurring subsequent to the filing of the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on February 27, 2020:
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Changes in Equity for the Years Ended December 31, 2019, 2018 and 2017
Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017
Notes to Consolidated Financial Statements
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2019, 2018 and 2017 is filed as part of Item 15 of the Company’s Annual Report on Form 10-K filed on February 27, 2020 and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)3. Those exhibits required by Item 601 of Regulation S-K
EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018
2.2	Stock Purchase Agreement dated July 24, 2019, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.1	10/31/2019
2.3	Stock Purchase Agreement dated July 24, 2019, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A.de R.L. de C.V., the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc., the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.2	10/31/2019
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
4.1	Amended and Restated Rights Agreement, dated as of December 18, 2015, between Live Nation Entertainment, Inc. and Computershare Inc.	8-K	001-32601	4.1	12/24/2015
4.2	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.3	Form of Right Certificate.	8-K	001-32601	4.3 (Annex B)	12/23/2005
4.4	Description of Securities.	10-K	001-32601	4.4	2/27/2020
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.8 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016
10.10 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016
10.11 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.12 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017
10.13 §	Performance Share Award Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.2	12/18/2017
10.14 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017
10.15 §	Performance Share Award Agreement entered into December 19, 2017, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.2	12/20/2017
10.16 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017
10.17 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Elizabeth K. (Kathy) Willard.	8-K	001-32601	10.4	12/20/2017
10.18 §	Employment Agreement, effective December 17, 2007, by and between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008
10.19 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009
10.20 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010
10.21 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017
10.22	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.23	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.24	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.25	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.26	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.27	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018
10.28	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.29	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012
10.30	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014
10.31	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014
10.32	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.33	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015
10.34	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015
10.35	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017
10.36	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017
10.37	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018
10.38	Eighth Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.38	2/27/2020
10.39	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014
10.40	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017
10.41	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017
10.42	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018
10.43	Third Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/27/2020
10.44	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.45	First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.45	2/27/2020
10.46	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith
10.47	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	2/27/2020
21.1	Subsidiaries of the Company.	10-K	001-32601	21.1	2/27/2020
23.1	Consent of Ernst & Young LLP.	10-K	001-32601	23.1	2/27/2020
23.2	Consent of PricewaterhouseCoopers S.C.					X
24.1	Power of Attorney (see signature page 113 of 10-K).	10-K	001-32601		2/27/2020
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
99.1	Financial statements of Venta de Boletos por Computadora, S.A. de C.V.					X
101.INS	XBRL Instance Document - This instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	10-K	001-32601	101.INS	2/27/2020
101.SCH	XBRL Taxonomy Schema Document.	10-K	001-32601	101.SCH	2/27/2020
101.CAL	XBRL Taxonomy Calculation Linkbase Document.	10-K	001-32601	101.CAL	2/27/2020
101.DEF	XBRL Taxonomy Definition Linkbase Document.	10-K	001-32601	101.DEF	2/27/2020
101.LAB	XBRL Taxonomy Label Linkbase Document.	10-K	001-32601	101.LAB	2/27/2020
101.PRE	XBRL Taxonomy Presentation Linkbase Document.	10-K	001-32601	101.PRE	2/27/2020
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).					X

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
The financial statements included in Exhibit 99.1 for the years ended December 31, 2019, 2018 and 2017 are filed as part of Item 15 of the Company's Annual Report filed on February 27, 2020 and should be read in conjunction with the Company's consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2020.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer