Form 10-Q
period 2020-06-30
Live Nation Entertainment, Inc.
filed 2020-08-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 29, 2020, there were 217,254,777 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 5,125,963 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,290,052	$2,470,362
Accounts receivable, less allowance of $69,778 and $50,516, respectively	618,580	994,606
Prepaid expenses	446,062	667,044
Restricted cash	10,313	3,880
Other current assets	68,187	57,007
Total current assets	4,433,194	4,192,899
Property, plant and equipment, net	1,121,665	1,117,932
Operating lease assets	1,420,649	1,402,019
Intangible assets
Definite-lived intangible assets, net	936,837	870,141
Indefinite-lived intangible assets	368,762	368,954
Goodwill	2,012,641	1,998,498
Long-term advances	877,580	593,699
Other long-term assets	450,972	431,473
Total assets	$11,622,300	$10,975,615
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$835,981	$1,005,888
Accounts payable	124,806	100,237
Accrued expenses	1,088,153	1,391,486
Deferred revenue	1,157,311	1,391,032
Current portion of long-term debt, net	63,885	37,795
Current portion of operating lease liabilities	119,473	121,950
Other current liabilities	102,687	59,211
Total current liabilities	3,492,296	4,107,599
Long-term debt, net	4,831,088	3,271,262
Long-term operating lease liabilities	1,412,190	1,374,481
Long-term deferred income taxes	177,749	178,173
Other long-term liabilities	691,219	130,648
Commitments and contingent liabilities
Redeemable noncontrolling interests	334,228	449,498
Stockholders' equity
Common stock	2,125	2,113
Additional paid-in capital	2,295,069	2,245,619
Accumulated deficit	(1,704,599)	(949,334)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(243,805)	(145,713)
Total Live Nation stockholders' equity	341,925	1,145,820
Noncontrolling interests	341,605	318,134
Total equity	683,530	1,463,954
Total liabilities and equity	$11,622,300	$10,975,615

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Revenue	$74,084	$3,157,009	$1,439,777	$4,884,837
Operating expenses:
Direct operating expenses	194,557	2,327,414	1,068,377	3,479,018
Selling, general and administrative expenses	323,352	513,497	837,373	978,363
Depreciation and amortization	122,767	103,826	244,847	202,738
Loss (gain) on disposal of operating assets	559	(101)	689	(248)
Corporate expenses	20,916	40,787	49,228	77,243
Operating income (loss)	(588,067)	171,586	(760,737)	147,723
Interest expense	52,689	36,792	96,688	73,307
Interest income	(2,429)	(3,818)	(6,902)	(6,366)
Equity in losses (earnings) of nonconsolidated affiliates	6,613	(5,828)	4,041	(8,972)
Other income, net	(5,173)	(430)	(545)	(3,833)
Income (loss) before income taxes	(639,767)	144,870	(854,019)	93,587
Income tax expense (benefit)	(29,183)	28,750	(32,513)	32,708
Net income (loss)	(610,584)	116,120	(821,506)	60,879
Net income (loss) attributable to noncontrolling interests	(43,067)	12,765	(69,205)	9,968
Net income (loss) attributable to common stockholders of Live Nation	$(567,517)	$103,355	$(752,301)	$50,911

Basic net income (loss) per common share available to common stockholders of Live Nation	$(2.67)	$0.43	$(3.62)	$0.12
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(2.67)	$0.41	$(3.62)	$0.11

Weighted average common shares outstanding:
Basic	211,693,923	209,998,048	211,371,109	209,456,196
Diluted	211,693,923	219,977,612	211,371,109	219,107,351

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(567,517)	$103,355	$(752,301)	$50,911
Accretion of redeemable noncontrolling interests	1,595	(13,515)	(12,945)	(25,827)
Net income (loss) available to common stockholders of Live Nation—basic	(565,922)	89,840	(765,246)	25,084
Convertible debt interest, net of tax	—	86	—	—
Net income (loss) available to common stockholders of Live Nation—diluted	$(565,922)	$89,926	$(765,246)	$25,084

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$(610,584)	$116,120	$(821,506)	$60,879
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	(5,765)	—	(36,596)	—
Realized loss on cash flow hedge	1,353	—	1,353	—
Foreign currency translation adjustments	19,933	(671)	(62,849)	(3,560)
Comprehensive income (loss)	(595,063)	115,449	(919,598)	57,319
Comprehensive income (loss) attributable to noncontrolling interests	(43,067)	12,765	(69,205)	9,968
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(551,996)	$102,684	$(850,393)	$47,351

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2020	211,834,739	$2,118	$2,260,509	$(1,137,082)	$(6,865)	$(259,326)	$371,478	$1,230,832	$443,606
Non-cash and stock-based compensation	—	—	38,538	—	—	—	—	38,538	—
Common stock issued under stock plans, net of shares withheld for employee taxes	79,079	1	(217)	—	—	—	—	(216)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	609,329	6	(4,734)	—	—	—	—	(4,728)	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	17	—	—	—	—	17	—
Acquisitions	—	—	—	—	—	—	4,157	4,157	751
Divestitures	—	—	—	—	—	—	593	593	—
Purchases of noncontrolling interests	—	—	(454)	—	—	—	—	(454)	(89,779)
Redeemable noncontrolling interests fair value adjustments	—	—	1,595	—	—	—	—	1,595	(1,595)
Contributions received	—	—	—	—	—	—	1,391	1,391	—
Cash distributions	—	—	—	—	—	—	(7,915)	(7,915)	(3,287)
Other	—	—	(185)	—	—	—	(501)	(686)	1
Comprehensive loss:
Net loss	—	—	—	(567,517)	—	—	(27,598)	(595,115)	(15,469)
Unrealized loss on cash flow hedge	—	—	—	—	—	(5,765)	—	(5,765)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,353	—	1,353	—
Foreign currency translation adjustments	—	—	—	—	—	19,933	—	19,933	—
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	50,279	—	—	—	—	50,279	—
Common stock issued under stock plans, net of shares withheld for employee taxes	341,249	3	(7,665)	—	—	—	—	(7,662)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	919,836	9	1,719	—	—	—	—	1,728	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	35,322	35,322	11,899
Divestitures	—	—	—	—	—	—	593	593	—
Purchases of noncontrolling interests	—	—	(6,939)	—	—	—	(1,032)	(7,971)	(96,190)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(12,945)	—	—	—	—	(12,945)	12,945
Contributions received	—	—	—	—	—	—	1,467	1,467	—
Cash distributions	—	—	—	—	—	—	(12,683)	(12,683)	(13,632)
Other	—	—	(185)	—	—	—	(445)	(630)	1
Comprehensive loss:
Net loss	—	—	—	(752,301)	—	—	(38,912)	(791,213)	(30,293)
Unrealized loss on cash flow hedge	—	—	—	—	—	(36,596)	—	(36,596)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,353	—	1,353	—
Foreign currency translation adjustments	—	—	—	—	—	(62,849)	—	(62,849)	—
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2019	209,857,816	$2,099	$2,267,761	$(1,071,667)	$(6,865)	$(148,120)	$197,186	$1,240,394	$343,029
Non-cash and stock-based compensation	—	—	11,754	—	—	—	—	11,754	—
Common stock issued under stock plans, net of shares withheld for employee taxes	60,223	—	(959)	—	—	—	—	(959)	—
Exercise of stock options	167,776	2	2,525	—	—	—	—	2,527	—
Conversion of convertible debt	824,328	—	28,586	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	25,194	25,194	32,322
Redeemable noncontrolling interests fair value adjustments	—	—	(13,515)	—	—	—	—	(13,515)	13,515
Contributions received	—	—	—	—	—	—	8,324	8,324	—
Cash distributions	—	—	—	—	—	—	(6,172)	(6,172)	(7,317)
Other	—	—	(142)	—	—	—	(77)	(219)	172
Comprehensive income (loss):
Net Income	—	—	—	103,355	—	—	9,158	112,513	3,607
Foreign currency translation adjustments	—	—	—	—	—	(671)	—	(671)	—
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	24,992	—	—	—	—	24,992	—
Common stock issued under stock plans, net of shares withheld for employee taxes	312,857	3	(10,262)	—	—	—	—	(10,259)	—
Exercise of stock options	637,377	7	10,192	—	—	—	—	10,199	—
Conversion of convertible debt	824,328	—	28,586	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	26,168	26,168	39,303
Purchases of noncontrolling interests	—	—	270	—	—	—	(270)	—	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(25,827)	—	—	—	—	(25,827)	25,827
Contributions received	—	—	—	—	—	—	8,324	8,324	—
Cash distributions	—	—	—	—	—	—	(52,115)	(52,115)	(11,258)
Other	—	—	(150)	—	—	—	(1,261)	(1,411)	2,597
Comprehensive income (loss):
Net income	—	—	—	50,911	—	—	9,005	59,916	963
Foreign currency translation adjustments	—	—	—	—	—	(3,560)	—	(3,560)	—
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(821,506)	$60,879
Reconciling items:
Depreciation	122,825	106,015
Amortization	122,022	96,723
Amortization of non-recoupable ticketing contract advances	32,126	34,267
Deferred income tax benefit	(12,316)	(456)
Amortization of debt issuance costs and discounts	14,856	10,828
Non-cash compensation expense	50,270	24,926
Unrealized changes in fair value of contingent consideration	(24,789)	5,821
Provision for uncollectible accounts receivable	25,764	5,615
Other, net	(2,609)	922
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	363,079	(256,575)
Increase in prepaid expenses and other assets	(50,493)	(380,285)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(807,552)	5,880
Increase in deferred revenue	597,963	578,763
Net cash provided by (used in) operating activities	(390,360)	293,323
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(11,457)	(13,931)
Collections of notes receivable	12,782	5,337
Investments made in nonconsolidated affiliates	(8,150)	(28,931)
Purchases of property, plant and equipment	(142,509)	(135,940)
Cash paid for acquisitions, net of cash acquired	(37,471)	(87,595)
Purchases of intangible assets	(5,594)	(20,614)
Other, net	1,758	20
Net cash used in investing activities	(190,641)	(281,654)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,602,097	558
Payments on long-term debt	(11,087)	(21,933)
Distributions to noncontrolling interests	(26,315)	(63,373)
Purchases and sales of noncontrolling interests, net	(88,191)	(1,463)
Proceeds from exercise of stock options	11,406	10,199
Taxes paid for net share settlement of equity awards	(17,339)	(10,259)
Payments for deferred and contingent consideration	(9,940)	(19,962)
Other, net	1,467	8,323
Net cash provided by (used in) financing activities	1,462,098	(97,910)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54,974)	(6,983)
Net increase (decrease) in cash, cash equivalents, and restricted cash	826,123	(93,224)
Cash, cash equivalents and restricted cash at beginning of period	2,474,242	2,378,203
Cash, cash equivalents and restricted cash at end of period	$3,300,365	$2,284,979

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, as amended by the Form 10-K/A filed with the SEC on June 30, 2020.
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, our Concerts and Sponsorship & Advertising segments experience higher revenue during the second and third quarters. Our Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Because of these factors, the results to date are not necessarily indicative of the results expected for the full year. Due to the unprecedented stoppage of concert and other events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.
Cash, Cash Equivalents and Restricted Cash
Included in the June 30, 2020 and December 31, 2019 cash and cash equivalents balance is $744.7 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first six months of 2020, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions were not significant either on an individual basis or in the aggregate.
During the first six months of 2020, we acquired the remaining redeemable noncontrolling interests of certain subsidiaries and settled certain contingent consideration obligations in exchange for debt obligations totaling $20.9 million which are reflected in current portion of long-term debt, net on our consolidated balance sheets. These non-cash transactions have not been reflected as cash flows from financing activities within our consolidated statements of cash flows.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of June 30, 2020, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first six months of 2020 and 2019.
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

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC
The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our live event business. We initially saw event restrictions in Asia and parts of Europe. Beginning in March, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position.
Operating Results
Our second quarter and six-month results were materially impacted by these necessary actions. Our overall revenue for the quarter decreased by 98% to $74.1 million and for the six months decreased by 71% to $1.4 billion. The revenue reduction was across all of our segments as a result of few shows occurring globally beginning in the last half of March and low ticket sales for future shows during the same period, along with the impact of ticket refunds and show cancellations. We estimate the lost revenue impact from the global COVID-19 pandemic in the second quarter and first six months of 2020 to be approximately $2.9 billion and $3.3 billion, respectively. Our operating results for the second quarter and six months decreased as compared to the same periods of 2019 largely due to the global COVID-19 pandemic impacts to our business, totaling approximately $755 million and $879 million, respectively, including $12.1 million of definite-lived intangible assets impairment charges for the first six months of 2020.
The revenue recognized in our Concerts segment in the first six months of 2020 included the results of all the shows that occurred prior to the stoppage of events in mid-March. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by June 30, 2020, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first six months have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $180.0 million in Concerts for refunds that may occur in the future based on the limited amount of data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue or other long-term liabilities to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Deferred revenue for tickets sold for shows expected to occur after June 30, 2021 totaled $486 million and are reflected in other long-term liabilities on our consolidated balance sheets.
By the end of the second quarter of 2020, we had cancelled nearly 3,900 concerts impacted by the stoppage of events starting in mid-March of this year, equating to approximately 12 million tickets, and have refunded or are in the process of refunding these tickets. In addition, we had nearly 6,400 shows equating to approximately 22 million tickets, that have been postponed and rescheduled into 2021 or were in the process of being rescheduled at the end of the second quarter.
The revenue recognized in our Ticketing segment in the first six months of 2020 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows, both during the first six months and up to the time of the filing of these financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate. By the end of the second quarter of 2020 and through the time of this filing, Ticketing had processed or accrued for cancellations or refunds on 17.2 million tickets.
For events that are cancelled, our standard policy is to refund the fan within 30 days, though subject to regulations in various markets and in some cases at the discretion of venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, government regulations which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows, have been put in place or drafted. The volume and pace of cash refunds could have a material negative effect on our liquidity and capital resources.
The length and severity of the reduction in live events due to the pandemic is uncertain; accordingly, we expect the negative impact to continue through the remainder of the year. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall United States and global economies. We believe the ongoing effects of the global COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak. We have never previously experienced a complete cessation of our live events and unprecedented reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of such a cessation is uncertain and we are unable to estimate the impact on our business, financial condition or near- or longer-term financial or operational results.
Cash and available liquidity
We amended our senior secured credit facility in April 2020 and further amended it in July 2020 which, among other things, substitutes our net leverage covenant under our existing senior secured credit facility with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. These amendments will allow us the flexibility to manage our business through the disruption that we will experience in 2020.
In addition, we added a new incremental revolving credit facility of $130 million, extending our undrawn debt capacity. Following this increase, we have approximately $965.5 million in available debt capacity, including $400 million in undrawn term loan A capacity and $565.5 million in available revolver capacity, net of outstanding letters of credit. Finally, in May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs.
As of June 30, 2020, our total cash and cash equivalents balance was $3.3 billion, which included $745 million of ticketing client cash. This cash, net of client cash, together with our now available debt capacity of $965.5 million, we believe gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the timing of shows in 2020 and expected substantial volume of on-sales for 2021 shows later in the second half of this year, we expect this number to remain above seasonally normal levels throughout this year.
Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of June 30, 2020. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.
Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 50%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
We are also making full use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are robust payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we have filed for payroll support under the Employee Retention Credit program established as part of the 2020 CARES Act and expect to receive additional support in the second half of the year. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
We are further protecting our cash outflows by reducing advances in both our ticketing and concert businesses, re-assessing all capital expenditure projects and evaluating all other cash deployment activities. As a result of these initiatives and government support programs, we are now targeting $800 million in cost reductions in 2020 and the elimination or deferral into 2021 of $1.4 billion in cash outflows, which primarily includes the cost reductions along with lower capital expenditures, acquisition payments, and concert and ticketing advances. With these additional savings, our operational cash burn rate is now expected to average $125 million per month from April to December of 2020. Adding in the rest of our cash outflows for non-operational items gives us a cash burn rate of an expected average of $185 million per month from April through the end of

2020. We believe this aggressive cost and cash management program, combined with a strong liquidity profile, positions us to manage through the global COVID-19 pandemic related hold on show activity and provides the flexibility to scale up quickly when shows restart.
Based on these actions and assumptions regarding the impact of the global COVID-19 pandemic, we believe that we will be able to generate sufficient liquidity to satisfy our obligations for the next twelve months and remain in compliance with our existing debt covenants throughout 2020 prior to giving effect to any additional financing that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our live events and the magnitude, duration and speed of the global pandemic is unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Planning for a Return to Business
We are currently planning for the health and safety of our employees as they return to work in our offices in the future and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear consensus that the time is right to do so, and then in appropriate numbers with expanded cleaning and social distancing protocols. Similarly, we are planning for the resumption of concerts when the time is right. We will let the facts and science tell us when we should start putting on concerts again. We recognize the experience at our venues will change when concerts start back up, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. Recent fan surveys indicate that the demand will be there when the shows return, with nearly 90% of fans expecting to attend concerts again once the pandemic is over. We expect the re-opening of concerts will happen on a market by market basis, and given we operate in 40 countries globally, the timelines will vary from starting now to not for several months or beyond.
While this disruption has had a material impact on our business, as the leading global live event and ticketing company we believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. We are actively taking steps to ensure that when the time is right for us to do so, we will be ready to ramp back up quickly and once again connect audiences to artists at the concerts they are looking forward to.

NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our concert events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements with terms ranging from 5 to 25 years. Many of our definite-lived intangible assets are based on revenue-generating contracts, and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses and these businesses are experiencing similar impacts to their operations, in line with what we are seeing from the pandemic. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets which are discussed below.
The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels through the remainder of the year. We expect that most global tours will resume and larger venues will reopen in the following year and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events and unprecedented reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of such a cessation is uncertain. As a result, the underlying assumptions used in our impairment assessments could change resulting in future impairment charges.

Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2020	2019
	(in thousands)
Land, buildings and improvements	$1,236,564	$1,181,876
Computer equipment and capitalized software	853,184	800,990
Furniture and other equipment	414,911	380,174
Construction in progress	138,648	176,275
	2,643,307	2,539,315
Less accumulated depreciation	1,521,642	1,421,383
	$1,121,665	$1,117,932

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2020:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Venue management & leaseholds	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2019:
Gross carrying amount	$700,557	$527,490	$152,935	$149,586	$87,338	$25,219	$1,643,125
Accumulated amortization	(402,022)	(203,361)	(56,416)	(42,699)	(54,220)	(14,266)	(772,984)
Net	298,535	324,129	96,519	106,887	33,118	10,953	870,141
Gross carrying amount:
Acquisitions—current year	37,927	164,884	12	8,695	4,537	—	216,055
Acquisitions—prior year	(228)	—	—	770	—	—	542
Foreign exchange	(16,646)	(11,481)	(5,235)	(2,341)	(860)	4	(36,559)
Other (2)	(19,851)	(83,256)	—	(2,962)	(15,901)	(7,823)	(129,793)
Net change	1,202	70,147	(5,223)	4,162	(12,224)	(7,819)	50,245
Accumulated amortization:
Amortization	(46,777)	(40,140)	(8,295)	(8,815)	(14,295)	(3,700)	(122,022)
Foreign exchange	3,124	3,056	590	1,128	660	(15)	8,543
Other (2)	19,851	83,255	—	2,962	15,892	7,970	129,930
Net change	(23,802)	46,171	(7,705)	(4,725)	2,257	4,255	16,451
Balance as of June 30, 2020:
Gross carrying amount	701,759	597,637	147,712	153,748	75,114	17,400	1,693,370
Accumulated amortization	(425,824)	(157,190)	(64,121)	(47,424)	(51,963)	(10,011)	(756,533)
Net	$275,935	$440,447	$83,591	$106,324	$23,151	$7,389	$936,837
______________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business, a festival promotion business and a ticketing business, all located in the United States.

The 2020 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	9
Client/vendor relationships	8
Trademarks and naming rights	1
Venue management and leaseholds	7
Technology	1
All categories	8
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2020, we reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the six months ended June 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $12.1 million as a component of depreciation and amortization. These impairment charges primarily related to intangible assets for revenue-generating contracts in the Concerts segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value. There were no significant impairment charges recorded during the six months ended June 30, 2019.
Amortization of definite-lived intangible assets for the three months ended June 30, 2020 and 2019 was $57.8 million and $49.5 million, respectively, and for the six months ended June 30, 2020 and 2019 was $122.0 million and $96.7 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at June 30, 2020:

(in thousands)
July 1 - December 31, 2020	$105,854
2021	$178,684
2022	$147,862
2023	$125,121
2024	$108,185

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
We review goodwill for impairment annually, as of October 1. As such, we completed our annual review in the fourth quarter of 2019 and, as reported in our December 31, 2019 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units.
The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigating the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to cease all tours and to close our venues in mid-March. As such actions will continue to have a material impact on our cash flows during the suspension of operations, we have performed qualitative and sensitivity reviews to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. These qualitative and sensitivity reviews included discounted cash flow model sensitivity analyses, and a consideration of the impact from changes in financial forecasts, discount rates and carrying values. The conclusion for all reporting units was that no impairment trigger existed that would require a further quantitative analysis during the six months ended June 30, 2020. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments resulting in future impairment charges.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2019:
Goodwill	$1,226,057	$766,263	$441,541	$2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	790,694	766,263	441,541	1,998,498

Acquisitions—current year	40,488	2,244	—	42,732
Acquisitions—prior year	(6,412)	—	7,165	753
Foreign exchange	(15,363)	(1,062)	(12,917)	(29,342)

Balance as of June 30, 2020:
Goodwill	1,244,770	767,445	435,789	2,448,004
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$809,407	$767,445	$435,789	$2,012,641

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

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$58,427	$49,110	$120,555	$95,839
Variable and short-term lease cost	20,208	34,064	32,730	47,829
Sublease income	(4,111)	(4,888)	(8,262)	(8,629)
Net lease cost	$74,524	$78,286	$145,023	$135,039

Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables, while others include periodic adjustments to rent obligations based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved. In response to the global COVID-19 pandemic, we closed our venues in mid-March and the majority of those venues have remained closed throughout the second quarter. As a result, our variable lease cost has declined during the three months and six months ended June 30, 2020.

Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$105,067	$94,562
Lease assets obtained in exchange for lease obligations, net of terminations	$98,052	$128,175

Future maturities of our operating lease liabilities at June 30, 2020 are as follows:

(in thousands)
July 1 - December 31, 2020	$92,241
2021	197,323
2022	191,701
2023	188,152
2024	170,834
Thereafter	1,501,426
Total lease payments	2,341,677
Less: Interest	810,014
Present value of lease liabilities	$1,531,663

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	June 30,
	2020	2019
Weighted average remaining lease term (in years)	14.0	13.5
Weighted average discount rate	6.05%	5.75%

As of June 30, 2020, we have additional operating leases that have not yet commenced with total lease payments of $198.7 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2020 to June 2030 with lease terms ranging from 1 to 21 years.
In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended certain of our lease agreements and are continuing negotiations with certain of our landlords for deferral or abatement of fixed rent payments. These lease concessions are not expected to substantially increase our obligations under the respective lease agreements. Therefore, we have elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in our lease agreements rather than applying the lease modification guidance as clarified by the FASB.

NOTE 5—LONG-TERM DEBT
During the first six months of 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay fees of approximately $33.9 million, leaving approximately $1.6 billion for general corporate purposes. Our senior secured credit facility was further amended in July 2020 to, among other things, provide additional flexibility with our debt covenants.
The amendments to our senior secured credit facility, among other things, provide for (i) a new incremental revolving credit facility, (ii) substitution of the consolidated net leverage ratio covenant with a $500.0 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter ending prior to December 31, 2021, (iii) annualization of consolidated EBITDA for the first three fiscal quarters in which the consolidated net leverage ratio covenant applies (as defined in the agreement), (iv) the reset of the consolidated net leverage ratio upon its resumption to 6.75x with step downs to 6.25x after four quarters, 5.75x after eight quarters, 5.50x after twelve quarters and 5.25x after fourteen quarters through maturity, (v) adjustment of the applicable interest rate on the undrawn portion of the delayed draw term loan A and existing revolving credit facility, (vi) adjustment of the delayed draw term loan A and existing revolving credit facility commitment fees, (vii) temporary limits on our ability to make certain investments and incur additional indebtedness and liens for the period commencing on July 29, 2020 and ending on the date that we deliver our financial statements and compliance certificate for the first fiscal quarter in which the consolidated net leverage ratio covenant applies (such period, the “Restricted Period”) and (viii) temporary suspension of our ability to make certain voluntary restricted payments through the date on which we deliver a compliance certificate reflecting our compliance with the consolidated net leverage ratio (calculated without annualizing consolidated EBITDA).
Long-term debt, which includes capital leases, consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$942,875	$947,625
6.5% Senior Secured Notes due 2027	1,200,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	—
Other long-term debt	123,591	80,642
Total principal amount	5,041,466	3,403,267
Less unamortized discounts and debt issuance costs	(146,493)	(94,210)
Total long-term debt, net of unamortized discounts and debt issuance costs	4,894,973	3,309,057
Less: current portion	63,885	37,795
Total long-term debt, net	$4,831,088	$3,271,262

Future maturities of long-term debt at June 30, 2020 are as follows:

(in thousands)
July 1, 2020 - December 31, 2020	$52,393
2021	19,747
2022	571,678
2023	26,570
2024	989,239
Thereafter	3,381,839
Total	$5,041,466

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
Amended Senior Secured Credit Facility
In April and July 2020, we amended our senior secured credit facility and now have (i) a $400 million delayed draw term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. The delayed draw term loan A facility is available to be drawn until October 2021. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $425 million during the Restricted Period and $855 million after the Restricted Period, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) except during the Restricted Period, additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 2.25% or a base rate plus 1.25%. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Eurodollar plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, 1.75% per year on the undrawn portion available under the incremental revolving credit facility and variable fees on outstanding letters of credit.
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
There were no borrowings under the revolving credit facilities as of June 30, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $64.5 million, $965.5 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.

6.5% Senior Secured Notes Due 2027
In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year beginning on November 15, 2020, and will mature on May 15, 2027. We may redeem some or all of the notes, at any time prior to May 15, 2023, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make-whole” premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to May 15, 2023, at a price equal to 106.5% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
2.0% Convertible Senior Notes Due 2025
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, beginning August 15, 2020, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of June 30, 2020, the remaining period for the unamortized debt discount balance of $31.2 million was approximately five years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of June 30, 2020, the effective interest rate on the liability component of the notes was 4.3%.
The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$1,967	$3,244
Amortization of debt discount	1,597	2,662
Amortization of debt issuance costs	292	498
Total interest cost recognized on the notes	$3,856	$6,404

NOTE 6—DERIVATIVE INSTRUMENTS

In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of June 30, 2020, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
During the three and six months ended June 30, 2020, we recorded unrealized losses of $5.8 million and $36.6 million, respectively, as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $7.5 million of this loss in other comprehensive loss will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.

NOTE 7—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents and other long-term liabilities.

	Estimated Fair Value
	June 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$609,360	$—	$609,360	$193,005	$—	$193,005
Liabilities:
Interest rate swap	$—	$35,243	$35,243	$—	$—	$—

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

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2020	December 31, 2019
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,235,304	$—
4.75% Senior Notes due 2027	$823,223	$983,735
4.875% Senior Notes due 2024	$518,345	$596,137
5.625% Senior Notes due 2026	$283,119	$320,553
2.5% Convertible Senior Notes due 2023	$563,123	$675,664
2.0% Convertible Senior Notes Due 2025	$342,000	$—

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis, which had a significant impact on our results of operations for the six months ended June 30, 2020.

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
2020		(in thousands)
Definite-lived intangible assets, net	$6,919	$—	$—	$6,919	$12,063

During the six months ended June 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $12.1 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value as a result of the expected impacts from the global COVID-19 pandemic. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

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
In March 2019, the court granted the defendants’ motion to compel arbitration of the Dickey lawsuit and stayed the matter. The parties reached a settlement and the case was dismissed with prejudice in November 2019. In April 2019, the court granted the defendants’ motion to compel arbitration of the Lee lawsuit and dismissed the case. Lee subsequently appealed the District Court’s ruling to the Ninth Circuit, and in June 2020 the Ninth Circuit affirmed the District Court’s ruling in the defendants’ favor. The Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019 in light of the parties’ agreement to arbitrate the matter, and the Vaccaro lawsuit was settled and dismissed in June 2019. The Messing and Niedbalski lawsuits are stayed pending the outcome of the appeal in the Lee matter.
The remaining lawsuits make similar factual allegations that Live Nation and/or Ticketmaster LLC engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different state/provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs. Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and believe that the potential liability, if any, will not have a material adverse effect on our financial position, cash flows or results of operations. Further, we do not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against us. We intend to vigorously defend these actions.
CIE Arbitration
In July 2019, Ticketmaster New Ventures, S. de R.L. de C.V. (“TNV”), an indirect wholly-owned subsidiary of LNE, entered into agreements with Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”) and Grupo Televisa, S.A.B. (“TV”) to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of CIE. We made our initial concentration notice filings with the regulatory authorities in Mexico in late August 2019 and received approval for the transaction in mid-April 2020. CIE shareholders approved the acquisition in September 2019. In May 2020, we notified CIE that we were terminating our agreement with it as a result of CIE’s failure to comply with its contractual obligation to continue operating the target companies in the ordinary course of business and the occurrence of a material adverse effect (as that term is defined in the CIE purchase agreement). We simultaneously notified TV that we were terminating our agreement with it, which agreement may be terminated if the agreement with CIE is terminated for any reason. On May 25, 2020, TNV commenced binding arbitration proceedings, seated in New York, New York, before the International Court of Arbitration of the International Chamber of Commerce, seeking a declaratory judgment that it properly terminated the CIE purchase agreement and that any obligations thereunder are excused on the grounds set forth above, among others. On July 30, 2020, CIE filed its response to TNV’s claims, asserting, among other things, that CIE did not breach its obligation to continue operating the target companies in the ordinary course of business and that no material adverse effect (as that term is defined in the CIE purchase agreement) has occurred, and CIE joined LNE as a party to the arbitration proceedings as a joint obligor under the CIE purchase agreement. CIE is seeking specific performance to require us to proceed with closing under the CIE purchase agreement and damages in an unspecified amount arising from our alleged failure to timely close. We intend to vigorously defend these claims.

NOTE 9—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2020:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2019	$—	$(145,713)	$(145,713)
Other comprehensive loss before reclassifications	(36,596)	(62,849)	(99,445)
Amount reclassified from AOCI	1,353	—	1,353
Net other comprehensive loss	(35,243)	(62,849)	(98,092)
Balance at June 30, 2020	$(35,243)	$(208,562)	$(243,805)

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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average common shares—basic	211,693,923	209,998,048	211,371,109	209,456,196
Effect of dilutive securities:
Stock options and restricted stock	—	9,636,873	—	9,651,155
Convertible senior notes	—	342,691	—	—
Weighted average common shares—diluted	211,693,923	219,977,612	211,371,109	219,107,351

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase shares of common stock	10,197,507	486,849	10,197,507	486,849
Restricted stock and deferred stock—unvested	5,150,289	1,326,480	5,150,289	1,365,825
Conversion shares related to the convertible senior notes	11,864,035	8,085,275	11,864,035	8,085,275
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	27,211,831	9,898,604	27,211,831	9,937,949

NOTE 10—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Beginning in mid-March, we ceased all of our tours and closed our venues to support global efforts at social distancing to mitigate the spread of the virus, and to comply with restrictions put in place by various governmental entities.
For our Concerts segment, the impact is primarily a delay in the timing of revenue recognition as many events are being rescheduled to dates in 2021. For events that have been cancelled as of June 30, 2020, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by allocating our event-related deferred revenue based on where we estimated that the affected events were in the refund process as of June 30, 2020, and applying a venue-specific refund take rate. The venue-specific refund take rates were based on the refunds we have issued through the end of the current reporting period since we ceased all our tours and closed our venues in mid-March.
For our Ticketing segment, the impact is similar to the Concerts segment if the tickets sold for an event are controlled by our concert promoters. For the Ticketing segment’s third-party clients, previously recognized service charges are reversed from revenue when the event is cancelled or a refund is issued for a rescheduled event, including refunds issued after the balance sheet date but prior to the filing of our financial statements. The revenue reversal is reflected as accrued expenses on our consolidated balance sheets where not already refunded to the fan. The timing of our third-party clients’ event cancellations and rescheduling of postponed events or having new events available for sale can result in refunds of service charges exceeding current quarter sales resulting in negative revenue for that period.
For our Sponsorship & Advertising segment, the impact is primarily a delay in the timing of revenue recognition due to our concert events being rescheduled, our venues being closed and the limited number of events currently available for sale on our websites. In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended or are continuing negotiations with certain of our sponsors to either provide additional benefits when our venues reopen and our concert events resume or extend the term of the agreement with no additional benefits to the sponsor.
Concerts
Concerts revenue, including intersegment revenue, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total Concert Revenue	$141,823	$2,639,531	$1,135,216	$3,957,648
Percentage of consolidated revenue	*	83.6%	78.8%	81.0%

*	Percentage is not meaningful.

Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue or in other long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.

Ticketing
Ticketing revenue, including intersegment revenue, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total Ticketing Revenue	$(87,019)	$370,765	$197,258	$708,407
Percentage of consolidated revenue	*	11.7%	13.7%	14.5%

*	Percentage is not meaningful.

Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment is acting as an agent on behalf of its clients and records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and also the impact of any cancellations of events that occurred during the period and up to the time of filing these financial statements.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At June 30, 2020 and December 31, 2019, we had ticketing contract advances of $67.7 million and $100.9 million, respectively, recorded in prepaid expenses and $96.0 million and $105.7 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $13.3 million and $17.0 million for the three months ended June 30, 2020 and 2019, respectively, and $32.1 million and $34.3 million for the six months ended June 30, 2020 and 2019, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Total Sponsorship & Advertising Revenue	$18,372	$151,537	$108,633	$226,615
Percentage of consolidated revenue	24.8%	4.8%	7.5%	4.6%
Our Sponsorship & Advertising segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through our venue, concert and ticketing assets, including advertising on our websites. These programs can also include custom events or programs for the sponsors’ specific brands, which are typically experienced exclusively by the sponsors’ customers. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement, and can be for a single or multi-year term. We also earn revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights, venue naming rights, media campaigns, signage within our venues, and advertising on our websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element, which are determined using vendor-specific evidence, third-party evidence or our best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date.
At June 30, 2020, we had contracted sponsorship agreements with terms greater than one year that had approximately $941.4 million of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections and expectations of our business resuming, approximately 6%, 35%, 24% and 35% of this revenue in the remainder of 2020, 2021, 2022 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $1.4 billion and $1.2 billion at December 31, 2019 and 2018, respectively.
The table below summarizes the amount of current deferred revenue from December 31 recognized during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Concerts	$11,329	$550,982	$269,359	$833,683
Ticketing	4,242	28,088	21,196	47,486
Sponsorship & Advertising	3,094	5,930	16,584	16,752
Other & Corporate	562	562	2,038	2,168
	$19,227	$585,562	$309,177	$900,089

As of June 30, 2020, approximately 32.9% of the current deferred revenue balance from December 31, 2019 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue or have been reclassified to long-term deferred revenue. In addition, as of June 30, 2020, approximately 22.9% of the current deferred revenue balance from December 31, 2019 has been or is expected to be refunded to fans as the corresponding events have been cancelled or refunds are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. As the global COVID-19 pandemic continues to further delay our ability to resume our concert events and reopen our venues, our long-term deferred revenue balance has increased. We had long-term deferred revenue of $591.5 million and $34.4 million at June 30, 2020 and December 31, 2019, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 11—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Selling, general and administrative expenses	$30,249	$5,458	$35,212	$11,045
Corporate expenses	8,289	6,263	15,058	13,881
Total	$38,538	$11,721	$50,270	$24,926

The increase in stock-based compensation expense for the three and six months ended June 30, 2020 as compared to the same periods of the prior year is primarily due to the issuance of restricted stock in the second quarter of 2020 in lieu of cash payments due for certain compensation owed to employees, as part of our cash savings initiative in connection with the global COVID-19 pandemic.

NOTE 12—SEGMENT DATA
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
The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2020 and 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2020
Revenue	$141,823	$(87,019)	$18,372	$805	$—	$103	$74,084
Direct operating expenses	182,217	8,051	4,186	—	—	103	194,557
Selling, general and administrative expenses	174,554	127,811	17,783	3,204	—	—	323,352
Depreciation and amortization	64,342	44,313	7,620	4,385	2,107	—	122,767
Loss (gain) on disposal of operating assets	561	(1)	—	(1)	—	—	559
Corporate expenses	—	—	—	—	20,916	—	20,916
Operating income (loss)	$(279,851)	$(267,193)	$(11,217)	$(6,783)	$(23,023)	$—	$(588,067)
Intersegment revenue	$(136)	$33	$—	$—	$—	$103	$—

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2019
Revenue	$2,639,531	$370,765	$151,537	$790	$—	$(5,614)	$3,157,009
Direct operating expenses	2,186,767	120,630	25,631	—	—	(5,614)	2,327,414
Selling, general and administrative expenses	338,054	146,382	28,169	892	—	—	513,497
Depreciation and amortization	54,219	39,513	6,374	138	3,582	—	103,826
Loss (gain) on disposal of operating assets	(210)	109	—	—	—	—	(101)
Corporate expenses	—	—	—	—	40,787	—	40,787
Operating income (loss)	$60,701	$64,131	$91,363	$(240)	$(44,369)	$—	$171,586
Intersegment revenue	$2,131	$3,483	$—	$—	$—	$(5,614)	$—
Six Months Ended June 30, 2020
Revenue	$1,135,216	$197,258	$108,633	$1,601	$—	$(2,931)	$1,439,777
Direct operating expenses	933,122	112,464	25,722	—	—	(2,931)	1,068,377
Selling, general and administrative expenses	505,830	285,357	40,770	5,416	—	—	837,373
Depreciation and amortization	136,558	82,489	15,132	4,438	6,230	—	244,847
Loss on disposal of operating assets	688	1	—	—	—	—	689
Corporate expenses	—	—	—	—	49,228	—	49,228
Operating income (loss)	$(440,982)	$(283,053)	$27,009	$(8,253)	$(55,458)	$—	$(760,737)
Intersegment revenue	$1,097	$1,834	$—	$—	$—	$(2,931)	$—
Capital expenditures	$83,485	$39,237	$2,679	$—	$5,542	$—	$130,943
Six Months Ended June 30, 2019
Revenue	$3,957,648	$708,407	$226,615	$1,581	$—	$(9,414)	$4,884,837
Direct operating expenses	3,217,036	232,379	39,017	—	—	(9,414)	3,479,018
Selling, general and administrative expenses	633,819	292,272	50,606	1,666	—	—	978,363
Depreciation and amortization	105,580	76,903	13,448	259	6,548	—	202,738
Loss (gain) on disposal of operating assets	(355)	107	—	—	—	—	(248)
Corporate expenses	—	—	—	—	77,243	—	77,243
Operating income (loss)	$1,568	$106,746	$123,544	$(344)	$(83,791)	$—	$147,723
Intersegment revenue	$2,940	$6,474	$—	$—	$—	$(9,414)	$—
Capital expenditures	$78,873	$48,745	$3,301	$—	$9,231	$—	$140,150

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

Executive Overview

Due to the global COVID-19 pandemic, we ceased all Live Nation tours and closed all our venues beginning in mid-March to support global efforts to mitigate the spread of the virus. To ensure the safety of our artists, fans, and employees, we held no traditional events in the second quarter and had minimal ticket sales. As a result, our overall revenue for the quarter decreased by 98%, from $3.2 billion to $74 million on a reported basis. On a constant currency basis, our second quarter revenue was $80 million, which represents a 97% reduction compared to last year. The revenue reduction was largely in our Concerts and Ticketing segments as a result of almost no shows occurring globally in the quarter and ticket sales for future shows sharply declining given the uncertainty around when live events will return. Our Ticketing revenue was also impacted by refunds for cancelled and postponed events. The pandemic led to an operating loss for the quarter of $588 million compared to operating income of $172 million for the second quarter of last year. For the first six months of 2020, our total revenue decreased by $3.4 billion, or 71%, on a reported basis as compared to last year. The change was the same without the impact of foreign exchange rates. The revenue impact of the global COVID-19 pandemic for the first six months was partially offset by normal operations from January through mid-March, when it appeared we were on track for another record year. Our year-to-date operating loss of $761 million was partially mitigated by the results for the first two and a half months of the year plus our cost savings initiatives, which began at the end of March and generated over $275 million of fixed cost savings for the second quarter compared to our plan just prior to the onset of the global COVID-19 pandemic. While the unparalleled disruption of the pandemic has had a material impact on our business, as the leading global live event and ticketing company, we still firmly believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. We are actively taking steps to ensure that when the time is right for us to do so, we will be ready to ramp back up and once again connect audiences to artists at the concerts they are looking forward to.
Our Concerts segment revenue for the quarter decreased by $2.5 billion, or 95%, on a reported and constant currency basis as compared to last year. The unfavorable results were almost entirely due to the impact of the global COVID-19 pandemic. Show count for the quarter was down 99% compared to last year to 131 events, which included a few socially distanced club shows in Europe and Asia and some drive-in concert events in Denmark. A total of 49 thousand fans attended these shows. Concerts operating loss increased for the quarter largely due to lost business resulting from the global COVID-19 pandemic and from sunk costs, such as advertising expenses, associated with shows cancelled or rescheduled to 2021 due to the pandemic. For the first six months, our Concerts segment revenue decreased by $2.8 billion, or 71%, on a reported and constant currency basis. By the end of the second quarter of 2020, Concerts had cancelled nearly 3,900 concerts impacted by the stoppage of events starting in mid-March of this year, equating to approximately 12 million tickets, and have refunded or are in the process of refunding these tickets. In addition, we had nearly 6,400 shows, equating to approximately 22 million tickets, that have been postponed and rescheduled into 2021 or were in the process of being rescheduled at the end of the second quarter.
Our Ticketing segment revenue fell below zero for the quarter as a result of refunds being processed for tickets that were sold in previous quarters. Second quarter revenue was $(87) million, compared to $371 million for the second quarter last year on a reported and constant currency basis. Before refunds, our fee-bearing tickets were 2.0 million for the quarter, a reduction of 51.3 million tickets, or 96%, compared to last year. A total of 10.7 million tickets were refunded in the quarter, amounting to just slightly over $1.1 billion of gross transaction value. The decline in operating results for the quarter was largely driven by the lack of ticket sales as well as refunds processed for cancelled and rescheduled events. For the first six months, our Ticketing segment revenue fell by $0.5 billion, or 72%, on a reported and constant currency basis. Before refunds, we had sold 44.7 million fee-bearing tickets year-to-date, a reduction of 57% compared to the first half of 2019. A total of 17.2 million tickets have been refunded year-to-date, amounting to nearly $1.8 billion of gross transaction value.
Our Sponsorship & Advertising segment revenue for the quarter decreased by $133 million, or 88%, on a reported and constant currency basis as compared to last year. For the first six months, our Sponsorship & Advertising segment revenue decreased by $118 million, or 52%, on a reported basis as compared to last year, or $116 million, a 51% decrease, on a constant currency basis. After a very strong performance for the first 10 weeks of the year, there has been a significant reduction to Sponsorship & Advertising revenue and operating results due to the lack of shows and ticket sales resulting from the global COVID-19 pandemic.
We are currently focused on the welfare of our employees and mitigating the financial impact of the shutdown. We have undertaken cost-savings initiatives across the organization, including salary reductions, hiring freezes, furloughs, as well as eliminating costs for consultants, travel and entertainment and repairs and maintenance for our facilities. We are also protecting our liquidity by tightly managing cash outflows associated with all of our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. Currently, we do not anticipate a significant change in activity levels through the remainder of the year. The magnitude and pace of the recovery will depend on each market and their containment efforts, the nature of the events being held, and ongoing efforts to develop effective treatments and/or vaccines for COVID-19. We remain optimistic about the long-term potential of our company and the unique power of live shows to unite people. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage through the global COVID-19 pandemic and its impact on live events and provides us the flexibility to scale up quickly when our shows resume.

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

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While our Concerts segment operates year-round traditionally, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year. If a current year event is rescheduled into a future year, all advertising costs incurred to date are expensed in the period when the event is rescheduled.
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
Sponsorship & Advertising
Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We drive increased advertising scale to further monetize our concerts platform through rich media offerings including advertising associated with live streaming and music-related content. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically experienced exclusively by the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. We typically experience higher revenue in the second and third quarters, as a large portion of sponsorships are associated with shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.
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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands except estimated events)
Concerts (1)
Events:
North America	24	7,213	4,787	12,888
International	107	3,039	2,419	5,571
Total estimated events	131	10,252	7,206	18,459
Fans:
North America	8	15,844	5,727	24,810
International	41	11,178	4,714	17,136
Total estimated fans	49	27,022	10,441	41,946
Ticketing (2)
Fee-bearing tickets	(8,765)	53,185	27,444	103,211
Non-fee-bearing tickets	6,386	53,749	61,645	120,864
Total estimated tickets	(2,379)	106,934	89,089	224,075
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
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these financial statements. Fee-bearing tickets include refunds of 10.7 million and 17.2 million for the three and six months ended June 30, 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended June 30, 2020
Concerts	$(279,851)	$24,381	$561	$64,342	$—	$(20,128)	$(210,695)
Ticketing	(267,193)	4,066	(1)	44,313	14,724	221	(203,870)
Sponsorship & Advertising	(11,217)	1,802	—	7,620	—	—	(1,795)
Other and Eliminations	(6,783)	—	(1)	4,385	(1,409)	—	(3,808)
Corporate	(23,023)	8,289	—	2,107	—	938	(11,689)
Total	$(588,067)	$38,538	$559	$122,767	$13,315	$(18,969)	$(431,857)
Three Months Ended June 30, 2019
Concerts	$60,701	$3,148	$(210)	$54,219	$—	$14,899	$132,757
Ticketing	64,131	1,611	109	39,513	18,184	256	123,804
Sponsorship & Advertising	91,363	699	—	6,374	—	—	98,436
Other and Eliminations	(240)	—	—	138	(1,154)	—	(1,256)
Corporate	(44,369)	6,263	—	3,582	—	1	(34,523)
Total	$171,586	$11,721	$(101)	$103,826	$17,030	$15,156	$319,218
Six Months Ended June 30, 2020
Concerts	$(440,982)	$26,741	$688	$136,558	$—	$(21,872)	$(298,867)
Ticketing	(283,053)	5,797	1	82,489	34,944	943	(158,879)
Sponsorship & Advertising	27,009	2,674	—	15,132	—	—	44,815
Other and Eliminations	(8,253)	—	—	4,438	(2,818)	—	(6,633)
Corporate	(55,458)	15,058	—	6,230	—	1,348	(32,822)
Total	$(760,737)	$50,270	$689	$244,847	$32,126	$(19,581)	$(452,386)
Six Months Ended June 30, 2019
Concerts	$1,568	$6,631	$(355)	$105,580	$—	$24,746	$138,170
Ticketing	106,746	3,105	107	76,903	36,897	450	224,208
Sponsorship & Advertising	123,544	1,309	—	13,448	—	—	138,301
Other and Eliminations	(344)	—	—	259	(2,630)	—	(2,715)
Corporate	(83,791)	13,881	—	6,548	—	1	(63,361)
Total	$147,723	$24,926	$(248)	$202,738	$34,267	$25,197	$434,603
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$141,823	$2,639,531	(95)%	$1,135,216	$3,957,648	(71)%
Direct operating expenses	182,217	2,186,767	(92)%	933,122	3,217,036	(71)%
Selling, general and administrative expenses	174,554	338,054	(48)%	505,830	633,819	(20)%
Depreciation and amortization	64,342	54,219	19%	136,558	105,580	29%
Loss (gain) on disposal of operating assets	561	(210)	*	688	(355)	*
Operating income (loss)	$(279,851)	$60,701	*	$(440,982)	$1,568	*
Operating margin	*	2.3%		(38.8%)	—%
AOI **	$(210,695)	$132,757	*	$(298,867)	$138,170	*
AOI margin **	*	5.0%		(26.3%)	3.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue decreased $2.5 billion during the three months ended June 30, 2020 as compared to the same period of the prior year primarily due to the continued unprecedented stoppage of our concert events globally throughout the second quarter of 2020. Due to the global COVID-19 pandemic, beginning in mid-March 2020 we ceased all of our tours, closed our venues and cancelled or postponed our festivals to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities. Concerts had incremental revenue of $26.6 million from the acquisitions of concert promotion, venue management and merchandise businesses.
Operating results
The decrease in Concerts operating results for the three months ended June 30, 2020 was primarily driven by the reduction in revenue related to the global COVID-19 pandemic discussed above partially offset by cost reduction measures implemented during the second quarter of 2020 including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Six Months
Revenue
Concerts revenue decreased $2.8 billion during the six months ended June 30, 2020 as compared to the same period of the prior year. Excluding the decrease of $17.8 million related to currency impacts, revenue decreased $2.8 billion, or 71%, primarily due to the reduction in revenue related to the global COVID-19 pandemic discussed above. Concerts had incremental revenue of $104.2 million from the acquisitions of concert promotion, venue management and merchandise businesses.
Operating results
The decrease in Concerts operating results for the six months ended June 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above. Included in selling, general and administrative expenses for the six months ended June 30, 2020 is $25.7 million of expenses related to new acquisitions and new venues in the Concerts segment. In addition, we recorded $11.6 million in impairment charges in the first half of 2020 primarily associated with revenue-generating contract intangible assets as it was determined that the estimated undiscounted cash flows associated with the respective intangible assets were less than their carrying value as a result of the expected impacts from the global COVID-19 pandemic. There were no impairments of intangible assets recorded for the six months ended June 30, 2019.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$(87,019)	$370,765	*	$197,258	$708,407	(72)%
Direct operating expenses	8,051	120,630	(93)%	112,464	232,379	(52)%
Selling, general and administrative expenses	127,811	146,382	(13)%	285,357	292,272	(2)%
Depreciation and amortization	44,313	39,513	12%	82,489	76,903	7%
Loss (gain) on disposal of operating assets	(1)	109	*	1	107	*
Operating income (loss)	$(267,193)	$64,131	*	$(283,053)	$106,746	*
Operating margin	*	17.3%		*	15.1%
AOI **	$(203,870)	$123,804	*	$(158,879)	$224,208	*
AOI margin **	*	33.4%		(80.5%)	31.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue decreased $457.8 million during the three months ended June 30, 2020 as compared to the same period of the prior year primarily due to refunds for cancelled events for third-party clients and the lack of tickets available for sale to the public driven by the unprecedented stoppage of concerts, sports and other events globally during the second quarter of 2020 due to the global COVID-19 pandemic.
Operating results
The decrease in Ticketing operating results for the three months ended June 30, 2020 was primarily due to the reduction in revenue related to the global COVID-19 pandemic discussed above, without a proportionate reduction in direct operating expenses as credit card fees and other costs associated with processing refunds and responding to fan and ticketing client inquiries continued. This decrease was partially offset by cost reduction measures implemented during the second quarter of 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Six Months
Revenue
Ticketing revenue decreased $511.1 million during the six months ended June 30, 2020 as compared to the same period of the prior year primarily due to the reduction in revenue related to the global COVID-19 pandemic discussed above.
Operating results
The decrease in Ticketing operating results for the six months ended June 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$18,372	$151,537	(88)%	$108,633	$226,615	(52)%
Direct operating expenses	4,186	25,631	(84)%	25,722	39,017	(34)%
Selling, general and administrative expenses	17,783	28,169	(37)%	40,770	50,606	(19)%
Depreciation and amortization	7,620	6,374	20%	15,132	13,448	13%
Operating income (loss)	$(11,217)	$91,363	*	$27,009	$123,544	(78)%
Operating margin	(61.1%)	60.3%		24.9%	54.5%
AOI **	$(1,795)	$98,436	*	$44,815	$138,301	(68)%
AOI margin **	(9.8%)	65.0%		41.3%	61.0%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue decreased $133.2 million during the three months ended June 30, 2020 as compared to the same period of the prior year primarily due to a reduction in sponsorship revenue associated with our venues, festivals and lack of online activity as ticket sales declined driven by the unprecedented stoppage of events beginning in mid-March of 2020 due to the global COVID-19 pandemic.
Operating results
The decrease in Sponsorship & Advertising operating results for the three months ended June 30, 2020 was primarily driven by the reduction in revenue discussed above partially offset by lower fulfillment costs on certain sponsorship programs. In addition, cost reduction measures were implemented during the second quarter of 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Six Months
Revenue
Sponsorship & Advertising revenue decreased $118.0 million during the six months ended June 30, 2020 as compared to the same period of the prior year. Excluding the decrease of $1.8 million related to currency impacts, revenue decreased $116.2 million, or 51%, primarily due to the reduction in revenue related to the global COVID-19 pandemic discussed above.
Operating results
The decrease in Sponsorship & Advertising operating income for the six months ended June 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2020			2019
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$74,084	$5,448	$79,532	$3,157,009	(98)%	(97)%
Operating expenses:
Direct operating expenses	194,557	5,599	200,156	2,327,414	(92)%	(91)%
Selling, general and administrative expenses	323,352	3,905	327,257	513,497	(37)%	(36)%
Depreciation and amortization	122,767	960	123,727	103,826	18%	19%
Loss (gain) on disposal of operating assets	559	—	559	(101)	*	*
Corporate expenses	20,916	7	20,923	40,787	(49)%	(49)%
Operating income (loss)	(588,067)	$(5,023)	$(593,090)	171,586	*	*
Operating margin	*		*	5.4%
Interest expense	52,689			36,792
Interest income	(2,429)			(3,818)
Equity in losses (earnings) of nonconsolidated affiliates	6,613			(5,828)
Other income, net	(5,173)			(430)
Income (loss) before income taxes	(639,767)			144,870
Income tax expense (benefit)	(29,183)			28,750
Net income (loss)	(610,584)			116,120
Net income (loss) attributable to noncontrolling interests	(43,067)			12,765
Net income (loss) attributable to common stockholders of Live Nation	$(567,517)			$103,355
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.

Corporate Expenses
Corporate expenses decreased $19.9 million, or 49%, during the three months ended June 30, 2020 as compared to the same period of the prior year primarily due to cost reduction efforts implemented during the second quarter of 2020, including salary reductions, with salaries for senior executives reduced by up to 50% for the duration of the salary reduction program. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest Expense
Interest expense increased $15.9 million, or 43%, during the three months ended June 30, 2020 as compared to the same period of the prior year due to additional interest costs from the issuance of our 4.75% senior notes in October 2019, the issuance of our 2.0% convertible senior notes in February 2020 and the issuance of our 6.5% senior secured notes in May 2020. These additional costs were partially offset by interest cost reductions realized from the October 2019 redemption of our 5.375% senior notes and amendment to our senior secured credit facility.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates decreased to a loss of $6.6 million for the three months ended June 30, 2020 as compared to earnings of $5.8 million for the comparable period of the prior year due to lower operating results from certain nonconsolidated affiliates driven by the impacts of the global COVID-19 pandemic.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased to a loss of $43.1 million during the three months ended June 30, 2020 as compared to income of $12.8 million for the same period of the prior year primarily due to lower worldwide operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during the second quarter of 2020 due to the global COVID-19 pandemic.

Six Months

	Six Months Ended June 30,				% Change
	2020			2019
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,439,777	$20,447	$1,460,224	$4,884,837	(71)%	(70)%
Operating expenses:
Direct operating expenses	1,068,377	16,735	1,085,112	3,479,018	(69)%	(69)%
Selling, general and administrative expenses	837,373	8,428	845,801	978,363	(14)%	(14)%
Depreciation and amortization	244,847	1,742	246,589	202,738	21%	22%
Loss (gain) on disposal of operating assets	689	—	689	(248)	*	*
Corporate expenses	49,228	14	49,242	77,243	(36)%	(36)%
Operating income (loss)	(760,737)	$(6,472)	$(767,209)	147,723	*	*
Operating margin	(52.8%)		(52.5%)	3.0%
Interest expense	96,688			73,307
Interest income	(6,902)			(6,366)
Equity in losses (earnings) of nonconsolidated affiliates	4,041			(8,972)
Other income, net	(545)			(3,833)
Income (loss) before income taxes	(854,019)			93,587
Income tax expense (benefit)	(32,513)			32,708
Net income (loss)	(821,506)			60,879
Net income (loss) attributable to noncontrolling interests	(69,205)			9,968
Net income (loss) attributable to common stockholders of Live Nation	$(752,301)			$50,911
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Corporate Expenses
Corporate expenses decreased $28.0 million, or 36%, during the six months ended June 30, 2020 as compared to the same period of the prior year primarily due to cost reduction efforts implemented during the second quarter of 2020, including salary reductions, with salaries for senior executives reduced by up to 50% for the duration of the salary reduction program. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest Expense
Interest expense increased $23.4 million, or 32%, during the six months ended June 30, 2020 as compared to the same period of the prior year due to additional interest costs from the issuance of our 4.75% senior notes in October 2019, the issuance of our 2.0% convertible senior notes in February 2020 and the issuance of our 6.5% senior secured notes in May 2020. These additional costs were partially offset by interest cost reductions realized from the October 2019 redemption of our 5.375% senior notes and amendment to our senior secured credit facility.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates decreased to a loss of $4.0 million for the six months ended June 30, 2020 as compared to earnings of $9.0 million for the comparable period of the prior year due to lower operating results from certain nonconsolidated affiliates driven by the impacts of the global COVID-19 pandemic.

Income tax expense (benefit)
For the six months ended June 30, 2020, we had a net tax benefit of $32.5 million on a loss before income taxes of $854.0 million compared to net tax expense of $32.7 million on income before income taxes of $93.6 million for the six months ended June 30, 2019. For the six months ended June 30, 2020, the income tax benefit consisted of $21.8 million related to foreign entities and $10.9 million related to United States federal taxes, partially offset by tax expense of $0.2 million related to state and local income taxes. The net decrease in tax expense of $65.2 million was due primarily to a decrease in earnings in certain non-United States jurisdictions.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests decreased to a loss of $69.2 million during the six months ended June 30, 2020 as compared to income of $10.0 million for the same period of the prior year primarily due to lower operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during the first six months of 2020 due to the global COVID-19 pandemic.
Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic is having on our business, and the uncertainty of the duration of current conditions globally, we are taking certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which among other things, subsititutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. As a result, we believe that these amendments and additional debt issuance will allow us the flexibility to manage our business through the disruption we will experience in 2020.
We have also launched a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions, with salaries for senior executives reduced by up to 50% for the duration of the salary reduction program. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing. We are also making use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are robust payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we are receiving payroll support under the Employee Retention Credit for employers program established as part of the 2020 CARES Act.
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
Our balance sheet reflects cash and cash equivalents of $3.3 billion at June 30, 2020 and $2.5 billion at December 31, 2019. Included in the June 30, 2020 and December 31, 2019 cash and cash equivalents balances are $744.7 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.1 billion in cash and cash equivalents, excluding client cash, at June 30, 2020. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $4.9 billion and $3.3 billion at June 30, 2020 and December 31, 2019, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at June 30, 2020.
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
For our Concerts segment, we often receive cash related to ticket revenue in advance of the event, which is recorded in deferred revenue until the event occurs. In the United States, this cash is largely associated with events in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our owned or operated venues, as well as events in third-party venues associated with our promoter’s share of tickets in allocation markets. We do not otherwise generally hold cash for events being held in third-party venues. In the United States, most venues traditionally hold all the cash, and internationally either the venue holds all the cash or holds the portion of the cash associated with their ticket allocation. With the exception of some upfront costs and artist deposits, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. Artists are paid when the event occurs under one of several different formulas, which may include fixed guarantees and/or a percentage of tickets sales or event profits, net of any advance they have received. When an event is cancelled, any cash held in deferred revenue is reclassified to accrued expenses as those funds are typically refunded to the fan within 30 days of event cancellation. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for a cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. When a show is rescheduled, fans have the ability to request a refund if they do not want to attend the event on the new date, although historically we have had low levels of refund requests for rescheduled events.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts segment, which reports the majority of its revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. Due to the unprecedented stoppage of our concert events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions, including those resulting from the global COVID-19 pandemic. We expect cash flows from operations and borrowings under our amended senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
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

Sources of Cash
During the first six months of 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay fees of approximately $33.9 million, leaving approximately $1.6 billion for general corporate purposes. Our senior secured credit facility was further amended in July 2020 to, among other things, provide additional flexibility with our debt covenants.
The amendments to our senior secured credit facility, among other things, provide for (i) a new incremental revolving credit facility, (ii) substitution of the consolidated net leverage ratio covenant with a $500.0 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter ending prior to December 31, 2021, (iii) annualization of consolidated EBITDA for the first three fiscal quarters in which the consolidated net leverage ratio covenant applies (as defined in the agreement), (iv) the reset of the consolidated net leverage ratio upon its resumption to 6.75x with step downs to 6.25x after four quarters, 5.75x after eight quarters, 5.50x after twelve quarters and 5.25x after fourteen quarters through maturity, (v) adjustment of the applicable interest rate on the undrawn portion of the delayed draw term loan A and existing revolving credit facility, (vi) adjustment of the delayed draw term loan A and existing revolving credit facility commitment fees, (vii) temporary limits on our ability to make certain investments and incur additional indebtedness and liens during the Restricted Period and (viii) temporary suspension of our ability to make certain voluntary restricted payments through the date on which we deliver a compliance certificate reflecting our compliance with the consolidated net leverage ratio (calculated without annualizing consolidated EBITDA).
Amended Senior Secured Credit Facility
In April 2020, we amended our senior secured credit facility and now have (i) a $400 million delayed draw term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. The delayed draw term loan A facility is available to be drawn until October 2021. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $425 million during the Restricted Period and $855 million after the Restricted Period, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) except during the Restricted Period, additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and the delayed draw term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 2.25% or a base rate plus 1.25%. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Eurodollar plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, 1.75% per year on the undrawn portion available under the incremental revolving credit facility and variable fees on outstanding letters of credit.
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
There were no borrowings under the revolving credit facilities as of June 30, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $64.5 million, $965.5 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.

6.5% Senior Secured Notes Due 2027
In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year beginning on November 15, 2020, and will mature on May 15, 2027. We may redeem some or all of the notes, at any time prior to May 15, 2023, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make-whole” premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to May 15, 2023, at a price equal to 106.5% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
2.0% Convertible Senior Notes Due 2025
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, beginning August 15, 2020, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
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
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, (i) require us to satisfy a liquidity covenant until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter ending prior to December 31, 2021 so long as such election is made during the last month of such fiscal quarter or within 30 days following the end of such fiscal quarter (such time, the “Liquidity Covenant End Date”) and a consolidated net leverage ratio covenant after such time and (ii) restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Certain of these restrictions are further limited temporarily by the July 2020 amendment. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. The July 2020 amendment substitutes the consolidated net leverage ratio covenant with a liquidity covenant (as defined in the agreement) that requires our consolidated liquidity be at least $500 million until the Liquidity Covenant End Date. For fiscal quarters after resumption of the consolidated net leverage covenant, we will be required to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the amended credit agreement) for the trailing four consecutive quarters of 6.75x with step downs to 6.25x after four quarters, 5.75x after eight quarters, 5.50x after twelve quarters and 5.25x after fourteen quarters through maturity, except that calculations of consolidated EBITDA (as defined in the agreement) for the first three fiscal quarters after resumption of the covenant will be substituted with an annualized consolidated EBITDA (as defined in the agreement).

The indentures governing our 6.5% senior secured notes, 4.75% senior notes, 4.875% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of June 30, 2020, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these debt covenants throughout 2020.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2020, we used $37.5 million of cash primarily for the acquisitions of a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $64.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the six months ended June 30, 2019, we used $87.6 million of cash primarily for the acquisitions of a venue management business located in Belgium, a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $18.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases and Sales of Noncontrolling Interests
During the six months ended June 30, 2020, we used $88.2 million of cash primarily for the acquisition of the remaining interest in two festival promotion businesses located in the United States.
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

Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Maintenance capital expenditures	$45,676	$59,370
Revenue generating capital expenditures	83,355	79,776
Total capital expenditures	$129,031	$139,146

Maintenance capital expenditures during the first six months of 2020 decreased from the same period of the prior year primarily due to a reduction in venue-related projects and technology enhancements as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
We currently expect capital expenditures to be approximately $215 million for the full year of 2020.

Cash Flows

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(390,360)	$293,323
Investing activities	$(190,641)	$(281,654)
Financing activities	$1,462,098	$(97,910)
Operating Activities
Cash used in operating activities was $390.4 million for the six months ended June 30, 2020 as compared to cash provided by operations of $293.3 million in the same period of the prior year. During the first six months of 2020, we had lower net cash-related income and a lower increase in prepaid expenses due to the impacts of the global COVID-19 pandemic. In addition, our accounts payable and accrued expenses, and accounts receivable decreased due to the cessation of our concert events beginning in mid-March in response to the global COVID-19 pandemic when compared to the same period of the prior year.

Investing Activities
Cash used in investing activities decreased $91.0 million for the six months ended June 30, 2020 as compared to the same period of the prior year primarily due to fewer acquisitions. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities was $1.5 billion for the six months ended June 30, 2020 as compared to cash used in financing activities of $97.9 million in the same period of the prior year primarily due to higher net proceeds in 2020 from debt issuances. See “—Sources of Cash” above for further discussion. .

Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year-over-year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients. Due to the unprecedented stoppage of our concert and other events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $162.8 million for the six months ended June 30, 2020. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the six months ended June 30, 2020 by $16.3 million. As of June 30, 2020, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2020, we had forward currency contracts outstanding with a notional amount of $74.7 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.0 billion of total debt, excluding debt discounts and issuance costs, outstanding as of June 30, 2020, of which $4.5 billion was fixed-rate debt and $0.5 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2020, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2020 with no subsequent change in rates for the remainder of the period.
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
Goodwill

We currently have seven reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and International Ticketing and North America Ticketing within the Ticketing segment. We review goodwill for impairment annually, as of October 1, using a two-step process. As such, we completed our annual review in the fourth quarter of 2019 and, as reported in our December 31, 2019 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units.
We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues beginning in mid-March. As such actions are having a material impact on our cash flows during the suspension of operations, we performed qualitative and sensitivity reviews in both quarters of this year to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value.
These qualitative and sensitivity reviews considered relevant events and circumstances such as recent historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment. Inherent in such assessments are certain judgments and estimates relating to future cash flows, including our interpretation of current economic indicators and market influences and valuations, and assumptions about our near-term and strategic plans with regard to our operations. This included our expectations of the timing for resuming operations, including the differences in that timing worldwide and the rescheduling efforts for our events, as well as our current aggressive cost-savings and cash management programs. Due to the uncertainties associated with such estimates, actual results could differ from such estimates.
Specifically, these reviews included updating recent quantitative tests for current discount rates and financial results and forecasts, performing tests of model sensitivities to changes in discount rates, revenue and terminal growth rates and market multiples, or a consideration of the impact from changes in financial forecasts, discount rates and carrying values. As a result of these interim assessments, we concluded that, during the six months ended June 30, 2020, no conditions existed that would more likely than not reduce the fair value of any of our reporting units below its carrying amount and therefore we do not believe that our goodwill is impaired. Our Artist Management and Artist Services reporting units continue to be more sensitive than our other reporting units. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments.

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
Based on their evaluation as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that most of our employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affects on their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 8—Commitments and Contingent Liabilities.

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. In addition to our discussion in our consolidated financial statements and the related notes, management’s discussion and analysis of financial condition and results of operations, and other sections of this report to address effects of the global COVID-19 pandemic, we have provided an additional risk factor regarding the global COVID-19 pandemic below. As discussed below, the impact of the global COVID-19 pandemic can also exacerbate other risks discussed in the Risk Factors section of our 2019 Form 10-K and this report, which could in turn have a material negative effect on us. These risk factors do not identify all risks that we face; our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
The global COVID-19 pandemic has had, and is likely to continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, restrictions or new operational requirements in place or that result as our operations recommence on a jurisdiction by jurisdiction basis, the state of the global economy as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are unknowable at this time.
In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe similarly shut down. Each of our segments—Concerts, Ticketing and Sponsorship & Advertising—depends on live music and sporting events in order to generate most of its revenue, whether through promotion of music tours or the operation of venues that host concerts, sales of sponsorship and advertising for such venues or show activity, or ticketing of concerts and sporting events. As of the date of this report, certain sports leagues have recommenced, but they have largely done so without fans, and thus without the need for ticketing. There has also been extremely limited concert activity, largely outside of the United States, at reduced capacity. Until such time as fans are allowed at sporting events and concerts recommence in a meaningful way, our revenue will be minimal; the possibility exists that these circumstances might continue for a longer period of time than current expectations.
We have never previously experienced a complete cessation of our live music operations, and as a result, our ability to gauge the impact of such a cessation on our company and its future prospects is uncertain. Due to the unprecedented nature of the global COVID-19 pandemic and its impacts on our business, our ability to forecast our cash inflows is hampered, and therefore our focus is on forecasting and managing operating costs and cash outflows against our overall liquidity position. At this time, it is impossible to know or predict when events will once again be held at a meaningful scope and scale, as at the outset of the pandemic national and local governments around the world placed various restrictions on gatherings of people and implemented social distancing requirements that prohibit the holding of these events, and have largely not relaxed these restrictions in a way that would again allow such events. In addition, it is currently unclear as to what restrictions will be placed on events once they recommence at various points in time in the 40 countries in which we operate.
The company faces ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to the current shutdown of its revenue-generating operations. Many of these risks and uncertainties are more fully described in Part I—Item 1A.—Risk Factors of our 2019 Annual Report on Form 10-K filed with the SEC on February 27, 2020, whether or not such risk factors identify the global COVID-19 pandemic as the underlying cause, and many extend beyond the duration of the current shutdown due to the uncertainty as to how the live music and sporting industries, and the world in general, will change in the short and long term as a result of the pandemic. The risks and uncertainties described herein should be read in conjunction with those set forth in the 10-K. Such additional or attendant risks and uncertainties include, among other things:
•the impact of any lingering economic downturn or recession resulting from the pandemic, including without limitation any reduction in discretionary spending or confidence for both consumers and sponsors/advertisers, such as a decline in ticket sales, attendance and revenue that the company has generally avoided in prior economic slowdowns but experienced during and after the global financial crisis in 2010;
•the increased risk of litigation in the current and future environment, such as pending lawsuits challenging aspects of the company’s ticket refund policies and procedures;
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
•the impact on our workforce, including as a result of employee furloughs as part of our cost-savings initiatives, which may include loss of key personnel as furloughed employees find other employment or choose not to return to the company, lowered employee morale, inability to replace hourly/seasonal workforce, or loss of important subcontractors, all of which may negatively impact our ability to quickly capitalize on opportunities as pandemic restrictions are eased or to conduct our operations in the future;
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

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on the company are not knowable or quantifiable at this time. The global COVID-19 pandemic may endure for an unknown period of time, and the after-effects could linger. In addition, as has already occurred in various locations, the potential exists for further waves of the pandemic after the current wave of infections subsides, which may lead to stronger restrictions being put into place for a greater duration of time. Different jurisdictions will lift social distancing guidelines and restrictions on gatherings of people at different times, and will have different rules in place thereafter. The longer the duration of the global COVID-19 pandemic, and the greater the ancillary and lingering effects, the greater the material negative impact on the company and its results of operations will be.
In addition, due to the reduction in cash flows we have experienced and are likely to experience in the future from the global COVID-19 pandemic, we have proactively taken a number of steps to enhance our liquidity position, including our cost-savings and cash management programs described in Item 1.—Financial Statements—Note 2—Impact of the Global COVID-19 Pandemic, the additional debt issuances and the amendments we made to our senior secured credit facility described in Item 1.—Financial Statements—Note 5—Long-Term Debt.
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
We will continue to evaluate and explore additional mechanisms to attempt to ensure that we have adequate capital to fund our business, including through the issuance and sale of additional debt or equity securities. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. Due to potential liquidity concerns caused by the global COVID-19 pandemic, in March 2020, Moody’s downgraded our Corporate Family Ratings and in May 2020, S&P downgraded the company’s credit ratings to B+ with a negative outlook; the likelihood that we may experience further negative credit actions increases the longer the duration of the pandemic and its ancillary effects. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of the global COVID-19 pandemic on the financial markets could adversely impact our ability to raise funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2020	842	$39.41
May 2020	3,621	$38.49
June 2020	247,644	$56.95
	252,107

(1) Represents shares of common stock that employees surrendered as part of the default option to satisfy withholding taxes in connection with the vesting of restricted stock awards, and in respect of the exercise price and withholding taxes for net stock option exercises where no resulting shares were sold, under our stock incentive plan. Pursuant to the terms of our stock plan, such shares revert to available shares under the plan.

(2) We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program.

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Here with
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1
Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
X
10.2	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.					X
10.3
Fourth Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
X
10.4
Second Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
X
10.5	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2020.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)