Form 10-Q
period 2020-09-30
Live Nation Entertainment, Inc.
filed 2020-11-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 29, 2020, there were 217,117,403 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,700,313 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2020	December 31, 2019
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$2,625,082	$2,470,362
Accounts receivable, less allowance of $80,564 and $50,516, respectively	564,873	994,606
Prepaid expenses	605,167	667,044
Restricted cash	8,409	3,880
Other current assets	56,326	57,007
Total current assets	3,859,857	4,192,899
Property, plant and equipment, net	1,106,688	1,117,932
Operating lease assets	1,461,442	1,402,019
Intangible assets
Definite-lived intangible assets, net	895,086	870,141
Indefinite-lived intangible assets	368,884	368,954
Goodwill	2,051,903	1,998,498
Long-term advances	730,898	593,699
Other long-term assets	410,673	431,473
Total assets	$10,885,431	$10,975,615
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$686,105	$1,005,888
Accounts payable	88,869	100,237
Accrued expenses	960,011	1,391,486
Deferred revenue	1,631,715	1,391,032
Current portion of long-term debt, net	50,789	37,795
Current portion of operating lease liabilities	115,736	121,950
Other current liabilities	49,652	59,211
Total current liabilities	3,582,877	4,107,599
Long-term debt, net	4,849,274	3,271,262
Long-term operating lease liabilities	1,467,105	1,374,481
Long-term deferred income taxes	177,893	178,173
Other long-term liabilities	274,271	130,648
Commitments and contingent liabilities
Redeemable noncontrolling interests	286,987	449,498
Stockholders' equity
Common stock	2,138	2,113
Additional paid-in capital	2,361,015	2,245,619
Accumulated deficit	(2,233,501)	(949,334)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(222,217)	(145,713)
Total Live Nation stockholders' equity	(99,430)	1,145,820
Noncontrolling interests	346,454	318,134
Total equity	247,024	1,463,954
Total liabilities and equity	$10,885,431	$10,975,615

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands except share and per share data)
Revenue	$184,018	$3,773,684	$1,623,795	$8,658,521
Operating expenses:
Direct operating expenses	130,749	2,800,429	1,199,126	6,279,447
Selling, general and administrative expenses	405,934	542,547	1,243,307	1,520,910
Depreciation and amortization	119,938	126,306	364,785	329,044
Loss (gain) on disposal of operating assets	208	(305)	897	(553)
Corporate expenses	31,630	44,666	80,858	121,909
Operating income (loss)	(504,441)	260,041	(1,265,178)	407,764
Interest expense	66,093	36,587	162,781	109,894
Interest income	(2,810)	(5,863)	(9,712)	(12,229)
Equity in losses (earnings) of nonconsolidated affiliates	2,615	2,681	6,656	(6,291)
Other expense (income), net	(10,977)	5,384	(11,522)	1,551
Income (loss) before income taxes	(559,362)	221,252	(1,413,381)	314,839
Income tax expense (benefit)	(16,904)	27,280	(49,417)	59,988
Net income (loss)	(542,458)	193,972	(1,363,964)	254,851
Net income (loss) attributable to noncontrolling interests	(13,556)	15,047	(82,761)	25,015
Net income (loss) attributable to common stockholders of Live Nation	$(528,902)	$178,925	$(1,281,203)	$229,836

Basic net income (loss) per common share available to common stockholders of Live Nation	$(2.45)	$0.74	$(6.08)	$0.86
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(2.45)	$0.71	$(6.08)	$0.83

Weighted average common shares outstanding:
Basic	212,593,719	210,621,971	211,781,620	209,849,058
Diluted	212,593,719	218,957,376	211,781,620	218,485,494

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(528,902)	$178,925	$(1,281,203)	$229,836
Accretion of redeemable noncontrolling interests	6,990	(23,580)	(5,955)	(49,407)
Net income (loss) available to common stockholders of Live Nation—basic	(521,912)	155,345	(1,287,158)	180,429
Convertible debt interest, net of tax	—	—	—	265
Net income (loss) available to common stockholders of Live Nation—diluted	$(521,912)	$155,345	$(1,287,158)	$180,694

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$(542,458)	$193,972	$(1,363,964)	$254,851
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	(2,249)	—	(38,845)	—
Realized loss on cash flow hedge	1,854	—	3,207	—
Foreign currency translation adjustments	21,983	(32,256)	(40,866)	(35,816)
Comprehensive income (loss)	(520,870)	161,716	(1,440,468)	219,035
Comprehensive income (loss) attributable to noncontrolling interests	(13,556)	15,047	(82,761)	25,015
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(507,314)	$146,669	$(1,357,707)	$194,020

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228
Non-cash and stock-based compensation	—	—	56,696	—	—	—	—	56,696	—
Common stock issued under stock plans, net of shares withheld for employee taxes	979,124	10	(25,489)	—	—	—	—	(25,479)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	320,731	3	6,683	—	—	—	—	6,686	—
Acquisitions	—	—	—	—	—	—	10,480	10,480	7,349
Divestitures	—	—	—	—	—	—	(1)	(1)	—
Purchases of noncontrolling interests	—	—	20,882	—	—	—	(426)	20,456	(33,406)
Redeemable noncontrolling interests fair value adjustments	—	—	6,990	—	—	—	—	6,990	(6,990)
Contributions received	—	—	—	—	—	—	1,101	1,101	446
Cash distributions	—	—	—	—	—	—	(3,242)	(3,242)	(1,916)
Other	—	—	184	—	—	—	(2,247)	(2,063)	16
Comprehensive loss:
Net loss	—	—	—	(528,902)	—	—	(816)	(529,718)	(12,740)
Unrealized loss on cash flow hedge	—	—	—	—	—	(2,249)	—	(2,249)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,854	—	1,854	—
Foreign currency translation adjustments	—	—	—	—	—	21,983	—	21,983	—
Balances at September 30, 2020	213,823,002	$2,138	$2,361,015	$(2,233,501)	$(6,865)	$(222,217)	$346,454	$247,024	$286,987

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	106,975	—	—	—	—	106,975	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,320,373	13	(33,154)	—	—	—	—	(33,141)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,240,567	12	8,402	—	—	—	—	8,414	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	45,802	45,802	19,248
Divestitures	—	—	—	—	—	—	592	592	—
Purchases of noncontrolling interests	—	—	13,943	—	—	—	(1,458)	12,485	(129,596)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(5,955)	—	—	—	—	(5,955)	5,955
Contributions received	—	—	—	—	—	—	2,568	2,568	446
Cash distributions	—	—	—	—	—	—	(15,925)	(15,925)	(15,548)
Other	—	—	(1)	—	—	—	(2,692)	(2,693)	17
Comprehensive loss:
Net loss	—	—	—	(1,281,203)	—	—	(39,728)	(1,320,931)	(43,033)
Unrealized loss on cash flow hedge	—	—	—	—	—	(38,845)	—	(38,845)	—
Realized loss on cash flow hedge	—	—	—	—	—	3,207	—	3,207	—
Foreign currency translation adjustments	—	—	—	—	—	(40,866)	—	(40,866)	—
Balances at September 30, 2020	213,823,002	$2,138	$2,361,015	$(2,233,501)	$(6,865)	$(222,217)	$346,454	$247,024	$286,987

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2019	210,910,143	$2,101	$2,296,010	$(968,312)	$(6,865)	$(148,791)	$233,613	$1,407,756	$385,328
Non-cash and stock-based compensation	—	—	12,030	—	—	—	—	12,030	—
Common stock issued under stock plans, net of shares withheld for employee taxes	9,457	—	(319)	—	—	—	—	(319)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	206,456	2	3,039	—	—	—	—	3,041	—
Conversion of convertible debt	—	8	(8)	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—	4,790	4,790	—
Purchases of noncontrolling interests	—	—	(24,846)	—	—	—	(2,695)	(27,541)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(23,580)	—	—	—	—	(23,580)	23,580
Contributions received	—	—	—	—	—	—	4,800	4,800	—
Cash distributions	—	—	—	—	—	—	(8,185)	(8,185)	(1,624)
Other	—	—	135	—	—	—	(279)	(144)	—
Comprehensive income (loss):
Net Income	—	—	—	178,925	—	—	3,515	182,440	11,532
Foreign currency translation adjustments	—	—	—	—	—	(32,256)	—	(32,256)	—
Balances at September 30, 2019	211,126,056	$2,111	$2,262,461	$(789,387)	$(6,865)	$(181,047)	$235,559	$1,522,832	$418,816

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	37,022	—	—	—	—	37,022	—
Common stock issued under stock plans, net of shares withheld for employee taxes	322,314	3	(10,581)	—	—	—	—	(10,578)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	843,833	9	13,231	—	—	—	—	13,240	—
Conversion of convertible debt	824,328	8	28,578	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	30,958	30,958	39,303
Purchases of noncontrolling interests	—	—	(24,576)	—	—	—	(2,965)	(27,541)	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(49,407)	—	—	—	—	(49,407)	49,407
Contributions received	—	—	—	—	—	—	13,124	13,124	—
Cash distributions	—	—	—	—	—	—	(60,300)	(60,300)	(12,882)
Other	—	—	(15)	—	—	—	(1,540)	(1,555)	2,597
Comprehensive income (loss):
Net income	—	—	—	229,836	—	—	12,520	242,356	12,495
Foreign currency translation adjustments	—	—	—	—	—	(35,816)	—	(35,816)	—
Balances at September 30, 2019	211,126,056	$2,111	$2,262,461	$(789,387)	$(6,865)	$(181,047)	$235,559	$1,522,832	$418,816

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,363,964)	$254,851
Reconciling items:
Depreciation	184,391	163,004
Amortization	180,394	166,040
Amortization of non-recoupable ticketing contract advances	38,833	54,120
Deferred income tax benefit	(22,615)	(1,008)
Amortization of debt issuance costs and discounts	24,201	16,300
Non-cash compensation expense	106,965	36,924
Unrealized changes in fair value of contingent consideration	(25,745)	7,372
Equity in losses of nonconsolidated affiliates, net of distributions	8,266	6,526
Provision for uncollectible accounts receivable	48,413	14,413
Other, net	(15,160)	(9,177)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	406,202	(392,065)
Decrease (increase) in prepaid expenses and other assets	1,793	(257,268)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,213,409)	135,672
Increase (decrease) in deferred revenue	684,532	(162,782)
Net cash provided by (used in) operating activities	(956,903)	32,922
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(12,232)	(24,110)
Collections of notes receivable	13,838	10,142
Investments made in nonconsolidated affiliates	(9,728)	(34,742)
Purchases of property, plant and equipment	(187,036)	(225,822)
Cash paid for acquisitions, net of cash acquired	(37,283)	(108,075)
Purchases of intangible assets	(3,903)	(22,953)
Other, net	11,812	2,203
Net cash used in investing activities	(224,532)	(403,357)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,608,462	604
Payments on long-term debt	(24,202)	(30,491)
Contributions from noncontrolling interests	2,568	13,124
Distributions to noncontrolling interests	(31,473)	(73,182)
Purchases and sales of noncontrolling interests, net	(106,971)	(29,005)
Proceeds from exercise of stock options	18,092	13,240
Taxes paid for net share settlement of equity awards	(42,818)	(10,578)
Payments for deferred and contingent consideration	(62,035)	(23,322)
Other, net	13	—
Net cash provided by (used in) financing activities	1,361,636	(139,610)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(20,952)	(59,364)
Net increase (decrease) in cash, cash equivalents, and restricted cash	159,249	(569,409)
Cash, cash equivalents and restricted cash at beginning of period	2,474,242	2,378,203
Cash, cash equivalents and restricted cash at end of period	$2,633,491	$1,808,794

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
Seasonality
Due to the seasonal nature of shows at outdoor amphitheaters and festivals, which primarily occur from May through October, our Concerts and Sponsorship & Advertising segments typically experience higher revenue during the second and third quarters. Our Ticketing segment’s revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by its clients. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year. Because of these factors, the results to date are not necessarily indicative of the results expected for the full year. Due to the unprecedented stoppage of concert and other events globally beginning in mid-March resulting from the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.
Cash, Cash Equivalents and Restricted Cash
Included in the September 30, 2020 and December 31, 2019 cash and cash equivalents balance is $614.4 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges, which amounts are to be remitted to these clients.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Acquisitions
During the first nine months of 2020, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions were not significant either on an individual basis or in the aggregate.
During the first nine months of 2020, we acquired the remaining redeemable noncontrolling interests of certain subsidiaries and settled certain contingent consideration obligations in exchange for debt obligations totaling $11.8 million, which are reflected in current portion of long-term debt, net on our consolidated balance sheets. These non-cash transactions have not been reflected as cash flows from financing activities within our consolidated statements of cash flows.
Income Taxes
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of September 30, 2020, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2020 and 2019.
Accounting Pronouncements - Recently Adopted
In June 2016, the FASB issued guidance that replaces the current incurred loss impairment model of recognizing credit losses with an expected loss model for financial assets measured at amortized cost. We adopted this standard on January 1, 2020, and recorded a $3.0 million cumulative-effect adjustment to accumulated deficit in the consolidated balance sheets. The adoption is not expected to have a material effect on our future financial position or results of operations.
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
Accounting Pronouncements - Not Yet Adopted
In August 2020, the FASB issued guidance that simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for annual periods beginning after December 15, 2021 and interim periods within that year. Early adoption is permitted for annual periods beginning after December 15, 2020 and interim periods within that year. The guidance should be applied using either a modified retrospective method or a full retrospective method. We will adopt this guidance on January 1, 2022, and are currently assessing which implementation method we will apply and the impact that adoption will have on our financial position and results of operations.

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
Operating Results
Our third quarter and nine-month results were materially impacted by these necessary actions. Our overall revenue for the quarter decreased by 95% to $184.0 million and for the nine months decreased by 81% to $1.6 billion. The revenue reduction was across all of our segments as a result of few shows occurring globally beginning in the last half of March and low ticket sales for future shows during the same period, along with the impact of ticket refunds and show cancellations. We estimate the lost revenue impact from the global COVID-19 pandemic in the third quarter and first nine months of 2020 to be approximately $3.7 billion and $7.0 billion, respectively. Our operating results for the third quarter and nine months decreased as compared to the same periods of 2019 largely due to the global COVID-19 pandemic impacts to our business, totaling approximately $818.6 million and $1.7 billion, respectively, including $3.6 million and $15.6 million of impairment charges for the third quarter and first nine months of 2020, respectively.
The revenue recognized in our Concerts segment in the first nine months of 2020 included the results of all the shows that occurred prior to the stoppage of events in mid-March. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by September 30, 2020, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first nine months have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $74.0 million in Concerts for refunds that may occur in the future based on the limited amount of data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue or other long-term liabilities to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after September 30, 2021 totaled $103 million and is reflected in other long-term liabilities on our consolidated balance sheets.
By the end of the third quarter of 2020, we had cancelled over 5,000 concerts impacted by the stoppage of events starting in mid-March of this year, equating to approximately 15 million tickets. In addition, we had nearly 6,000 shows, equating to approximately 22 million tickets, that have been postponed and rescheduled into 2021 or were in the process of being rescheduled at the end of the third quarter.

The revenue recognized in our Ticketing segment in the first nine months of 2020 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows, both during the first nine months and up to the time of the filing of these financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate. By the end of the third quarter of 2020 and through the time of this filing, Ticketing had processed or accrued for cancellations or refunds on 23.3 million tickets.
For events that are cancelled, our standard policy is to refund the fan within 30 days, though subject to regulations in various markets and in some cases at the discretion of venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, governmental regulations which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows, have been put in place or drafted. The volume and pace of cash refunds could have a material negative effect on our liquidity and capital resources.
The length and severity of the reduction in live events due to the pandemic is uncertain; accordingly, we currently expect the negative impact to continue into next year. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic on the overall United States and global economies. We believe the ongoing effects of the global COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak. We have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain and we are unable to estimate the impact on our business, financial condition or near- or longer-term financial or operational results.
Cash and available liquidity
We amended our senior secured credit facility in April 2020 and further amended it in July 2020 which, among other things, substitutes our net leverage covenant under our senior secured credit facility with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. These amendments will allow us the flexibility to manage our business through the disruption that we are experiencing in 2020 and expect to experience in 2021.
In addition, we added a new incremental revolving credit facility of $130 million, extending our undrawn debt capacity. Following this increase, we currently have approximately $962.6 million in available debt capacity, including $400 million in undrawn term loan A capacity and $562.6 million in available revolver capacity, net of outstanding letters of credit. Finally, in May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs.
As of September 30, 2020, our total cash and cash equivalents balance was $2.6 billion, which included $614 million of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $962.6 million, gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the shift of shows into 2021, we expect this number to remain above seasonally normal levels throughout this year.
Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of September 30, 2020. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.
Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
We are also making use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we have filed for payroll support under the Employee Retention Credit program established as part of the 2020 CARES Act. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
We are further protecting our cash outflows by reducing advances in both our ticketing and concert businesses, re-assessing all capital expenditure projects and evaluating all other cash deployment activities. As a result of these initiatives and government support programs, we are now targeting over $900 million in cost reductions in 2020 and the elimination or deferral into 2021 of $1.5 billion in cash outflows, which primarily includes the cost reductions discussed above along with lower capital expenditures, acquisition payments, and concert and ticketing advances. We believe this aggressive cost and cash management program, combined with a strong liquidity profile, positions us to manage through the global COVID-19 pandemic-related hold on show activity and provides the flexibility to scale up quickly when shows restart.
Based on these actions and assumptions regarding the impact of the global COVID-19 pandemic, we believe that we will remain in compliance with our debt covenants throughout 2020 and be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, prior to giving effect to any additional financings that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our live events and the magnitude, duration and speed of the global pandemic is unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Planning for a Return to Business
We are currently planning for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear guidance that the time is right to do so, and then in appropriate numbers with expanded cleaning and any social distancing or other regulations. Similarly, we are planning for the resumption of concerts when the time is right. We will let the facts and science tell us when we should start putting on concerts again. We recognize the experience at our venues will change when concerts start back up, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. Recent fan surveys indicate that the demand will be there when the shows return, with nearly 95% of fans expecting to attend concerts again once the pandemic is over. We expect the re-opening of concerts will happen on a market by market basis, and given we operate in 40 countries globally, the timelines will vary from starting now to not for several months or beyond.
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

NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our concert events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements with terms ranging from 5 to 25 years. Many of our definite-lived intangible assets are based on revenue-generating contracts, and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses, and these businesses are experiencing similar impacts to their operations, in line with what we are seeing from the pandemic. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets, which are discussed below.

The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels through the remainder of the year. We expect that most global tours will resume and larger venues will reopen in the following year and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain. As a result, the underlying assumptions used in our impairment assessments could change resulting in future impairment charges.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	September 30,	December 31,
	2020	2019
	(in thousands)
Land, buildings and improvements	$1,250,692	$1,181,876
Computer equipment and capitalized software	857,948	800,990
Furniture and other equipment	413,453	380,174
Construction in progress	168,232	176,275
	2,690,325	2,539,315
Less accumulated depreciation	1,583,637	1,421,383
	$1,106,688	$1,117,932

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2020:

	Revenue- generating contracts	Client / vendor relationships	Trademarks and naming rights	Venue management & leaseholds	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2019:
Gross carrying amount	$700,557	$527,490	$152,935	$149,586	$87,338	$25,219	$1,643,125
Accumulated amortization	(402,022)	(203,361)	(56,416)	(42,699)	(54,220)	(14,266)	(772,984)
Net	298,535	324,129	96,519	106,887	33,118	10,953	870,141
Gross carrying amount:
Acquisitions—current year	46,701	164,361	12	8,695	3,624	94	223,487
Acquisitions—prior year	(228)	—	—	93	—	—	(135)
Foreign exchange	(10,140)	(2,302)	(4,924)	(102)	(292)	4	(17,756)
Other (2)	(31,314)	(125,143)	(150)	(7,211)	(17,180)	(7,902)	(188,900)
Net change	5,019	36,916	(5,062)	1,475	(13,848)	(7,804)	16,696
Accumulated amortization:
Amortization	(65,349)	(62,667)	(12,541)	(14,117)	(21,221)	(4,499)	(180,394)
Foreign exchange	(1,578)	662	267	193	177	(18)	(297)
Other (2)	31,300	125,143	151	7,211	17,209	7,926	188,940
Net change	(35,627)	63,138	(12,123)	(6,713)	(3,835)	3,409	8,249
Balance as of September 30, 2020:
Gross carrying amount	705,576	564,406	147,873	151,061	73,490	17,415	1,659,821
Accumulated amortization	(437,649)	(140,223)	(68,539)	(49,412)	(58,055)	(10,857)	(764,735)
Net	$267,927	$424,183	$79,334	$101,649	$15,435	$6,558	$895,086
______________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business, a festival promotion business and ticketing relationships, all located in the United States.
The 2020 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years) (1)
Revenue-generating contracts	8
Client/vendor relationships	8
Trademarks and naming rights	1
Venue management and leaseholds	7
All categories	8
______________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.

We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2020 and

2019, we reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, as a result of the expected impacts from the global COVID-19 pandemic for the 2020 period, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value. For the nine months ended September 30, 2020 and 2019, we recorded impairment charges related to definite-lived intangible assets of $15.3 million and $19.4 million, respectively, as a component of depreciation and amortization. For both periods, these impairment charges primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair value.
Amortization of definite-lived intangible assets for the three months ended September 30, 2020 and 2019 was $58.4 million and $69.3 million, respectively, and for the nine months ended September 30, 2020 and 2019 was $180.4 million and $166.0 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at September 30, 2020:

(in thousands)
October 1 - December 31, 2020	$50,797
2021	$178,297
2022	$150,749
2023	$128,758
2024	$110,858

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
The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to cease all tours and to close our venues in mid-March. As such actions will continue to have a material impact on our cash flows during the suspension of operations, we have performed qualitative and sensitivity reviews to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. These qualitative and sensitivity reviews included discounted cash flow model sensitivity analyses, and a consideration of the impact from changes in financial forecasts, discount rates and carrying values. The conclusion for all reporting units was that no impairment trigger existed that would require a further quantitative analysis during the nine months ended September 30, 2020. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments, resulting in future impairment charges.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2019:
Goodwill	$1,226,057	$766,263	$441,541	$2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	790,694	766,263	441,541	1,998,498

Acquisitions—current year	48,516	1,409	—	49,925
Acquisitions—prior year	5,072	—	7,165	12,237
Foreign exchange	(2,799)	2,720	(8,678)	(8,757)

Balance as of September 30, 2020:
Goodwill	1,276,846	770,392	440,028	2,487,266
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$841,483	$770,392	$440,028	$2,051,903

Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business and a festival promotion business, both located in the United States.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating lease cost	$59,923	$43,412	$180,478	$139,251
Variable and short-term lease cost	10,545	48,318	43,275	96,147
Sublease income	(3,682)	(4,040)	(11,944)	(12,669)
Net lease cost	$66,786	$87,690	$211,809	$222,729

Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables, while others include periodic adjustments to rent obligations based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved. In response to the global COVID-19 pandemic, we closed our venues in mid-March and the majority of those venues have remained closed through September 30, 2020. As a result, our variable lease cost has declined during the three months and nine months ended September 30, 2020.

Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$154,471	$146,953
Lease assets obtained in exchange for lease obligations, net of terminations	$149,817	$130,011

Future maturities of our operating lease liabilities at September 30, 2020 are as follows:

(in thousands)
October 1 - December 31, 2020	$41,360
2021	205,277
2022	198,912
2023	199,432
2024	182,291
Thereafter	1,598,904
Total lease payments	2,426,176
Less: Interest	843,335
Present value of lease liabilities	$1,582,841

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	September 30,
	2020	2019
Weighted average remaining lease term (in years)	13.9	13.4
Weighted average discount rate	6.19%	5.78%

As of September 30, 2020, we have additional operating leases that have not yet commenced, with total lease payments of $119.1 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2020 to June 2030, with lease terms ranging from 1 to 20 years.
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

NOTE 5—LONG-TERM DEBT
During the first nine months of 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay transaction fees of approximately $35.5 million, leaving approximately $1.6 billion for general corporate purposes.
The amendments to our senior secured credit facility, among other things, provide for (i) a new incremental revolving credit facility, (ii) substitution of the consolidated net leverage ratio covenant with a $500.0 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter ending prior to December 31, 2021, (iii) annualization of consolidated EBITDA for the first three fiscal quarters in which the consolidated net leverage ratio covenant applies (as defined in the agreement), (iv) the reset of the consolidated net leverage ratio upon its resumption to 6.75x with step downs to 6.25x after four quarters, 5.75x after eight quarters, 5.50x after twelve quarters and 5.25x after fourteen quarters through maturity, (v) adjustment of the applicable interest rate on the undrawn portion of the delayed draw term loan A and existing revolving credit facility, (vi) adjustment of the delayed draw term loan A and existing revolving credit facility commitment fees, (vii) temporary limits on our ability to make certain investments and incur additional indebtedness and liens for the period that commenced on July 29, 2020 and ends on the date that we deliver our financial statements and compliance certificate for the first fiscal quarter in which the consolidated net leverage ratio covenant applies (such period, the “Restricted Period”) and (viii) temporary suspension of our ability to make certain voluntary restricted payments through the date on which we deliver a compliance certificate reflecting our compliance with the consolidated net leverage ratio (calculated without annualizing consolidated EBITDA).
Long-term debt, which includes capital leases, consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$940,500	$947,625
6.5% Senior Secured Notes due 2027	1,200,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	—
Other long-term debt	122,249	80,642
Total principal amount	5,037,749	3,403,267
Less unamortized discounts and debt issuance costs	(137,686)	(94,210)
Total long-term debt, net of unamortized discounts and debt issuance costs	4,900,063	3,309,057
Less: current portion	50,789	37,795
Total long-term debt, net	$4,849,274	$3,271,262

Future maturities of long-term debt at September 30, 2020 are as follows:

(in thousands)
October 1, 2020 - December 31, 2020	$31,638
2021	23,457
2022	572,813
2023	36,807
2024	989,519
Thereafter	3,383,515
Total	$5,037,749

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
There were no borrowings under the revolving credit facilities as of September 30, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $67.4 million, $962.6 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.

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
2.0% Convertible Senior Notes Due 2025
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of September 30, 2020, the remaining period for the unamortized debt discount balance of $29.6 million was approximately four years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of September 30, 2020, the effective interest rate on the liability component of the notes was 4.3%.
The following table summarizes the amount of pre-tax interest cost recognized on the notes:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$2,017	$5,261
Amortization of debt discount	1,645	4,308
Amortization of debt issuance costs	299	797
Total interest cost recognized on the notes	$3,961	$10,366

NOTE 6—DERIVATIVE INSTRUMENTS

In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of September 30, 2020, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
During the three and nine months ended September 30, 2020, we recorded unrealized losses of $2.2 million and $38.8 million, respectively, as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $8.3 million of this loss in other comprehensive loss will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.

NOTE 7—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents and other long-term liabilities.

	Estimated Fair Value
	September 30, 2020			December 31, 2019
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$392,945	$—	$392,945	$215,674	$—	$215,674
Liabilities:
Interest rate swap	$—	$35,638	$35,638	$—	$—	$—

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

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2020	December 31, 2019
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,294,440	$—
4.75% Senior Notes due 2027	$891,015	$983,735
4.875% Senior Notes due 2024	$556,727	$596,137
5.625% Senior Notes due 2026	$290,727	$320,553
2.5% Convertible Senior Notes due 2023	$607,893	$675,664
2.0% Convertible Senior Notes Due 2025	$364,112	$—

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis, which had a significant impact on our results of operations for the nine months ended September 30, 2020.

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
2020		(in thousands)
Definite-lived intangible assets, net	$7,390	$—	$—	$7,390	$15,264
2019
Definite-lived intangible assets, net	$—	$—	$—	$—	$19,372

During the nine months ended September 30, 2020 and 2019, we recorded impairment charges related to definite-lived intangible assets of $15.3 million and $19.4 million, respectively, as a component of depreciation and amortization. For the nine months ended September 30, 2020, the impairment charges are primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. For the nine months ended September 30, 2019, the impairment charges were primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, as a result of the expected impacts from the global COVID-19 pandemic for the 2020 period. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

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

NOTE 9—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2020:

	Loss on Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2019	$—	$(145,713)	$(145,713)
Other comprehensive loss before reclassifications	(38,845)	(40,866)	(79,711)
Amount reclassified from AOCI	3,207	—	3,207
Net other comprehensive loss	(35,638)	(40,866)	(76,504)
Balance at September 30, 2020	$(35,638)	$(186,579)	$(222,217)

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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Weighted average common shares—basic	212,593,719	210,621,971	211,781,620	209,849,058
Effect of dilutive securities:
Stock options and restricted stock	—	8,335,405	—	8,249,695
Convertible senior notes	—	—	—	386,741
Weighted average common shares—diluted	212,593,719	218,957,376	211,781,620	218,485,494

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase shares of common stock	9,874,376	311,500	9,874,376	486,849
Restricted stock and deferred stock—unvested	3,713,249	959,089	3,713,249	959,089
Conversion shares related to the convertible senior notes	11,864,035	8,085,275	10,729,717	8,085,275
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,451,660	9,355,864	24,317,342	9,531,213

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
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events are being rescheduled to dates in 2021. For events that have been cancelled as of September 30, 2020, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by allocating our event-related deferred revenue based on where we estimated that the affected events were in the refund process as of September 30, 2020, and applying a venue-specific refund take rate. The venue-specific refund take rates were based on the refunds we have issued through the end of the current reporting period since we ceased all our tours and closed our venues in mid-March.
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
For our Sponsorship & Advertising segment, the impact is partially a delay in the timing of revenue recognition due to our concert events being rescheduled, our venues being closed and the limited number of events currently available for sale on our websites. In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended or are continuing negotiations with certain of our sponsors to either provide additional benefits when our venues reopen and our concert events resume or extend the term of the agreement with no additional benefits to the sponsor.
Concerts
Concerts revenue, including intersegment revenue, for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total Concerts Revenue	$154,791	$3,173,843	$1,290,007	$7,131,491
Percentage of consolidated revenue	84.1%	84.1%	79.4%	82.4%

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

Ticketing
Ticketing revenue, including intersegment revenue, for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total Ticketing Revenue	$(19,822)	$388,458	$177,436	$1,096,865
Percentage of consolidated revenue	*	10.3%	10.9%	12.7%

*	Percentage is not meaningful.

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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At September 30, 2020 and December 31, 2019, we had ticketing contract advances of $66.6 million and $100.9 million, respectively, recorded in prepaid expenses and $91.1 million and $105.7 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $6.7 million and $19.9 million for the three months ended September 30, 2020 and 2019, respectively, and $38.8 million and $54.1 million for the nine months ended September 30, 2020 and 2019, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Total Sponsorship & Advertising Revenue	$47,927	$215,247	$156,560	$441,862
Percentage of consolidated revenue	26.0%	5.7%	9.6%	5.1%

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
At September 30, 2020, we had contracted sponsorship agreements with terms greater than one year that had approximately $956.3 million of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections and expectations of our business resuming, approximately 3%, 38%, 24% and 35% of this revenue in the remainder of 2020, 2021, 2022 and thereafter, respectively.
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
The table below summarizes the amount of current deferred revenue from December 31 recognized during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Concerts	$11,539	$260,907	$281,017	$1,093,890
Ticketing	4,023	11,538	25,231	59,284
Sponsorship & Advertising	824	2,436	17,408	19,188
Other & Corporate	1,364	562	3,402	2,730
	$17,750	$275,443	$327,058	$1,175,092

As of September 30, 2020, approximately 41.0% of the current deferred revenue balance from December 31, 2019 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue or have been reclassified to long-term deferred revenue. In addition, as of September 30, 2020, approximately 28.3% of the current deferred revenue balance from December 31, 2019 has been or is expected to be refunded to fans as the corresponding events have been cancelled or refunds are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. As the global COVID-19 pandemic continues to further delay our ability to resume our concert events and reopen our venues, our long-term deferred revenue balance has increased. We had long-term deferred revenue of $164.1 million and $34.4 million at September 30, 2020 and December 31, 2019, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 11—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Selling, general and administrative expenses	$47,590	$5,483	$82,802	$16,528
Corporate expenses	9,105	6,515	24,163	20,396
Total	$56,695	$11,998	$106,965	$36,924

The increase in stock-based compensation expense for the three and nine months ended September 30, 2020 as compared to the same periods of the prior year is primarily due to the issuance of restricted stock in the second quarter of 2020 in lieu of cash payments due for certain compensation owed to employees, as part of our cash savings initiative in connection with the global COVID-19 pandemic.

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
The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2020 and 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2020
Revenue	$154,791	$(19,822)	$47,927	$806	$—	$316	$184,018
Direct operating expenses	113,283	8,503	8,647	—	—	316	130,749
Selling, general and administrative expenses	257,131	126,518	18,891	3,394	—	—	405,934
Depreciation and amortization	65,794	42,565	6,634	2,192	2,753	—	119,938
Loss (gain) on disposal of operating assets	208	(1)	—	1	—	—	208
Corporate expenses	—	—	—	—	31,630	—	31,630
Operating income (loss)	$(281,625)	$(197,407)	$13,755	$(4,781)	$(34,383)	$—	$(504,441)
Intersegment revenue	$(286)	$(30)	$—	$—	$—	$316	$—

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2019
Revenue	$3,173,843	$388,458	$215,247	$791	$—	$(4,655)	$3,773,684
Direct operating expenses	2,636,344	127,123	41,617	—	—	(4,655)	2,800,429
Selling, general and administrative expenses	355,198	157,590	29,055	704	—	—	542,547
Depreciation and amortization	71,247	39,562	11,332	145	4,020	—	126,306
Loss (gain) on disposal of operating assets	(320)	15	—	—	—	—	(305)
Corporate expenses	—	—	—	—	44,666	—	44,666
Operating income (loss)	$111,374	$64,168	$133,243	$(58)	$(48,686)	$—	$260,041
Intersegment revenue	$2,092	$2,563	$—	$—	$—	$(4,655)	$—
Nine Months Ended September 30, 2020
Revenue	$1,290,007	$177,436	$156,560	$2,407	$—	$(2,615)	$1,623,795
Direct operating expenses	1,046,405	120,967	34,369	—	—	(2,615)	1,199,126
Selling, general and administrative expenses	762,961	411,875	59,661	8,810	—	—	1,243,307
Depreciation and amortization	202,352	125,054	21,766	6,630	8,983	—	364,785
Loss on disposal of operating assets	896	—	—	1	—	—	897
Corporate expenses	—	—	—	—	80,858	—	80,858
Operating income (loss)	$(722,607)	$(480,460)	$40,764	$(13,034)	$(89,841)	$—	$(1,265,178)
Intersegment revenue	$811	$1,804	$—	$—	$—	$(2,615)	$—
Capital expenditures	$98,790	$58,515	$4,709	$—	$6,239	$—	$168,253
Nine Months Ended September 30, 2019
Revenue	$7,131,491	$1,096,865	$441,862	$2,372	$—	$(14,069)	$8,658,521
Direct operating expenses	5,853,380	359,502	80,634	—	—	(14,069)	6,279,447
Selling, general and administrative expenses	989,017	449,862	79,661	2,370	—	—	1,520,910
Depreciation and amortization	176,827	116,465	24,780	404	10,568	—	329,044
Loss (gain) on disposal of operating assets	(675)	122	—	—	—	—	(553)
Corporate expenses	—	—	—	—	121,909	—	121,909
Operating income (loss)	$112,942	$170,914	$256,787	$(402)	$(132,477)	$—	$407,764
Intersegment revenue	$5,032	$9,037	$—	$—	$—	$(14,069)	$—
Capital expenditures	$127,818	$78,414	$5,529	$—	$17,374	$—	$229,135

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

Executive Overview

Due to the global COVID-19 pandemic, we ceased all Live Nation tours and closed all our venues beginning in mid-March to support global efforts to mitigate the spread of the virus. To ensure the safety of our artists, fans, and employees, we held very few traditional events in the third quarter and had minimal ticket sales. As a result, our overall revenue for the quarter decreased by 95%, from $3.8 billion to $184 million. The revenue reduction was largely in our Concerts and Ticketing segments as a result of almost no shows occurring globally in the quarter and ticket sales for future shows sharply reduced given the uncertainty around when live events will return. Our Ticketing revenue was also impacted by refunds for cancelled and postponed events. The pandemic led to an operating loss for the quarter of $504 million compared to operating income of $260 million for the third quarter of last year. For the first nine months of 2020, our total revenue decreased by $7.0 billion, or 81%, as compared to last year. The change was the same without the impact of foreign exchange rates. The revenue impact of the global COVID-19 pandemic for the first nine months was partially offset by normal operations from January through mid-March, when it appeared we were on track for another record year. Our year-to-date operating loss of $1.3 billion was partially mitigated by the results for the first two and a half months of the year plus our cost savings initiatives, which began at the end of March and generated $507 million of fixed cost savings for the second and third quarters compared to our plan just prior to the onset of the global COVID-19 pandemic. While the unparalleled disruption of the pandemic has had a material impact on our business, as the leading global live event and ticketing company, we still firmly believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. We are actively taking steps to ensure that when the time is right for us to do so, we will be ready to ramp back up and once again connect audiences to artists at the concerts they are looking forward to.
Our Concerts segment revenue for the quarter decreased by $3.0 billion, or 95%, as compared to last year. The unfavorable results were almost entirely due to the impact of the global COVID-19 pandemic. Show count for the quarter was down 96% compared to last year to 367 events, which included a few socially distanced club shows in Europe, events in New Zealand (which has recently re-opened for shows), as well as drive-in concerts and some rentals to third parties in North

America. A total of 269 thousand fans attended these shows. Concerts had an operating loss for the quarter largely due to lost business resulting from the global COVID-19 pandemic and from sunk costs, such as advertising expenses, associated with shows cancelled or rescheduled to 2021 due to the pandemic. For the first nine months, our Concerts segment revenue decreased by $5.8 billion, or 82%. By the end of the third quarter of 2020, Concerts had cancelled over 5,000 concerts impacted by the stoppage of events starting in mid-March of this year, equating to approximately 15 million tickets. In addition, we had nearly 6,000 shows, equating to approximately 22 million tickets, that have been postponed and rescheduled into 2021 or were in the process of being rescheduled at the end of the third quarter.
Our Ticketing segment revenue fell below zero for the quarter as a result of refunds being processed for tickets that were sold in previous quarters. Third quarter revenue was $(20) million, compared to $388 million for the third quarter last year. Before refunds, our fee-bearing tickets were 6.5 million for the quarter, a reduction of 48.8 million tickets, or 88%, compared to last year. A total of 5.2 million tickets were refunded in the quarter, amounting to just slightly over $500 million of gross transaction value. The decline in operating results for the quarter was largely driven by the lack of ticket sales as well as refunds processed for cancelled and rescheduled events. For the first nine months, our Ticketing segment revenue fell by $919 million, or 84%. Before refunds, we had sold 52.1 million fee-bearing tickets year-to-date, a reduction of 67% compared to the first nine months of 2019. A total of 23.3 million tickets have been refunded year-to-date, amounting to nearly $2.3 billion of gross transaction value.
Our Sponsorship & Advertising segment revenue for the quarter decreased by $167 million, or 78%, as compared to last year. For the first nine months, our Sponsorship & Advertising segment revenue decreased by $285 million, or 65%, as compared to last year. After a very strong performance for the first 10 weeks of the year, there has been a significant reduction to Sponsorship & Advertising revenue and operating results due to the lack of shows and ticket sales resulting from the global COVID-19 pandemic.
We are currently focused on mitigating the financial impact of the shutdown. We have undertaken cost-savings initiatives across the organization, including salary reductions, hiring freezes, furloughs, termination of certain employees, as well as eliminating costs for consultants, travel and entertainment and repairs and maintenance for our facilities. We are also protecting our liquidity by tightly managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. Currently, we do not anticipate a significant change in activity levels through next year. The magnitude and pace of the recovery will depend on each market and their containment efforts, the nature of the events being held, and ongoing efforts to develop rapid testing technologies, effective treatments and/or vaccines for COVID-19. We remain optimistic about the long-term potential of our company and the unique power of live shows to unite people. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage through the global COVID-19 pandemic and its impact on live events and provides us the flexibility to scale up quickly when our shows resume.

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

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts
Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. While our Concerts segment operates year-round traditionally, we typically experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally beginning in mid-March due to the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend. Revenue and related costs for events are generally deferred and recognized when the event occurs. All advertising costs incurred during the year for shows in future years are expensed at the end of the year. If a current year event is rescheduled into a future year, all advertising costs incurred to date are expensed in the period when the event is rescheduled.
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
Sponsorship & Advertising direct operating expenses include fulfillment costs related to our sponsorship programs, along with other costs.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands except estimated events)
Concerts (1)
Events:
North America	226	7,249	5,009	20,137
International	141	1,879	2,571	7,450
Total estimated events	367	9,128	7,580	27,587
Fans:
North America	208	22,777	5,945	47,587
International	61	8,843	4,779	25,979
Total estimated fans	269	31,620	10,724	73,566
Ticketing (2)
Fee-bearing tickets	1,323	55,348	28,801	158,558
Non-fee-bearing tickets	8,392	61,664	70,031	182,529
Total estimated tickets	9,715	117,012	98,832	341,087
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
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the period regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these financial statements. Fee-bearing tickets include refunds of 5.2 million and 23.3 million for the three and nine months ended September 30, 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended September 30, 2020
Concerts	$(281,625)	$39,635	$208	$65,794	$—	$2,603	$(173,385)
Ticketing	(197,407)	5,422	(1)	42,565	9,178	(1,693)	(141,936)
Sponsorship & Advertising	13,755	2,533	—	6,634	—	—	22,922
Other and Eliminations	(4,781)	—	1	2,192	(2,471)	—	(5,059)
Corporate	(34,383)	9,105	—	2,753	—	746	(21,779)
Total	$(504,441)	$56,695	$208	$119,938	$6,707	$1,656	$(319,237)
Three Months Ended September 30, 2019
Concerts	$111,374	$3,195	$(320)	$71,247	$—	$9,028	$194,524
Ticketing	64,168	1,570	15	39,562	21,783	228	127,326
Sponsorship & Advertising	133,243	718	—	11,332	—	—	145,293
Other and Eliminations	(58)	—	—	145	(1,930)	—	(1,843)
Corporate	(48,686)	6,515	—	4,020	—	(1)	(38,152)
Total	$260,041	$11,998	$(305)	$126,306	$19,853	$9,255	$427,148
Nine Months Ended September 30, 2020
Concerts	$(722,607)	$66,376	$896	$202,352	$—	$(19,269)	$(472,252)
Ticketing	(480,460)	11,219	—	125,054	44,122	(750)	(300,815)
Sponsorship & Advertising	40,764	5,207	—	21,766	—	—	67,737
Other and Eliminations	(13,034)	—	1	6,630	(5,289)	—	(11,692)
Corporate	(89,841)	24,163	—	8,983	—	2,094	(54,601)
Total	$(1,265,178)	$106,965	$897	$364,785	$38,833	$(17,925)	$(771,623)
Nine Months Ended September 30, 2019
Concerts	$112,942	$9,826	$(675)	$176,827	$—	$33,774	$332,694
Ticketing	170,914	4,675	122	116,465	58,680	678	351,534
Sponsorship & Advertising	256,787	2,027	—	24,780	—	—	283,594
Other and Eliminations	(402)	—	—	404	(4,560)	—	(4,558)
Corporate	(132,477)	20,396	—	10,568	—	—	(101,513)
Total	$407,764	$36,924	$(553)	$329,044	$54,120	$34,452	$861,751
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$154,791	$3,173,843	(95)%	$1,290,007	$7,131,491	(82)%
Direct operating expenses	113,283	2,636,344	(96)%	1,046,405	5,853,380	(82)%
Selling, general and administrative expenses	257,131	355,198	(28)%	762,961	989,017	(23)%
Depreciation and amortization	65,794	71,247	(8)%	202,352	176,827	14%
Loss (gain) on disposal of operating assets	208	(320)	*	896	(675)	*
Operating income (loss)	$(281,625)	$111,374	*	$(722,607)	$112,942	*
Operating margin	*	3.5%		(56.0%)	1.6%
AOI **	$(173,385)	$194,524	*	$(472,252)	$332,694	*
AOI margin **	*	6.1%		(36.6%)	4.7%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Concerts revenue decreased $3.0 billion during the three months ended September 30, 2020 as compared to the same period of the prior year primarily due to the continued unprecedented stoppage of our concert events globally throughout the third quarter of 2020. Due to the global COVID-19 pandemic, beginning in mid-March 2020 we ceased all of our tours, closed our venues and cancelled or postponed our festivals to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities. Concerts had incremental revenue of $26.8 million from acquisitions, primarily that of a merchandise business.
Operating results
The decrease in Concerts operating results for the three months ended September 30, 2020 was primarily driven by the reduction in revenue related to the global COVID-19 pandemic discussed above partially offset by cost reduction measures implemented during 2020, which have included salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Nine Months
Revenue
Concerts revenue decreased $5.8 billion during the nine months ended September 30, 2020 as compared to the same period of the prior year primarily due to the reduction in revenue caused by the global COVID-19 pandemic discussed above. Concerts had incremental revenue of $123.3 million from the acquisitions of concert promotion, venue management and merchandise businesses.
Operating results
The decrease in Concerts operating results for the nine months ended September 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above. Concerts operating results for the nine months ended September 30, 2020 include net operating losses of $44.6 million related to acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$(19,822)	$388,458	*	$177,436	$1,096,865	(84)%
Direct operating expenses	8,503	127,123	(93)%	120,967	359,502	(66)%
Selling, general and administrative expenses	126,518	157,590	(20)%	411,875	449,862	(8)%
Depreciation and amortization	42,565	39,562	8%	125,054	116,465	7%
Loss (gain) on disposal of operating assets	(1)	15	*	—	122	*
Operating income (loss)	$(197,407)	$64,168	*	$(480,460)	$170,914	*
Operating margin	*	16.5%		*	15.6%
AOI **	$(141,936)	$127,326	*	$(300,815)	$351,534	*
AOI margin **	*	32.8%		*	32.0%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Ticketing revenue decreased $408.3 million during the three months ended September 30, 2020 as compared to the same period of the prior year primarily due to refunds for cancelled events for third-party clients and the lack of tickets available for sale to the public driven by the unprecedented stoppage of concerts, sports and other events globally during the third quarter of 2020 due to the global COVID-19 pandemic.
Operating results
The decrease in Ticketing operating results for the three months ended September 30, 2020 was primarily due to the reduction in revenue caused by the global COVID-19 pandemic discussed above. This decrease was partially offset by cost reduction measures implemented during 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Nine Months
Revenue
Ticketing revenue decreased $919.4 million during the nine months ended September 30, 2020 as compared to the same period of the prior year primarily due to the reduction in revenue caused by the global COVID-19 pandemic discussed above.
Operating results
The decrease in Ticketing operating results for the nine months ended September 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above, without a proportionate reduction in direct operating expenses as credit card fees and other costs associated with processing refunds and responding to fan and ticketing client inquiries continued.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2020	2019		2020	2019
	(in thousands)			(in thousands)
Revenue	$47,927	$215,247	(78)%	$156,560	$441,862	(65)%
Direct operating expenses	8,647	41,617	(79)%	34,369	80,634	(57)%
Selling, general and administrative expenses	18,891	29,055	(35)%	59,661	79,661	(25)%
Depreciation and amortization	6,634	11,332	(41)%	21,766	24,780	(12)%
Operating income (loss)	$13,755	$133,243	(90)%	$40,764	$256,787	(84)%
Operating margin	28.7%	61.9%		26.0%	58.1%
AOI **	$22,922	$145,293	(84)%	$67,737	$283,594	(76)%
AOI margin **	47.8%	67.5%		43.3%	64.2%
_______

**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Three Months
Revenue
Sponsorship & Advertising revenue decreased $167.3 million during the three months ended September 30, 2020 as compared to the same period of the prior year primarily due to a reduction in sponsorship revenue associated with our venues, festivals and lack of online activity as ticket sales declined driven by the unprecedented stoppage of events beginning in mid-March of 2020 due to the global COVID-19 pandemic.
Operating results
The decrease in Sponsorship & Advertising operating results for the three months ended September 30, 2020 was primarily driven by the reduction in revenue discussed above. In addition, cost reduction measures were implemented during 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.
Nine Months
Revenue
Sponsorship & Advertising revenue decreased $285.3 million during the nine months ended September 30, 2020 as compared to the same period of the prior year primarily due to the reduction in revenue caused by the global COVID-19 pandemic discussed above.
Operating results
The decrease in Sponsorship & Advertising operating income for the nine months ended September 30, 2020 was primarily driven by the impact of the global COVID-19 pandemic discussed above along with higher fulfillment costs on certain sponsorship programs.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2020			2019
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$184,018	$(5,004)	$179,014	$3,773,684	(95)%	(95)%
Operating expenses:
Direct operating expenses	130,749	(1,411)	129,338	2,800,429	(95)%	(95)%
Selling, general and administrative expenses	405,934	(4,519)	401,415	542,547	(25)%	(26)%
Depreciation and amortization	119,938	253	120,191	126,306	(5)%	(5)%
Loss (gain) on disposal of operating assets	208	—	208	(305)	*	*
Corporate expenses	31,630	(12)	31,618	44,666	(29)%	(29)%
Operating income (loss)	(504,441)	$685	$(503,756)	260,041	*	*
Operating margin	*		*	6.9%
Interest expense	66,093			36,587
Interest income	(2,810)			(5,863)
Equity in losses of nonconsolidated affiliates	2,615			2,681
Other expense (income), net	(10,977)			5,384
Income (loss) before income taxes	(559,362)			221,252
Income tax expense (benefit)	(16,904)			27,280
Net income (loss)	(542,458)			193,972
Net income (loss) attributable to noncontrolling interests	(13,556)			15,047
Net income (loss) attributable to common stockholders of Live Nation	$(528,902)			$178,925
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Corporate Expenses
Corporate expenses decreased $13.0 million, or 29%, during the three months ended September 30, 2020 as compared to the same period of the prior year primarily due to cost reduction efforts implemented during 2020, including salary reductions, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest Expense
Interest expense increased $29.5 million, or 81%, during the three months ended September 30, 2020 as compared to the same period of the prior year due to additional interest costs from the issuance of our 4.75% senior notes in October 2019, the issuance of our 2.0% convertible senior notes in February 2020 and the issuance of our 6.5% senior secured notes in May 2020. These additional costs were partially offset by interest cost reductions realized from the October 2019 redemption of our 5.375% senior notes and amendment to our senior secured credit facility.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was a loss of $13.6 million during the three months ended September 30, 2020 as compared to income of $15.0 million for the same period of the prior year primarily due to lower worldwide operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during the third quarter of 2020 due to the global COVID-19 pandemic.

Nine Months

	Nine Months Ended September 30,				% Change
	2020			2019
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,623,795	$15,391	$1,639,186	$8,658,521	(81)%	(81)%
Operating expenses:
Direct operating expenses	1,199,126	15,298	1,214,424	6,279,447	(81)%	(81)%
Selling, general and administrative expenses	1,243,307	3,901	1,247,208	1,520,910	(18)%	(18)%
Depreciation and amortization	364,785	1,995	366,780	329,044	11%	11%
Loss (gain) on disposal of operating assets	897	—	897	(553)	*	*
Corporate expenses	80,858	3	80,861	121,909	(34)%	(34)%
Operating income (loss)	(1,265,178)	$(5,806)	$(1,270,984)	407,764	*	*
Operating margin	(77.9%)		(77.5%)	4.7%
Interest expense	162,781			109,894
Interest income	(9,712)			(12,229)
Equity in losses (earnings) of nonconsolidated affiliates	6,656			(6,291)
Other expense (income), net	(11,522)			1,551
Income (loss) before income taxes	(1,413,381)			314,839
Income tax expense (benefit)	(49,417)			59,988
Net income (loss)	(1,363,964)			254,851
Net income (loss) attributable to noncontrolling interests	(82,761)			25,015
Net income (loss) attributable to common stockholders of Live Nation	$(1,281,203)			$229,836
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Corporate Expenses
Corporate expenses decreased $41.1 million, or 34%, during the nine months ended September 30, 2020 as compared to the same period of the prior year primarily due to cost reduction efforts implemented during 2020, including salary reductions, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest Expense
Interest expense increased $52.9 million, or 48%, during the nine months ended September 30, 2020 as compared to the same period of the prior year due to additional interest costs from the issuance of our 4.75% senior notes in October 2019, the issuance of our 2.0% convertible senior notes in February 2020 and the issuance of our 6.5% senior secured notes in May 2020. These additional costs were partially offset by interest cost reductions realized from the October 2019 redemption of our 5.375% senior notes and amendment to our senior secured credit facility.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates was a loss of $6.7 million for the nine months ended September 30, 2020 as compared to earnings of $6.3 million for the comparable period of the prior year due to lower operating results from certain nonconsolidated affiliates driven by the impacts of the global COVID-19 pandemic.

Income tax expense (benefit)
For the nine months ended September 30, 2020, we had a net tax benefit of $49.4 million on a loss before income taxes of $1.4 billion compared to net tax expense of $60.0 million on income before income taxes of $314.8 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the income tax benefit consisted of $30.6 million related to foreign entities and $18.7 million related to United States federal taxes, and $0.1 million related to state and local income taxes. The net decrease in tax expense of $109.4 million was due primarily to a decrease in earnings in certain non-United States jurisdictions.

Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was a loss of $82.8 million during the nine months ended September 30, 2020 as compared to income of $25.0 million for the same period of the prior year primarily due to lower operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during the first nine months of 2020 due to the global COVID-19 pandemic.
Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic is having on our business, and the uncertainty of the duration of current conditions globally, we are taking certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which among other things, substitutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. As a result, we believe that these amendments and additional debt issuance will allow us the flexibility to manage our business through the disruption we have experienced in 2020 and expect to experience in 2021.
We have also launched a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing. We are also making use of governmental support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there are robust payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we are receiving payroll support under the Employee Retention Credit program for employers established as part of the 2020 CARES Act.
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
Our balance sheet reflects cash and cash equivalents of $2.6 billion at September 30, 2020 and $2.5 billion at December 31, 2019. Included in the September 30, 2020 and December 31, 2019 cash and cash equivalents balances are $614.4 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $784.6 million in cash and cash equivalents, excluding client cash, at September 30, 2020. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $4.9 billion and $3.3 billion at September 30, 2020 and December 31, 2019, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at September 30, 2020.
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
For our Concerts segment, we often receive cash related to ticket revenue in advance of the event, which is recorded in deferred revenue until the event occurs. In the United States, this cash is largely associated with events in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our owned or operated venues, as well as events in third-party venues associated with our promoter’s share of tickets in allocation markets. We do not otherwise generally hold cash for events being held in third-party venues. In the United States, most venues traditionally hold all the cash, and internationally either the venue holds all the cash or holds the portion of the cash associated with their ticket allocation. With the exception of some upfront costs and artist advances, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. Artists are paid when the event occurs under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits, net of any advance they have received. When an event is cancelled, any cash held in deferred revenue is reclassified to accrued expenses as those funds are typically refunded to the fan within 30 days of event cancellation. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for a cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. When a show is rescheduled, fans have the ability to request a refund if they do not want to attend the event on the new date, although historically we have had low levels of refund requests for rescheduled events.
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

Sources of Cash
During the first nine months of 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay transaction fees of approximately $35.5 million, leaving approximately $1.6 billion for general corporate purposes.
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
Amended Senior Secured Credit Facility
In April 2020 and July 2020, we amended our senior secured credit facility and now have (i) a $400 million delayed draw term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. The delayed draw term loan A facility is available to be drawn until October 2021. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $425 million during the Restricted Period and $855 million after the Restricted Period, (y) the aggregate principal amount of voluntary prepayments of the delayed draw term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) except during the Restricted Period, additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
There were no borrowings under the revolving credit facilities as of September 30, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $67.4 million, $962.6 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.

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
2.0% Convertible Senior Notes Due 2025
In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
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
As of September 30, 2020, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these debt covenants throughout 2020.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2020, we used $37.3 million of cash primarily for the acquisitions of a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $71.1 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During the nine months ended September 30, 2019, we used $108.1 million of cash primarily for the acquisitions of a venue management business located in Belgium, a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $67.3 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases and Sales of Noncontrolling Interests
During the nine months ended September 30, 2020, we used $107.0 million of cash primarily for the acquisitions of the remaining or additional interest in festival promotion businesses located in the United States and Brazil.
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

Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords or replacements funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Maintenance capital expenditures	$55,999	$105,431
Revenue generating capital expenditures	106,784	119,725
Total capital expenditures	$162,783	$225,156

Maintenance capital expenditures during the first nine months of 2020 decreased from the same period of the prior year primarily due to a reduction in venue-related projects and technology enhancements as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
We currently expect capital expenditures to be approximately $210 million for the full year of 2020.

Cash Flows

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(956,903)	$32,922
Investing activities	$(224,532)	$(403,357)
Financing activities	$1,361,636	$(139,610)
Operating Activities
Cash used in operating activities was $956.9 million for the nine months ended September 30, 2020 as compared to cash provided by operating activities of $32.9 million in the same period of the prior year. During the first nine months of 2020, we had lower cash-related income and a decrease in our accounts payable and accrued expenses as compared to an increase in the same period of the prior year due to the impacts of the global COVID-19 pandemic. In addition, we had an increase in deferred revenue as compared to a decrease in the same period of the prior year as well as decreases in accounts receivable and prepaid expenses as compared to increases in the same period of the the prior year, all due to the cessation of our concert events beginning in mid-March in response to the global COVID-19 pandemic.

Investing Activities
Cash used in investing activities decreased $178.8 million for the nine months ended September 30, 2020 as compared to the same period of the prior year primarily due to fewer acquisitions and less cash paid for capital expenditures, intangible assets, and investments in nonconsolidated affiliates. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities was $1.4 billion for the nine months ended September 30, 2020 as compared to cash used in financing activities of $139.6 million in the same period of the prior year primarily due to higher net proceeds in 2020 from debt issuances. See “—Sources of Cash” above for further discussion. .

Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year-over-year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients. Due to the unprecedented stoppage of our concert and other events globally beginning in mid-March resulting from the global COVID-19 pandemic, we do not expect that any quarter in 2020 will follow our typical seasonality trend.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $274.1 million for the nine months ended September 30, 2020. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the nine months ended September 30, 2020 by $27.4 million. As of September 30, 2020, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2020, we had forward currency contracts outstanding with a notional amount of $21.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.0 billion of total debt, excluding debt discounts and issuance costs, outstanding as of September 30, 2020, of which $4.5 billion was fixed-rate debt and $0.5 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2020, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2020 with no subsequent change in rates for the remainder of the period.
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
We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues beginning in mid-March. As such actions are having a material impact on our cash flows during the suspension of operations, we performed qualitative and sensitivity reviews in all quarters of this year to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value.
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
Specifically, these reviews included updating recent quantitative tests for current discount rates and financial results and forecasts, performing tests of model sensitivities to changes in discount rates, revenue and terminal growth rates and market multiples, or a consideration of the impact from changes in financial forecasts, discount rates and carrying values. As a result of these interim assessments, we concluded that, during the nine months ended September 30, 2020, no conditions existed that would more likely than not reduce the fair value of any of our reporting units below its carrying amount and therefore we do not believe that our goodwill is impaired. Our Artist Management and Artist Services reporting units continue to be more sensitive than our other reporting units. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments.

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
Based on their evaluation as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affects on their design and operating effectiveness.

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
In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe similarly shut down. Each of our segments—Concerts, Ticketing and Sponsorship & Advertising—depends on live music and sporting events in order to generate most of its revenue, whether through promotion of music tours or the operation of venues that host concerts, sales of sponsorship and advertising for such venues or show activity, or ticketing of concerts and sporting events. As of the date of this report, certain sports leagues have recommenced, but they have largely done so without fans or at greatly reduced capacity, and thus without the typical need for ticketing. There has also been extremely limited concert activity, largely outside of the United States, at reduced capacity. Until such time as fans are allowed at sporting events at capacity and concerts recommence in a meaningful way, our revenue will be minimal; the possibility exists that these circumstances might continue for a longer period of time than current expectations.
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
We will continue to evaluate and explore additional mechanisms to attempt to ensure that we have adequate capital to fund our business, including through the issuance and sale of additional debt or equity securities. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. Due to potential liquidity concerns caused by the global COVID-19 pandemic, in March and August 2020, Moody’s downgraded our Corporate Family Ratings and in May 2020, S&P downgraded the company’s credit ratings to B+ with a negative outlook; the likelihood that we may experience further negative credit actions increases the longer the duration of the pandemic and its ancillary effects. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of the global COVID-19 pandemic on the financial markets could adversely impact our ability to raise funds.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2020	907	$51.04
August 2020	433,492	$58.67
September 2020	—	$—
	434,399

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
10.1
Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)