Form 10-K
period 2020-12-31
Live Nation Entertainment, Inc.
filed 2021-03-01
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020,
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $6.4 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 22, 2021, there were 218,047,105 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,849,952 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

ITEM 1.    BUSINESS

Impact of the Global COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our live event business. We initially saw event restrictions in Asia and parts of Europe. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position.

Operating Results
Our annual results were materially impacted by these necessary actions. Our overall revenue for the year decreased by 84% to $1.9 billion. The revenue reduction was across all of our segments as a result of few shows occurring globally beginning in the last half of March 2020 and low ticket sales for future shows during the same period, along with the impact of ticket refunds and show cancellations. Our operating results for the year decreased as compared to 2019 largely due to the global COVID-19 pandemic impacts to our business to a loss for the year of $1.7 billion, including $27.5 million of impairment charges for 2020.

The revenue recognized in our Concerts segment in 2020 included the results of all the shows that occurred prior to the stoppage of events in mid-March. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by December 31, 2020, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the year have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $102.0 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the limited amount of data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue or other long-term liabilities to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after December 31, 2021 totaled $35 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment in 2020 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate. By the end of 2020 and through the time of this filing, Ticketing had processed or accrued for cancellations or refunds on 27.4 million tickets.
For events that are cancelled, our standard policy is to refund the fan within 30 days, though subject to regulations in various markets and in some cases at the discretion of venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, governmental regulations which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows, have been put in place in response to the global COVID-19 pandemic. The volume and pace of cash refunds has had and may continue to have a material negative effect on our liquidity and capital resources.
The length and severity of the reduction in live events due to the pandemic is uncertain; accordingly, we currently expect the negative impact to continue in 2021. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic and the uncertainty on the timing of the roll out of vaccines on the overall United States and global economies. We believe the ongoing effects of the global COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak. We have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain and we are unable to estimate the impact on our business, financial condition or near- or longer-term financial or operational results.
Cash and available liquidity
We amended our senior secured credit facility in April 2020 and further amended it in July 2020 which, among other things, substitutes our net leverage covenant under our senior secured credit facility with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. These amendments will allow us the flexibility to manage our business through the disruption that we experienced in 2020 and expect to experience in 2021.
In addition, we added a new incremental revolving credit facility of $130 million, extending our undrawn debt capacity. Following this increase, we currently have approximately $961.7 million in available debt capacity, including $400 million in undrawn term loan A capacity and $561.7 million in available revolver capacity, net of outstanding letters of credit. In addition, in February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025 and in May 2020 we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs.
As of December 31, 2020, our total cash and cash equivalents balance was $2.5 billion, which included $673.5 million of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $961.7 million, gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the shift of shows into 2021, we expect this number to remain above seasonally normal levels throughout the first half of 2021.

Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of December 31, 2020. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.
Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60% during 2020. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
We are also making use of government support programs globally. In most European and Asian markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there were payroll support programs to mitigate a substantial portion of employee costs, some of which are continuing into 2021. Additionally, in the United States, we have filed for payroll support under the Employee Retention Credit program established as part of the 2020 CARES Act. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
We are further protecting our cash outflows by reducing advances in both our ticketing and concert businesses, re-assessing all capital expenditure projects and evaluating all other cash deployment activities. As a result of these initiatives and government support programs, we achieved over $950 million in cost reductions in 2020 and the elimination or deferral into 2021 of $1.6 billion in cash outflows, which primarily includes the cost reductions discussed above along with lower capital expenditures, acquisition payments, and concert and ticketing advances. We believe this aggressive cost and cash management program, combined with a strong liquidity profile, positions us to manage through the global COVID-19 pandemic-related hold on show activity and provides the flexibility to scale up quickly when shows restart.
Based on these actions and assumptions regarding the impact of the global COVID-19 pandemic, we believe that we will remain in compliance with our debt covenants throughout 2021 and be able to generate sufficient liquidity to satisfy our obligations for the next twelve months, prior to giving effect to any additional financings that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our liquidity requirements will be correct because we have never previously experienced a complete cessation of our live events and the magnitude, duration and speed of the global pandemic is unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Planning for a Return to Business
We are currently planning for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear guidance that the time is right to do so, and then in appropriate numbers with expanded cleaning and any social distancing or other regulations. Similarly, we are planning for the resumption of concerts when the time is right. We will let the facts and science tell us when we should start putting on concerts again. We recognize the experience at our venues will change when concerts start back up, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. Recent fan surveys indicate that the demand will be there when the shows return, with 95% of fans expecting to attend concerts again once the pandemic is over. We expect the re-opening of concerts will happen on a market by market basis, and given we operate in 46 countries globally, the timelines will vary from now to not for several months or beyond. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels until early in the second half of 2021. We expect that most global tours will resume and larger venues will reopen in the second half of 2021 and that the underlying business will begin generating operating income once again.
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

Because of the impact that the pandemic has had on our business in 2020, we are using operational metrics below based on 2019 results as they are more representative of the size of our business.

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 580 million fans across all of our concerts and ticketing platforms in 46 countries.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting nearly 98 million fans to more than 40,000 events for over 5,000 artists in 2019. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 289 venues, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl®, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2019, we had nearly 110 managers providing services to more than 500 artists.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, mobile apps, numerous retail outlets and call centers, selling over 485 million tickets through our systems in 2019. Ticketmaster serves nearly 11,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
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
•Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artists, agents and managers, we believe we can continue to expand our concert base by delivering strong and consistent services.
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

•Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing the fans attending our shows each year. We will continue to develop and to scale new products in order to drive onsite revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.
•Fans. We connected over 580 million fans to their favorite live event in 2019. Our database of fans and their interests provides us with the means to efficiently market our shows to them.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. We promoted shows or tours for over 5,000 artists globally in 2019. In addition, through our artist management companies, we manage more than 500 artists.
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
•Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 41 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in, 289 venues located across 46 countries as of the end of 2020, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 111 festivals globally in 2019. In addition, we believe that our global ticketing distribution network—which includes one of the largest ecommerce sites and related apps along with nearly 11,500 clients worldwide in 2019—makes us the largest ticketing network in the world.
•Sponsors. We employ a sales force of over 500 people that works with nearly 1,200 sponsors, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands including Citibank, O2, American Express, Cisco, Hilton, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $1.5 billion, or 78.9%, of our total revenue during 2020. We promoted more than 8,000 live music and other events in 2020. While our Concerts segment operates year-round traditionally, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. Due to the unprecedented stoppage of our concert events globally in mid-March due to the worldwide COVID-19 pandemic, we did not promote our usual number of shows or experience our typical seasonality trends in 2020.
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

Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps, ticket outlets and telephone call centers. During 2020, we sold 41%, 54%, 4% and 1% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $188.4 million, or 10.1%, of our total revenue during 2020, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold 31 million tickets in 2020 on which we were paid fees for our services. In addition, approximately 89 million tickets were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we did not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well. Due to the unprecedented stoppage of live events globally in mid-March or reduction in the number of fans in attendance due to the worldwide COVID-19 pandemic, we did not sell our usual number of tickets in 2020.
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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $203.7 million, or 10.9%, of our total revenue during 2020. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are typically associated with our outdoor venues and festivals, which are primarily used in or occur from May through October. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we did not recognize our normal amount of sponsorship revenue or experience our typical seasonality trends in 2020.
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
•Restaurants & Music Halls—Restaurants & Music Halls are indoor venues that offer customers an integrated live music, entertainment and dining experience. This category includes our House of Blues® and Brooklyn Bowl® venues whose live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the strength of the brand and the quality of the food, service and unique atmosphere in our restaurants attract customers to these venues independently from a live music event and generate a significant amount of repeat business from local customers.
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

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2020:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	1	1	1	—	3
Amphitheater	5,000 - 30,000	10	33	4	13	—	60
Arena	5,000 - 20,000	1	10	2	3	1	17
Theater	1,000 - 6,500	7	53	9	21	2	92
Club	Less than 1,000	3	33	1	14	—	51
Restaurants & Music Halls	1,000 - 2,000	2	12	—	—	—	14
Festival Sites (1)	Varies	5	—	37	—	—	42
Other Venues	Varies	—	7	—	—	3	10
Total venues in operation (2)		28	149	54	52	6	289

Venues currently under construction		—	8	1	—	3	12
Venues not currently in operation		—	1	—	—	—	1

Total venues in operation by location:
North America		19	116	20	52	5	212
International		9	33	34	—	1	77
__________
(1)Operated festival sites includes multi-year agreements providing us the right to use public or private land for a defined period of time leading up to and continuing after the festival. We may enter into multiple agreements for a single festival site or use the same site for multiple festivals. We have aggregated the agreements for each festival site and reported them as one festival site.
(2)Venues in operation includes our venues that were closed temporarily beginning in mid-March 2020 due to the global COVID-19 pandemic.

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
•our diverse distribution platform of venues;
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
Some of our competitors in the live music promotion industry are Anschutz Entertainment Group, or AEG, Another Planet Entertainment, Jam Productions, Ltd. and I.M.P in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia and Australia. AEG operates under a number of different names including AEG Presents, Concerts West, Frontier Touring, Goldenvoice and Messina Touring Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include ASM Global, Madison Square Garden Entertainment Corp., The Nederlander Organization and Bowery Presents, in addition to numerous smaller regional companies in North America, Europe, Australia and New Zealand. Some of our competitors in venue management may have more attractive or a greater number of venues in certain markets, and may have greater financial resources in those markets.
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

Our People and Culture
Bringing more than 40,000 events to life and connecting over 580 million fans across all of our concerts and ticketing platforms, as we did in 2019 prior to the global Covid-19 pandemic, is a massive undertaking, made possible by our thousands of employees spread across 46 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.

Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means our top priority is making sure that every employee can rely on the company to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under seven core pillars, designed to support key life moments:
•Taking Care of Yourself: To enhance overall happiness and wellness, we offer flexible vacation time, free ticket perks and in-house meditation sessions, crisis support and crowdfunding networks, and more.
•Taking Care of Your Health: Beyond a full suite of medical, dental and vision benefits, we provide access to virtual doctor’s appointments and mental health services.
•Taking Care of Your Family: We provide assistance with fertility needs such as egg-freezing, egg-donation and IVF, as well as adoption or surrogacy, primary caregiver leave for new parents, sick leave to care for loved ones, and leave for bereavement or end-of-life care.
•Taking Care of Your Career: We offer many different career advancement opportunities including leadership workshops for mid-career employees, recognition for successful patent applications, live and on-demand training and tuition reimbursement to further an ongoing education.
•Taking Care of Your Wealth: To support long-term financial goals, we have traditionally provided 401(k) or pension matching, a stock reimbursement program, and student loan repayment assistance.
•Taking Care of Our Own: During life’s most difficult moments, we offer employees financial support to help them through a variety of crises, including unexpected deaths, natural disasters, and escaping domestic violence. To this end, in March 2020, in partnership with House of Blues Music Forward Foundation, we announced Crew Nation, a global relief fund offering financial support to live music crews while concerts are on pause due to the pandemic to which we have donated over $10 million.
•Taking Care of Others: In order to empower our employees to get involved in causes that are meaningful to them, we provide paid time off for them to volunteer in their local communities.
While some of these programs have temporarily been impacted by the pandemic, our strong commitment of taking care of every employee makes Live Nation a better place, which in turn helps drive our operating successes.
Diversity, Inclusion and Belonging
We are continually striving towards our goal of being as diverse as the fans and artists that we serve, with an aim to uplift people across race, ethnicity, gender, sexual orientation, disability, and other underrepresented groups. Programs key to this mission include:
•Live Nation Women Fund: An early-stage investment fund we have created focused on female-led live music businesses.
•Promotion and pay: Ongoing reviews of positions and compensation with the goal of ensuring that all employees across Live Nation are paid appropriately and provided with promotion opportunities, regardless of individual demographics.
•Employee Resource Groups: Programs that focus on empowering underrepresented groups within our employee base through career development, networking, talent development, advocacy, non-profit support and community outreach. Our employees have created a network of over 40 local chapters across seven groups, with over 8,000 employees attending the over 140 events held across the world in 2019.
•2025 Diversity Goals: In July 2020, in response to events in the U.S. and around the world that sparked overdue reflection on racism and discrimination in our societies, we announced ambitious goals to strengthen the company’s diversity from the top down that we will strive to obtain by the end of 2025.
Human Capital
Our compensation philosophy is focused on attracting and retaining talented individuals who contribute to our values and help lead our dynamic and innovative environment. To determine market-competitive pay for our employees, we use a combination of entertainment and technology industry benchmarks.

We are committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of our shareholders for long-term growth and profitability. We further strive to reward individual achievements and contributions that are both aligned with and supportive of our short- and long-term goals and core business values. We believe that our efforts in these areas are working and contributing to the overall success of the company, as evidenced by accolades such as obtaining a Great Place to Work® certification (2017-19), placing fourth on Indeed's list of the World's 50 Best Workplaces (2019), placing third on Fast Company’s Most Innovative Companies list for the music sector (2019), and our inclusion on Forbes’ Best Employers For Diversity list (2019).
As of December 31, 2020, we had approximately 8,200 full-time employees, including those on furlough due to the interruption in our business from the pandemic. During regular operational times, our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2019, prior to the pandemic, we employed approximately 15,400 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 28,000 seasonal and part-time employees in 2019.
Labor Relations
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

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 22, 2021.

Name	Age	Position

Michael Rapino	55	President, Chief Executive Officer and Director
Joe Berchtold	56	President
Brian Capo	54	Chief Accounting Officer
Arthur Fogel	67	Chairman–Global Music and President–Global Touring
John Hopmans	62	Executive Vice President–Mergers and Acquisitions and Strategic Finance
John Reid	59	President–Europe Concerts
Alan Ridgeway	54	Chairman–Asia Pacific
Bob Roux	63	President–US Concerts
Michael Rowles	55	General Counsel and Secretary
Russell Wallach	55	President–Sponsorship and Advertising
Kathy Willard	54	Chief Financial Officer
Mark Yovich	46	President–Ticketmaster

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
Mark Yovich is President of Ticketmaster and has served in this capacity since December 2020. Prior to that, Mr. Yovich served as President of Ticketmaster’s International division since November 2011. Mr. Yovich has worked for us or our predecessors since 2000.
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
Risks Relating to the COVID-19 Pandemic
The global COVID-19 pandemic has had, and is likely to continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, restrictions or new operational requirements in place or that result as our operations recommence on a jurisdiction by jurisdiction basis, the state of the global economy as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are unknowable at this time.
In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe similarly shut down. Each of our segments—Concerts, Ticketing and Sponsorship & Advertising—depends on live music and sporting events in order to generate most of its revenue. As of the date of this report, certain sports leagues have recommenced, but they have largely done so without fans or at greatly reduced capacity, and thus without the typical need for ticketing. There has also been extremely limited concert activity, largely outside of the United States, at reduced capacity. Until such time as fans are allowed at sporting events at capacity and concerts recommence in a meaningful way, our revenue will be minimal; the possibility exists that these circumstances might continue for a longer period of time than current expectations.
We have never previously experienced a complete cessation of our live music operations, and as a result, our ability to gauge the impact of such a cessation on our company and its future prospects is uncertain. Due to the unprecedented nature of the global COVID-19 pandemic and its impacts on our business, our ability to forecast our cash inflows is hampered, and therefore our focus is on forecasting and managing operating costs and cash outflows against our overall liquidity position. At this time, it is impossible to know or predict when events will once again be held at a meaningful scope and scale, as at the outset of the pandemic national and local governments around the world placed various restrictions on gatherings of people and implemented social distancing requirements that prohibit the holding of these events, and have largely not relaxed these restrictions in a way that would again allow such events. In addition, it is currently unclear as to what restrictions will be placed on events once they recommence at various points in time in the 46 countries in which we operate.
The company faces ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to the current shutdown of its revenue-generating operations. Many of these risks and uncertainties are more fully described below in this Item 1A. whether or not such risk factors identify the global COVID-19 pandemic as the underlying cause, and many extend beyond the duration of the current shutdown due to the uncertainty as to how the live music and sporting industries, and the world in general, will change in the short and long term as a result of the pandemic. The risks and uncertainties described herein should be read in conjunction with those set forth below. Such additional or attendant risks and uncertainties include, among other things:
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

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on the company are not knowable or quantifiable at this time. The global COVID-19 pandemic and its impacts may continue to endure for an unknown period of time. In addition, as has already occurred in various locations, the potential exists for further waves of the pandemic after the current wave of infections subsides, which may lead to stronger restrictions being put into place for a greater duration of time. Different jurisdictions will lift social distancing guidelines and restrictions on gatherings of people at different times, and will have different rules in place thereafter. The longer the duration of the global COVID-19 pandemic, and the greater the ancillary and lingering effects, the greater the material negative impact on the company and its results of operations will be. While vaccination programs have begun around the world, we are still at the early stages and the ultimate impact of such programs on the pandemic and its duration, and thus on our business, are unknown.
In addition, due to the reduction in cash flows we have experienced and are likely to experience in the future from the global COVID-19 pandemic, we have proactively taken a number of steps to enhance our liquidity position, including our cost-savings and cash management programs described in Item 8.—Financial Statements—Note 2—Impact of the Global COVID-19 Pandemic, the additional debt issuances and the amendments we made to our senior secured credit facility described in Item 8.—Financial Statements—Note 5—Long-Term Debt.
Our decreased cash flows have heightened and intensified the risks described under the “Risks Relating to Our Leverage” section of the risk factors in this report. While amendments to our senior secured credit facility have relieved some of the pressure on the consolidated net leverage covenant therein, which requires us to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the credit agreement), there can be no assurances that we will remain in compliance with this or other covenants in our debt and credit instruments, or that we would be able to obtain waivers or amendments in order to avoid default.
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

Risks Relating to Our Business and the Live Events and Ticketing Industries
Our business is highly sensitive to public tastes and is dependent on our ability to secure popular artists and other live music events, and we and our ticketing clients may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for our services.
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
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. There are certain state laws that now ban such ticket listings, and the New York Attorney General has brought a lawsuit against resale companies for these practices.
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
Risks Relating to Information Technology, Cybersecurity and Intellectual Property
The success of our ticketing business and other operations depends, in part, on the integrity of our systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on our business, financial condition and results of operations.
System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of our own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which we rely, may adversely affect our ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require us to expend additional resources to continue to maintain our software and systems and could subject us to systems interruptions. The large infrastructure plant that is required to operate our systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that Ticketmaster receives. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing our services.
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
Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems may change frequently and as a result, may be difficult for our business to detect for long periods of time. In addition, despite our best efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future.
We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. For example, in the second quarter of 2018, we became aware that a third-party customer support product, used in certain jurisdictions outside the U.S., was infected with a malicious code that may have allowed an unauthorized party to skim customers’ personal or payment information from their browsers. While we acted promptly to disable the infected third-party product, we continue to review our systems and interface with regulatory authorities as a result of this incident. These include proceedings contesting a proposed fine issued by the United Kingdom’s (“U.K.”) Information Commissioner’s Office in November 2020 against Ticketmaster U.K. Limited in connection with this incident. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the United Kingdom from the E.U. on December 31, 2020, we must separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. The relationship between U.K. data protection law and the GDPR remains unclear, including regarding how data transfers between the E.U. and U.K. will be treated. These changes could lead to additional compliance costs and could increase our overall risk.
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
Risks Relating to Governmental Regulation and Litigation
We operate in international markets which subject us to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect our business, financial condition and results of operations.
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
In addition, given our substantial operations in the U.K. and the E.U., we face risks and uncertainties due to the U.K.’s exit from the European Union. The U.K. has agreed “third country” trading status in a new E.U.-U.K. Trade and Cooperation Agreement applicable from January 1, 2021. The trade agreement sets out arrangements in areas such as tariff-free trade in goods. However, it does not match the level of economic integration that existed while the U.K. was an E.U. Member State. There will be additional bureaucracy and cost with customs formalities, VAT, excise duties and ATA carnets for goods moved between the U.K. and the E.U.
These risks and uncertainties include some regulatory uncertainty for data protection. It has been confirmed that the U.K. ICO will not be able to act as the single authority for E.U. multinationals; this means that E.U. multinationals will often have two regulators; one for U.K. activities and one for the rest of the E.U.27 where cross-border processing takes place. Live Nation is currently re-assessing its lead authority based on its cross-border processing, so it continues to have a main point of contact for the E.U. In addition, the U.K. is now not part of the E.U. for purposes of data transfers. The GDPR principle that data cannot leave the E.U. (to the U.K. in this case) now applies. While a four to six month grace period is currently in effect, following this, there are two possible scenarios: (1) the U.K. is granted adequacy by the E.U., allowing data to continue to flow to the U.K. or (2) adequacy is not granted, in which case additional safeguards, such as contractual commitments would need to be implemented for E.U.-U.K. transfers. Live Nation has already documented data flows to identified where U.K. flows occur and have contractual templates prepared should scenario two materialize.
Live Nation as a tour sponsor will continue to use Tier 5 routes into the U.K. now including E.U. and E.E.A. musicians and crew on the sponsor’s license. For tours in Europe, U.K. musicians’ working arrangements will be subject to individual E.U. member states and bilateral agreements reached with the U.K. Government. In many member states the working arrangements will be the same or similar, such as in France and Germany. In others, there may be new requirements for the sponsor. As a significant sponsor with a long-established footprint across the E.U. and E.E.A. markets, Live Nation remains in a strong position when European markets reopen from coronavirus restrictions.

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
Our failure to comply with these laws and regulations could result in proceedings/fines against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions that would restrict ticketing methods. Additionally, governmental actions such as the current sanctions by the United States Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, we recently agreed with the United States Department of Justice to extend the duration of the consent decree we entered into in connection with our merger with Ticketmaster Entertainment LLC, which places certain restraints on our business (see the risk factor entitled “We recently agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below). We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

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
In January 2020, we agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business.
In connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC in 2010, we became subject, through July 2020, to a court-imposed final judgment (the “Final Judgment”) that places certain restrictions and obligations on us in order to address the issues the United States Department of Justice (the “DOJ”) raised in its antitrust review of the merger. Pursuant to the Final Judgment, we agreed to abide by certain behavioral remedies and to provide periodic reports to the DOJ about our compliance with the Final Judgment. The Final Judgment was due to expire in July 2020; in December 2019, we reached an agreement with the DOJ to clarify certain aspects of the Final Judgment and extend its duration through the end of 2025 (the “Amended Final Judgment”).
Under the Amended Final Judgment we may not (i) threaten to condition (or actually condition) the provision of Live Nation concerts on a venue choosing Ticketmaster, or (ii) retaliate (i.e., withhold any Live Nation concerts) in response to a venue choosing a ticketing services provider other than Ticketmaster. In addition, pursuant to the Amended Final Judgment, (i) an independent monitor has been appointed to monitor and report to the DOJ on our compliance with the Amended Final Judgment, and investigate any potential violations thereof, (ii) we appointed an internal antitrust compliance officer and have conducted (and will continue to annually conduct) internal trainings to ensure our employees fully comply with the Amended Final Judgment; (iii) we provided, and will continue to provide, notice to current or potential venue customers of the Amended Final Judgment and its restrictions on our business conduct; and (iv) we are subject to an automatic penalty of $1,000,000 for each violation. We agreed to pay costs and fees for the independent monitor and the DOJ’s past investigation and enforcement.
During the duration of the Amended Final Judgment, we are restricted from engaging in certain business activities that, absent the Final Judgment, would be lawful for us to undertake. Our inability to undertake these business strategies could disadvantage us when we compete against firms that are not restricted by any such order. In addition, our business will be under continued and enhanced scrutiny by the DOJ, including by the independent monitor. Our compliance with the Amended Final Judgment therefore creates certain unquantifiable business risks for us.
In connection with the merger we also entered into a consent agreement with the Canadian Commissioner of Competition (the “Canadian Consent Agreement”), which had the effect of imposing essentially the same terms as the Final Judgment on our business in Canada. The various terms of the Canadian Consent Agreement expired on or before July 2020.
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
As of December 31, 2020, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $129.8 million, was $5.0 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $961.7 million, with outstanding letters of credit of $68.3 million. We may also incur significant additional indebtedness in the future.
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
As of December 31, 2020, $53.4 million of our total indebtedness (excluding interest and unamortized debt discount and debt issuance costs) is due in 2021, $612.5 million is due in the aggregate in 2022 and 2023, $1.0 billion is due in the aggregate in 2024 and 2025 and $3.3 billion is due thereafter. In addition, as of December 31, 2020, we had $2.4 billion in operating lease liabilities, of which $192.4 million is due in 2021 and $196.0 million is due in 2022. All long-term debt without a stated maturity date is considered current and is reflected here as due in 2021. See the table in Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments.
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

General Risks Relating to our Business and Operations
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2020, our international operations accounted for approximately 36% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating income of $2.6 million for the year ended December 31, 2020 and foreign exchange operating losses of $9.8 million and $1.8 million for the years ended December 31, 2019 and 2018, respectively, which impacted our operating income (loss). See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.

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
•the potential loss of key employees, customers and strategic partners of acquired companies; and
•the impact of laws and regulations relating to antitrust at the state, federal and international levels, which could significantly affect our ability to complete acquisitions and expand our business.
Our operations are seasonal and our results of operations vary from quarter to quarter and year over year, so our financial performance in certain financial quarters or years may not be indicative of, or comparable to, our financial performance in subsequent financial quarters or years.
We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, event ticket on-sales, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through October. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. The timing of event on-sales by our ticketing clients can also impact this comparability. In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Due to the unprecedented stoppage of our concert events globally in mid-March due to the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020.
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2020	2019
March 31	$(172,670)	$(23,863)
June 30	(588,067)	171,586
September 30	(504,441)	260,041
December 31	(388,014)	(82,920)

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and related security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics. We have experienced a significant increase in our cost to obtain appropriate insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic and other incidents we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2020, we had property and equipment with a net book value of $1.1 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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

ITEM  1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2020, we own, operate or lease 155 entertainment venues throughout North America and 76 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 41 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 8—Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 3,155 stockholders of record as of February 22, 2021. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
October 2020	1,313	$54.94
November 2020	38,106	$48.80
December 2020	30,541	$72.72
	69,960
_________

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
Dividend Policy
Information regarding our dividend policy can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 11—Equity.
Recent Sales of Unregistered Securities
None.

ITEM 6. SELECTED FINANCIAL DATA
Information is within Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data and should be read in conjunction with Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations together with the audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under Item 1A.—Risk Factors and other sections in this Annual Report.
The following discussion of our financial condition and results of operations generally discusses 2020 and 2019 items along with year-over-year comparisons between these two years. Discussion of 2018 items and year-over-year comparisons between 2019 and 2018 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Executive Overview
Due to the global COVID-19 pandemic, we ceased all Live Nation tours and closed all our venues beginning in mid-March 2020 to support global efforts to mitigate the spread of the virus. To ensure the safety of our artists, fans, and employees, we held very few traditional events in the year and had minimal ticket sales.
As a result, our overall revenue for 2020 decreased by 84%, from $11.5 billion in 2019 to $1.9 billion in 2020. The revenue reduction was largely in our Concerts and Ticketing segments as a result of almost no shows occurring from mid-March through the end of the year and ticket sales for future shows sharply reduced given the uncertainty around when live events will return. Our Ticketing revenue was also impacted by refunds for cancelled and postponed events. The pandemic led to an operating loss for 2020 of $1.7 billion compared to operating income of $325 million for 2019. The impact of foreign exchange rates to both our revenue and operating income were minimal. While the unparalleled disruption of the pandemic has had a material impact on our business, as the leading global live event and ticketing company, we still firmly believe that we are well-positioned to provide the best service to artists, teams, fans and venues once business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. Recent fan surveys indicate that the demand will be there when the shows return, with 95% of fans expecting to attend concerts again once government and/or health officials determine events can resume. We are actively taking steps to ensure that when the time is right for us to do so, we will be ready to quickly ramp back up and once again connect audiences to artists at the concerts they cherish.
Our Concerts segment revenue for 2020 was $1.5 billion, compared to $9.4 billion for 2019, a reduction of 84%. The unfavorable results were almost entirely due to the impact of the global COVID-19 pandemic. Of the 8,117 events we held this year, about 7,100 of those were in the first quarter of 2020, prior to our shutdown. Overall, our show count went from 40,237 in 2019 down to 8,117 in 2020, a reduction of 80%. In addition to normal show activity from January through mid-March, we were able to hold drive-in concert events as well as socially distanced shows in some markets during the pandemic. Towards the end of the year, we saw a return to almost normal levels of activity in New Zealand which held our Rhythm and Vines festival in December with record levels of attendance. Coinciding with the trend on show count, our total fan count for the year went from 97.7 million in 2019 down to 11.1 million in 2020, a reduction of 89%. Concerts had an operating loss for the year largely due to lost business resulting from the global COVID-19 pandemic and from sunk costs, such as advertising expenses, associated with shows cancelled or rescheduled to 2021.
Our Ticketing segment revenue for 2020 was $188 million, compared to $1.5 billion for 2019, a reduction of 88% driven by a lack of ticket sales for future events and refunds on 2020 shows that were cancelled or rescheduled. Before refunds, our fee-bearing tickets sold for the year were 58.5 million, which compares to 219.8 million for 2019, a reduction of 73%. A total of 27.4 million tickets were refunded in the year, equating to just slightly over $2.6 billion of gross transaction value. The decline in operating results for the year was largely driven by the lack of ticket sales as well as refunds processed for cancelled and rescheduled events.
Our Sponsorship & Advertising segment revenue for 2020 was $204 million, compared to $590 million for 2019, a reduction of 65%. After a very strong performance for the first 10 weeks of the year, there was a significant reduction to Sponsorship & Advertising revenue and operating results due to the lack of shows and online activity resulting from the global COVID-19 pandemic.

We continue to be focused on mitigating the financial impact of the shutdown. We have undertaken cost-savings initiatives across the organization, including salary reductions, hiring freezes, furloughs, termination of certain employees, as well as eliminating costs for consultants, travel and entertainment and repairs and maintenance for our facilities. We are also protecting our liquidity by tightly managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. The magnitude and pace of the recovery will depend on each market and their containment efforts, the nature of the events being held, ongoing efforts to develop rapid testing technologies and rollout of approved vaccines and treatments for COVID-19. We remain optimistic about the long-term potential of our company and the unique power of live shows to unite people. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage through the global COVID-19 pandemic and its impact on live events and provides us the flexibility to scale up quickly when our shows resume.

Segment Overview
Concerts
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
Ticketing
Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized when the event occurs. Gross transaction value (“GTV”) represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. We use GTV to evaluate changes in ticket fee revenue that are driven by the pricing of our service charges.
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
Sponsorship & Advertising
Revenue related to sponsorship and advertising programs is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs.
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

Key Operating Metrics

	Year Ended December 31,
	2020	2019	2018
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	5,270	28,407	24,186
International	2,847	11,830	10,810
Total estimated events	8,117	40,237	34,996
Estimated fans:
North America	6,075	62,687	61,159
International	5,067	34,967	31,607
Total estimated fans	11,142	97,654	92,766
Ticketing (2)
Estimated number of fee-bearing tickets sold	31,101	219,838	217,442
Estimated number of non-fee-bearing tickets sold	88,823	266,750	265,033
Total estimated tickets sold	119,924	486,588	482,475
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
(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements. Fee-bearing tickets sold above are net of refunds of 27.4 million tickets for the year ended December 31, 2020.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
			(in thousands)
2020
Concerts	$(958,975)	$68,805	$505	$266,255	$—	$(15,436)	$(638,846)
Ticketing	(612,002)	13,395	(1)	169,921	54,692	(568)	(374,563)
Sponsorship & Advertising	44,873	6,420	—	30,617	—	—	81,910
Other and Eliminations	(13,440)	—	(1)	6,684	(6,721)	—	(13,478)
Corporate	(113,648)	28,269	—	11,548	—	2,916	(70,915)
Total	$(1,653,192)	$116,889	$503	$485,025	$47,971	$(13,088)	$(1,015,892)
2019
Concerts	$(53,463)	$12,935	$(2,490)	$239,682	$—	$45,659	$242,323
Ticketing	231,958	6,268	116	156,894	85,844	1,276	482,356
Sponsorship & Advertising	330,270	2,744	—	33,084	—	—	366,098
Other and Eliminations	(1,114)	—	—	364	(5,542)	—	(6,292)
Corporate	(182,807)	26,838	1	13,967	—	26	(141,975)
Total	$324,844	$48,785	$(2,373)	$443,991	$80,302	$46,961	$942,510
2018
Concerts	$(36,205)	$12,203	$10,361	$206,772	$—	$32,851	$225,982
Ticketing	201,914	4,753	7	143,551	85,110	1,177	436,512
Sponsorship & Advertising	283,153	1,665	2	30,779	—	—	315,599
Other and Eliminations	(18,311)	—	—	817	(5,023)	—	(22,517)
Corporate	(158,015)	26,961	(1)	4,610	—	13	(126,432)
Total	$272,536	$45,582	$10,369	$386,529	$80,087	$34,041	$829,144

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
	2020	2019	2018
	(in thousands)
Revenue	$1,468,433	$9,428,094	$8,770,031	(84)%	8%
Direct operating expenses	1,222,997	7,857,437	7,340,757	(84)%	7%
Selling, general and administrative expenses	937,651	1,386,928	1,248,346	(32)%	11%
Depreciation and amortization	266,255	239,682	196,272	11%	22%
Goodwill impairment	—	—	10,500	*	*
Loss (gain) on disposal of operating assets	505	(2,490)	10,361	*	*
Operating loss	$(958,975)	$(53,463)	$(36,205)	*	(48)%
Operating margin	(65.3)%	(0.6)%	(0.4)%
AOI **	$(638,846)	$242,323	$225,982	*	7%
AOI margin **	(43.5)%	2.6%	2.6%
_________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Concerts revenue decreased $8.0 billion during the year ended December 31, 2020 as compared to the prior year primarily due to the unprecedented stoppage of our concert events globally during 2020. Due to the global COVID-19 pandemic, beginning in mid-March 2020 we ceased all of our tours, closed our venues and cancelled or postponed our festivals to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities. Concerts had incremental revenue of $134.0 million during 2020 from acquisitions, primarily that of a merchandise business.
Operating results
The decrease in Concerts operating results for the year ended December 31, 2020 was primarily driven by the reduction in revenue caused by the global COVID-19 pandemic discussed above partially offset by cost reduction measures implemented during 2020, which have included salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally. Depreciation and amortization during 2020 includes $23.2 million in impairment charges associated with revenue-generating contracts, venue management and leaseholds and client/vendor relationships intangible assets due to the impacts from the global COVID-19 pandemic. Depreciation and amortization in 2019 includes $21.2 million in impairment charges primarily associated with revenue-generating contract intangible assets. Concerts operating results for the year ended December 31, 2020 include net operating losses of $59.2 million related to acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
	2020	2019	2018
	(in thousands)
Revenue	$188,383	$1,545,189	$1,529,566	(88)%	1%
Direct operating expenses	129,433	514,169	549,265	(75)%	(6)%
Selling, general and administrative expenses	501,032	642,052	634,829	(22)%	1%
Depreciation and amortization	169,921	156,894	143,551	8%	9%
Loss (gain) on disposal of operating assets	(1)	116	7	*	*
Operating income (loss)	$(612,002)	$231,958	$201,914	*	15%
Operating margin	*	15.0%	13.2%
AOI **	$(374,563)	$482,356	$436,512	*	11%
AOI margin **	*	31.2%	28.5%
__________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Ticketing revenue decreased $1.4 billion during the year ended December 31, 2020 as compared to the prior year primarily due to the lack of tickets available for sale to the public driven by the unprecedented stoppage of concerts, sports and other events globally during 2020 and refunds for cancelled or rescheduled events for third-party clients due to the global COVID-19 pandemic.
Operating results
The decrease in Ticketing operating results for the year ended December 31, 2020 was primarily driven by the reduction in revenue caused by the global COVID-19 pandemic discussed above, without a proportionate reduction in direct operating expenses as credit card fees and other costs associated with processing refunds and responding to fan and ticketing client inquiries continued. This decrease was partially offset by cost reduction measures implemented during 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2020 vs 2019	% Change 2019 vs 2018
	2020	2019	2018
	(in thousands)
Revenue	$203,676	$590,274	$503,968	(65)%	17%
Direct operating expenses	52,517	114,326	92,494	(54)%	24%
Selling, general and administrative expenses	75,669	112,594	97,540	(33)%	15%
Depreciation and amortization	30,617	33,084	30,779	(7)%	7%
Loss on sale of operating assets	—	—	2	*	*
Operating income	$44,873	$330,270	$283,153	(86)%	17%
Operating margin	22.0%	56.0%	56.2%
AOI **	$81,910	$366,098	$315,599	(78)%	16%
AOI margin **	40.2%	62.0%	62.6%
______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.
Revenue
Sponsorship & Advertising revenue decreased $386.6 million during the year ended December 31, 2020 as compared to the prior year primarily due to a reduction in sponsorship revenue associated with our venues, festivals and lack of online activity as ticket sales declined driven by the unprecedented stoppage of events beginning in mid-March of 2020 due to the global COVID-19 pandemic.
Operating results
The decreased operating income for the year ended December 31, 2020 was primarily driven by the reduction in revenue discussed above along with higher fulfillment costs on certain sponsorship programs. This decrease was partially offset by cost reduction measures implemented during 2020, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2020 vs 2019		% Change 2019 vs 2018
	2020			2019	2018
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$1,861,178	$12,149	$1,873,327	$11,547,969	$10,787,800	(84)%	(84)%	7%
Operating expenses:
Direct operating expenses	1,402,400	13,671	1,416,071	8,467,182	7,967,932	(83)%	(83)%	6%
Selling, general and administrative expenses	1,524,342	733	1,525,075	2,145,486	1,997,028	(29)%	(29)%	7%
Depreciation and amortization	485,025	345	485,370	443,991	386,529	9%	9%	15%
Loss (gain) on disposal of operating assets	503	(10)	493	(2,373)	10,369	*	*	*
Corporate expenses	102,100	(12)	102,088	168,839	153,406	(40)%	(40)%	10%
Operating income (loss)	(1,653,192)	$(2,578)	$(1,655,770)	324,844	272,536	*	*	19%
Operating margin	(88.8)%		(88.4)%	2.8%	2.5%
Interest expense	226,832			157,521	140,976
Interest income	(11,737)			(14,406)	(8,961)
Equity in losses (earnings) of nonconsolidated affiliates	5,458			(5,457)	(2,747)
Other expense (income), net	(17,080)			2,082	12,163
Income (loss) before income taxes	(1,856,665)			185,104	131,105
Income tax expense (benefit)	(28,875)			66,892	40,765
Net income (loss)	(1,827,790)			118,212	90,340
Net income (loss) attributable to noncontrolling interests	(103,255)			48,323	30,091
Net income (loss) attributable to common stockholders of Live Nation	$(1,724,535)			$69,889	$60,249
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.

Corporate
Corporate expenses decreased $66.7 million, or 40%, during the year ended December 31, 2020 as compared to the prior year primarily due to cost reduction efforts implemented during 2020, including salary reductions, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest expense
Interest expense increased $69.3 million, or 44%, during the year ended December 31, 2020 as compared to the prior year due to additional interest costs from the issuance of our 4.75% senior notes in October 2019, the issuance of our 2.0% convertible senior notes in February 2020 and the issuance of our 6.5% senior secured notes in May 2020. These additional costs were partially offset by interest cost reductions realized from the October 2019 redemption of our 5.375% senior notes and amendment to our senior secured credit facility.
Our debt balances, excluding unamortized debt discounts and issuance costs, were $5.0 billion and $3.4 billion as of December 31, 2020 and 2019, respectively.
Income taxes
For the year ended December 31, 2020, we had a net tax benefit of $28.9 million on losses before income taxes of $1.9 billion compared to a net tax expense of $66.9 million on income before income taxes of $185.1 million for 2019. In 2020, the net income tax benefit consisted of $16.4 million related to United States federal income taxes, $12.8 million related to foreign entities partially offset by $0.3 million tax expense related to state and local income taxes. The net decrease in tax expense of $95.8 million is due primarily to lower pre-tax income or higher pre-tax losses in taxable jurisdictions.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was a loss of $103.3 million during the year ended December 31, 2020 as compared to income of $48.3 million in the prior year primarily due to lower operating results from certain concert and festival promotion businesses driven by postponed and cancelled events during 2020 due to the global COVID-19 pandemic.

Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic has had on our business, and the uncertainty of the duration of current conditions globally, we have taken certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which, among other things, substitutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025 and in May 2020 we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. As a result, we believe that these amendments and additional debt issuances will allow us the flexibility to manage our business through the disruption we experienced in 2020 and expect to experience in 2021.
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

Our balance sheet reflects cash and cash equivalents of $2.5 billion for both December 31, 2020 and 2019. Included in the December 31, 2020 and 2019 cash and cash equivalents balances are $673.5 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $836.2 million in cash and cash equivalents, excluding client cash, at December 31, 2020. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $4.9 billion and $3.3 billion at December 31, 2020 and 2019, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at December 31, 2020.
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
Our intra-year cash fluctuations are impacted by the seasonality of our various businesses. Examples of seasonal effects include our Concerts segment, which reports the majority of its revenue in the second and third quarters. Cash inflows and outflows depend on the timing of event-related payments but the majority of the inflows generally occur prior to the event. Due to the unprecedented stoppage of our concert events globally beginning in mid-March due to the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020. See “—Seasonality” below. We believe that we have sufficient financial flexibility to fund these fluctuations and to access the global capital markets on satisfactory terms and in adequate amounts, although there can be no assurance that this will be the case, and capital could be less accessible and/or more costly given current economic conditions, including those resulting from the global COVID-19 pandemic. We expect cash flows from operations and borrowings under our amended senior secured credit facility, along with other financing alternatives, to satisfy working capital requirements, capital expenditures and debt service requirements for at least the succeeding year.
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

Fourth Quarter Results of Operations (Unaudited)

	December 31,
	2020	2019
	(in thousands)
Revenue	$237,383	$2,889,448
Operating loss	$(388,014)	$(82,920)
Net loss	$(463,826)	$(136,639)
Net loss attributable to common stockholders of Live Nation	$(443,332)	$(159,947)
Basic net loss available to common stockholders of Live Nation	$(436,197)	$(185,311)
Diluted net loss available to common stockholders of Live Nation	$(436,197)	$(185,311)
Basic and diluted net loss per common share available to common stockholders of Live Nation	(2.04)	(0.88)

Sources of Cash
During 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay transaction fees of approximately $35.5 million, leaving approximately $1.6 billion for general corporate purposes.
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year beginning on July 15, 2021, and will mature on January 15, 2028. The proceeds were used to pay estimated fees of $8.0 million and repay $75.0 million aggregate principal amount of our senior secured term loan B facility, leaving approximately $417.0 million for general corporate purposes, including acquisitions and organic investment opportunities.
Amended Senior Secured Credit Facility
Information regarding our amended senior secured credit facility can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
6.5% Senior Secured Notes Due 2027
Information regarding our 6.5% senior secured notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
4.75% Senior Notes Due 2027
Information regarding our 4.75% senior notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
4.875% Senior Notes Due 2024
Information regarding our 4.875% senior notes due 2024 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
5.625% Senior Notes Due 2026
Information regarding our 5.625% senior notes due 2026 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 16—Subsequent Events.
2.5% Convertible Senior Notes Due 2023
Information regarding our 2.5% convertible senior notes due 2023 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
2.0% Convertible Senior Notes Due 2025
Information regarding our 2.0% convertible senior notes due 2025 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
Extinguishment of Debt
Information regarding extinguishment of our debt in October 2019 and March 2018 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.
Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5—Long-Term Debt.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2020, we used $41.1 million of cash primarily for the acquisitions of a festival promotion business and a venue management business, both located in the United States. As of the date of acquisition, the acquired businesses had a total of $77.4 million of cash on their balance sheets, primarily related to deferred revenue for future events.
During 2019, we used $235.1 million of cash primarily for the acquisitions of venue management and concert promotion businesses located in Canada, Belgium and the United States. As of the date of acquisition, the acquired businesses had a total of $74.7 million of cash on their balance sheets, primarily related to deferred revenue for future events.
Purchases and Sales of Noncontrolling Interests, net
In 2020, we used $106.2 million of cash primarily for the acquisitions of the remaining or additional interest in festival promotion businesses located in the United States and Brazil.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Maintenance capital expenditures	$65,111	$150,896	$135,022
Revenue generating capital expenditures	126,445	164,708	115,667
Total capital expenditures	$191,556	$315,604	$250,689

Maintenance capital expenditures for 2020 decreased from the prior year primarily due to a reduction in leasehold improvements of certain office facilities, venue-related projects and technology enhancements as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
Revenue generating capital expenditures for 2020 decreased from the prior year primarily due to lower spending in our amphitheater venues and a reduction in technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
For the years ended December 31, 2020, 2019 and 2018, $17.9 million, $22.0 million and $11.6 million, respectively, of insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above.
We currently expect capital expenditures to be approximately $150 million for the year ending December 31, 2021.

Contractual Obligations and Commitments
Firm Commitments
In addition to the scheduled maturities on our debt and operating lease liabilities, we have future cash obligations under various types of contracts. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. The scheduled maturities discussed below represent contractual obligations as of December 31, 2020 and thus do not represent all expected expenditures for those periods.
The scheduled maturities of our outstanding long-term debt (excluding unamortized debt discounts and issuance costs), scheduled maturities of operating lease liabilities, minimum payments under other non-cancelable contracts, capital expenditure commitments and expected payments of contingent and deferred consideration liabilities as of December 31, 2020 are as follows:

	Payments Due by Period
	Total	2021	2022-2023	2024-2025	2026 and thereafter
	(in thousands)
Long-term debt obligations, including current maturities: (1)
Term loans and revolving credit facility	$938,125	$9,500	$19,000	$19,000	$890,625
6.5% senior secured notes due 2027	1,200,000	—	—	—	1,200,000
4.75% senior notes due 2027	950,000	—	—	—	950,000
4.875% senior notes due 2024	575,000	—	—	575,000	—
5.625% senior notes due 2026	300,000	—	—	—	300,000
2.5% convertible senior notes due 2023 (2)	550,000	—	550,000	—	—
2.0% convertible senior notes due 2025 (3)	400,000	—	—	400,000	—
Other long-term debt	125,226	43,915	43,501	32,183	5,627
Estimated interest payments (4)	1,224,987	221,313	423,932	365,183	214,559
Operating lease liabilities	2,400,679	192,413	396,427	354,870	1,456,969
Non-cancelable contracts	2,407,265	1,456,136	672,501	128,454	150,174
Capital expenditures	42,214	11,005	2,057	2,048	27,104
Contingent and deferred consideration	65,608	39,207	14,076	7,678	4,647
Uncertain income tax positions (5)	—	—	—	—	—
Total	$11,179,104	$1,973,489	$2,121,494	$1,884,416	$5,199,705
_____________

(1)	Does not include $500 million principal amount of 3.75% senior secured notes due 2028 issued in January 2021.
(2)	On or after December 15, 2022, holders may convert their 2.5% convertible senior notes.
(3)	On or after November 15, 2024, holders may convert their 2.0% convertible senior notes.
(4)	Does not include interest on the delayed draw term loan A or revolving credit facility as the balances were zero as of December 31, 2020.
(5)	Does not include $0.6 million of uncertain tax positions due to the unpredictable timing of the future payments.

Guarantees of Third-Party Obligations
As of December 31, 2020 and 2019, we guaranteed the debt of third parties of approximately $12.1 million and $16.5 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$(1,083,388)	$469,783	$941,586
Investing activities	$(224,062)	$(691,000)	$(496,909)
Financing activities	$1,350,082	$328,889	$188,784
Operating Activities
Cash provided by operating activities decreased $1.6 billion for the year ended December 31, 2020 as compared to the prior year primarily due to lower cash-related income during 2020 resulting from the cessation of our concert events, and the related rescheduling of shows to 2021, beginning in mid-March in response to the global COVID-19 pandemic.
Investing Activities
Cash used in investing activities decreased $466.9 million for the year ended December 31, 2020 as compared to the prior year primarily due to fewer acquisitions, less cash paid for capital expenditures and an increase in collections of notes receivable. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities increased $1.0 billion for the year ended December 31, 2020 as compared to the prior year primarily due to higher net proceeds in 2020 from debt issuances. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported an operating loss of    $355.2 million for the year ended December 31, 2020. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2020 by $35.5 million. As of December 31, 2020, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2020, we had forward currency contracts outstanding with a notional amount of $42.0 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.0 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2020. Of the total amount, we had $4.5 billion of fixed-rate debt and $0.5 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2020, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2020 with no subsequent change in rates for the remainder of the period.
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

Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates that are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of these evaluations forms the basis for making judgments about the carrying values of assets and liabilities and the reported amount of revenue and expenses that are not readily apparent from other sources. Because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such difference could be material. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. The following narrative describes these critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions where applicable.
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
We test goodwill for impairment in any period when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues beginning in mid-March. As such actions have a material impact on our cash flows during the suspension of operations, we performed qualitative and sensitivity reviews in all three interim quarters of 2020 to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. The result of these interim assessments was a conclusion that no conditions existed that would more likely than not reduce the fair value of any of our reporting units below its carrying amount and therefore that we did not believe that our goodwill was impaired.
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
The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and market participant acquisition premium. A market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to higher cash flows, lower cost of capital or both. In 2020, both in the interim qualitative reviews and as part of the October 1 annual review, market multiples were not incorporated into our assessments as our current financial metrics do not support use of the market approach as a corroborating approach. When our business resumes and stabilizes, we will reincorporate the market approach into our fair value methodology.
In 2020 as part of our annual impairment test, four of our reporting units with goodwill were assessed under the first qualitative step. Three of these four of the reporting units did not advance to the second step. These reporting units had no increases in discount rate and considerable excess of fair value over their carrying value in the most recent quantitative tests. Further review of these reporting units with sensitivity tests did not change our first step conclusions.
The North American Concerts reporting unit advanced to the second step because it was unclear whether its fair value would exceed its carrying value primarily due to the loss of revenue resulting from the current cessation of concerts and an increase in its carrying value. The excess of fair value over carrying value for this reporting unit was approximately 35%. Therefore, we concluded goodwill for this reporting unit was not impaired. Sensitivity tests showed that a 150-basis point change in the discount rate, or a 66% decline in the long-term revenue growth rate, or a 13% decline in the margin was needed to change the conclusion.
The three remaining reporting units went straight to the second step as part of our policy to perform a quantitative test at least every five years to support future first step qualitative reviews. The results of these quantitative tests continued to support a healthy amount of excess fair value over carrying value.
Further, we performed an October 1, 2020 market capitalization reconciliation at a stock price of $53.74 which yielded implied premiums of 4.0% and 6.0% for business enterprise value and equity, respectively, which suggests conservative internal forecasts versus the market.
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
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Goodwill - North America Concerts Reporting Unit
Description of the Matter
At December 31, 2020, the goodwill recorded in the North America Concerts reporting unit was $287 million. As discussed in Note 1 to the consolidated financial statements, goodwill is tested by the Company’s management for impairment at least annually at the reporting unit level.

Auditing the Company’s annual goodwill impairment test was complex due to the significant judgment in estimating the fair value of the reporting units when a quantitative assessment of fair value is performed. In particular, the North America Concerts reporting unit was evaluated using a quantitative assessment to determine whether or not goodwill was impaired. The fair value estimate for this reporting unit was sensitive to assumptions including the discount rate, revenue growth rates and EBITDA margin which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process. This includes controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s North America Concerts reporting unit, we performed audit procedures with the assistance of our valuation specialists that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the North America Concerts reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
March 1, 2021

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$2,537,787	$2,470,362
Accounts receivable, less allowance of $72,904 and $50,516, respectively	486,734	994,606
Prepaid expenses	577,130	667,044
Restricted cash	8,652	3,880
Other current assets	39,465	57,007
Total current assets	3,649,768	4,192,899
Property, plant and equipment, net	1,101,414	1,117,932
Operating lease assets	1,424,223	1,402,019
Intangible assets
Definite-lived intangible assets, net	855,600	870,141
Indefinite-lived intangible assets	369,058	368,954
Goodwill	2,129,203	1,998,498
Long-term advances	668,756	593,699
Other long-term assets	391,281	431,473
Total assets	$10,589,303	$10,975,615
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$744,096	$1,005,888
Accounts payable	86,356	100,237
Accrued expenses	894,149	1,391,486
Deferred revenue	1,839,323	1,391,032
Current portion of long-term debt, net	53,415	37,795
Current portion of operating lease liabilities	107,147	121,950
Other current liabilities	72,083	59,211
Total current liabilities	3,796,569	4,107,599
Long-term debt, net	4,855,096	3,271,262
Long-term operating lease liabilities	1,445,674	1,374,481
Long-term deferred income taxes	170,759	178,173
Other long-term liabilities	182,508	130,648
Commitments and contingent liabilities
Redeemable noncontrolling interests	272,449	449,498
Stockholders’ equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 218,423,061 and 214,117,644 shares issued and 218,015,037 and 213,709,620 shares outstanding in 2020 and 2019, respectively	2,145	2,113
Additional paid-in capital	2,386,790	2,245,619
Accumulated deficit	(2,676,833)	(949,334)
Cost of shares held in treasury (408,024 shares)	(6,865)	(6,865)
Accumulated other comprehensive loss	(177,009)	(145,713)
Total Live Nation stockholders’ equity	(471,772)	1,145,820
Noncontrolling interests	338,020	318,134
Total equity	(133,752)	1,463,954
Total liabilities and equity	$10,589,303	$10,975,615
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019	2018
	(in thousands except share and per share data)
Revenue	$1,861,178	$11,547,969	$10,787,800
Operating expenses:
Direct operating expenses	1,402,400	8,467,182	7,967,932
Selling, general and administrative expenses	1,524,342	2,145,486	1,997,028
Depreciation and amortization	485,025	443,991	386,529
Loss (gain) on disposal of operating assets	503	(2,373)	10,369
Corporate expenses	102,100	168,839	153,406
Operating income (loss)	(1,653,192)	324,844	272,536
Interest expense	226,832	157,521	140,976
Interest income	(11,737)	(14,406)	(8,961)
Equity in losses (earnings) of nonconsolidated affiliates	5,458	(5,457)	(2,747)
Other expense (income), net	(17,080)	2,082	12,163
Income (loss) before income taxes	(1,856,665)	185,104	131,105
Income tax expense (benefit)	(28,875)	66,892	40,765
Net income (loss)	(1,827,790)	118,212	90,340
Net income (loss) attributable to noncontrolling interests	(103,255)	48,323	30,091
Net income (loss) attributable to common stockholders of Live Nation	$(1,724,535)	$69,889	$60,249

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(8.12)	$(0.02)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	212,270,944	210,082,696	207,441,468

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(1,724,535)	$69,889	$60,249
Accretion of redeemable noncontrolling interests	1,180	(74,771)	(77,900)
Basic and diluted net loss available to common stockholders of Live Nation	$(1,723,355)	$(4,882)	$(17,651)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss)	$(1,827,790)	$118,212	$90,340
Other comprehensive income (loss), net of tax:
Unrealized loss on cash flow hedge	(36,689)	—	—
Realized loss on cash flow hedge	5,102	—	—
Foreign currency translation adjustments	291	(482)	(36,689)
Comprehensive income (loss)	(1,859,086)	117,730	53,651
Comprehensive income (loss) attributable to noncontrolling interests	(103,255)	48,323	30,091
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(1,755,831)	$69,407	$23,560

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2017	206,877,037	$2,069	$2,374,006	$(1,079,472)	$(6,865)	$(108,542)	$236,948	$1,418,144	$244,727
Non-cash and stock-based compensation	—	—	45,715	—	—	—	—	45,715	—
Common stock issued under stock plans, net of shares withheld for employee taxes	434,707	4	(12,460)	—	—	—	—	(12,456)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,823,809	18	(24,345)	—	—	—	—	(24,327)	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	62,639	—	—	—	—	62,639	—
Repurchase of convertible debt conversion feature	28	—	(92,641)	—	—	—	—	(92,641)	—
Acquisitions	—	—	—	—	—	—	33,564	33,564	25,542
Divestitures	—	—	—	—	—	—	(6,684)	(6,684)	—
Purchases of noncontrolling interests	—	—	(8,210)	—	—	—	(4,877)	(13,087)	(10,356)
Sales of noncontrolling interests	—	—	1,410	—	—	—	(958)	452	—
Redeemable noncontrolling interests fair value adjustments	—	—	(77,799)	—	—	—	—	(77,799)	77,799
Contributions received	—	—	—	—	—	—	7,501	7,501	1,806
Cash distributions	—	—	—	—	—	—	(43,346)	(43,346)	(15,840)
Other	—	—	(106)	—	—	—	(1,969)	(2,075)	(831)
Comprehensive income (loss):
Net income	—	—	—	60,249	—	—	23,583	83,832	6,508
Foreign currency translation adjustments	—	—	—	—	—	(36,689)	—	(36,689)	—
Balances at December 31, 2018	209,135,581	2,091	2,268,209	(1,019,223)	(6,865)	(145,231)	243,762	1,342,743	329,355

Non-cash and stock-based compensation	—	—	48,887	—	—	—	—	48,887	—
Common stock issued under stock plans, net of shares withheld for employee taxes	392,147	5	(15,357)	—	—	—	—	(15,352)	—
Exercise of stock options	910,006	9	14,095	—	—	—	—	14,104	—
Conversion of convertible debt	824,328	8	28,578	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	137,981	137,981	52,373
Purchases of noncontrolling interests	—	—	(23,878)	—	—	—	(24,867)	(48,745)	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(74,771)	—	—	—	—	(74,771)	74,771
Contributions received	—	—	—	—	—	—	14,285	14,285	—
Cash distributions	—	—	—	—	—	—	(84,115)	(84,115)	(23,362)
Other	—	—	(144)	—	—	—	(2,179)	(2,323)	2,764
Comprehensive income (loss):
Net income	—	—	—	69,889	—	—	33,267	103,156	15,056
Foreign currency translation adjustments	—	—	—	—	—	(482)	—	(482)	—
Balances at December 31, 2019	211,262,062	2,113	2,245,619	(949,334)	(6,865)	(145,713)	318,134	1,463,954	449,498

Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	116,899	—	—	—	—	116,899	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,382,256	14	(37,876)	—	—	—	—	(37,862)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,822,670	18	20,952	—	—	—	—	20,970	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	54,378	54,378	23,511
Divestitures	—	—	—	—	—	—	6	6	—
Purchases of noncontrolling interests	—	—	14,336	—	—	—	(3,975)	10,361	(129,652)
Sales of noncontrolling interests	—	—	(7,667)	—	—	—	39,406	31,739	—
Redeemable noncontrolling interests fair value adjustments	—	—	1,180	—	—	—	—	1,180	(1,180)
Contributions received	—	—	—	—	—	—	4,668	4,668	750
Cash distributions	—	—	—	—	—	—	(25,092)	(25,092)	(16,532)
Other	—	—	—	—	—	—	(2,731)	(2,731)	2,535
Comprehensive income (loss):
Net loss	—	—	—	(1,724,535)	—	—	(46,774)	(1,771,309)	(56,481)
Unrealized loss on cash flow hedge	—	—	—	—	—	(36,689)	—	(36,689)	—
Realized loss on cash flow hedge	—	—	—	—	—	5,102	—	5,102	—
Foreign currency translation adjustments	—	—	—	—	—	291	—	291	—
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,827,790)	$118,212	$90,340
Reconciling items:
Depreciation	245,713	220,459	185,376
Amortization	239,312	223,532	201,153
Amortization of non-recoupable ticketing contract advances	47,971	80,302	80,087
Deferred income tax benefit	(37,877)	(465)	(6,247)
Amortization of debt issuance costs and discounts	32,774	24,116	20,219
Provision for uncollectible accounts receivable	43,076	27,926	26,321
Non-cash compensation expense	116,889	48,785	45,582
Unrealized changes in fair value of contingent consideration	(24,448)	6,698	14,125
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	18,280	14,152	11,693
Other, net	(16,745)	(6,027)	6,609
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	490,588	(159,792)	(135,429)
Decrease (increase) in prepaid expenses and other assets	141,631	(170,486)	(266,241)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(1,379,461)	(45,920)	323,459
Increase in deferred revenue	826,699	88,291	344,539
Net cash provided by (used in) operating activities	(1,083,388)	469,783	941,586
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(56,957)	(50,035)	(90,705)
Collections of notes receivable	80,963	13,216	33,914
Investments made in nonconsolidated affiliates	(11,242)	(57,280)	(46,497)
Purchases of property, plant and equipment	(213,746)	(323,566)	(239,833)
Cash paid for acquisitions, net of cash acquired	(41,083)	(235,071)	(120,228)
Purchases of intangible assets	(8,863)	(42,261)	(35,630)
Proceeds from sale of investments in nonconsolidated affiliates	19,003	1,455	—
Other, net	7,863	2,542	2,070
Net cash used in investing activities	(224,062)	(691,000)	(496,909)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,607,365	937,400	858,667
Payments on long-term debt including extinguishment costs	(30,987)	(437,267)	(400,396)
Contributions from noncontrolling interests	5,418	14,285	4,900
Distributions to noncontrolling interests	(41,624)	(107,476)	(59,187)
Purchases and sales of noncontrolling interests, net	(106,242)	(50,267)	(159,634)
Proceeds from exercise of stock options	30,647	14,104	22,568
Taxes paid for net share settlement of equity awards	(47,539)	(15,353)	(55,005)
Payments for deferred and contingent consideration	(66,992)	(26,537)	(18,784)
Other, net	36	—	(4,345)
Net cash provided by financing activities	1,350,082	328,889	188,784
Effect of exchange rate changes on cash, cash equivalents and restricted cash	29,565	(11,633)	(84,080)
Net increase in cash, cash equivalents and restricted cash	72,197	96,039	549,381
Cash, cash equivalents and restricted cash at beginning of period	2,474,242	2,378,203	1,828,822
Cash, cash equivalents and restricted cash at end of period	$2,546,439	$2,474,242	$2,378,203

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$166,403	$103,915	$100,278
Income taxes, net of refunds	$26,151	$66,937	$60,016

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
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher revenue and operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
Due to the unprecedented stoppage of our concert and other events globally beginning in mid-March resulting from the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020. We cannot predict when these trends will recommence in the future.
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
All of our cash flow activity reflected on the consolidated statements of cash flows is presented net of any non-cash transactions so the amounts reflected may be different than amounts shown in other places in our consolidated financial statements that are based on accrual accounting and therefore include non-cash amounts. For example, purchases of property, plant and equipment reflected on the consolidated statements of cash flows reflect the amount of cash paid during the year for these purchases and does not include the impact of the changes in accrued expenses related to capital expenditures during the year.

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2020 and 2019, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $302 million and $410 million of assets and $270 million and $260 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2020 and 2019 cash and cash equivalents balance is $673.5 million and $837.7 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
Cash held in interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. To reduce our credit risk, we monitor the credit standing of the financial institutions that hold our cash and cash equivalents; however, these balances could be impacted in the future if the underlying financial institutions fail. To date, we have experienced no loss of or lack of access to our cash or cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted in the future by adverse conditions in the financial markets, including those resulting from the global COVID-19 pandemic.
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable based on a combination of factors. Generally, we record reserves based on the amount of cash we expect to receive when an account receivable balance is established. Our reserve estimate is primarily based on our historical accounts receivable write-offs. We adjust the historical reserve estimate applied to current accounts receivable when events or circumstances change, such as changes in current economic conditions or there is a significant deterioration in our accounts receivable aging, indicating that the reserve estimate may be insufficient to cover the expected loss. We generally apply a portfolio approach to all of our accounts receivable based on reporting unit unless there are facts and circumstances that indicate a specific group of customers is at greater risk of nonpayment.
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
Business Combinations
During 2020, 2019 and 2018, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate.
During 2020, we acquired the remaining redeemable noncontrolling interests of certain subsidiaries and settled certain contingent consideration obligations in exchange for debt obligations totaling $11.8 million which are reflected in current portion of long-term debt, net on our consolidated balance sheets. These non-cash transactions have not been reflected as cash flows from financing activities within our consolidated statements of cash flows.
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
Leases
We lease office space, many of our concert venues, festival sites and certain equipment. We record a lease asset and liability on our consolidated balance sheets at the inception of the lease or when we take possession of the leased space or equipment, if later, based on the required payments over the term of the lease. We do not recognize a lease asset or liability for leases with an initial term of twelve months or less, including multi-year festival site leases where the sum of the non-consecutive periods of rental time is less than twelve months. Rent expense for these short-term leases is generally recognized on a straight-line basis over the lease term.
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
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period the Company experiences lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the year ended December 31, 2020, we recorded business interruption insurance recoveries of $125.7 million, primarily due to the global COVID-19 pandemic, with roughly half recorded as revenue and half as a reduction to our direct operating and selling, general and administrative expenses. For the years ended December 31, 2019 and December 31, 2018, business interruption insurance recoveries were not significant.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2020 and December 31, 2019, we recorded net foreign currency transaction gains of $9.0 million and $3.2 million, respectively. For the year ended December 31, 2018, we recorded net foreign currency transaction losses of $11.6 million. We do not currently have significant operations in highly inflationary countries.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $103.3 million, $452.7 million and $443.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $14.8 million, $27.8 million and $30.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, were recorded as a component of selling, general and administrative expenses.
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
Non-cash and Stock-based Compensation
We follow the fair value recognition provisions in the FASB guidance for stock compensation. Stock-based compensation expense includes compensation expense for all share-based payments using the estimated grant date fair value. Stock-based compensation expense is adjusted for forfeitures as they occur.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments, and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals, acquisition accounting and impairments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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
In August 2018, the FASB issued guidance that aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amortization period of these implementation costs would include periods covered under renewal options that are reasonably certain to be exercised. The expense related to the capitalized implementation costs also would be presented in the same consolidated financial statement line item as the hosting fees. We adopted this guidance prospectively on January 1, 2020. Adoption of this guidance resulted in expense that would have previously been reported as depreciation and amortization to be reported as selling, general and administrative expenses or corporate expenses within our statements of operations going forward. In addition, implementation costs previously recorded as property, plant and equipment, net will now be reported as prepaid expenses and other long-term assets on our balance sheets, prospectively.
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

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our live event business. We initially saw event restrictions in Asia and parts of Europe. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position.
Operating Results
Our annual results were materially impacted by these necessary actions. Our overall revenue for the year decreased by 84% to $1.9 billion. The revenue reduction was across all of our segments as a result of few shows occurring globally beginning in the last half of March 2020 and low ticket sales for future shows during the same period, along with the impact of ticket refunds and show cancellations.
The revenue recognized in our Concerts segment in 2020 included the results of all the shows that occurred prior to the stoppage of events in mid-March. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by December 31, 2020, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the year have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $102.0 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the limited amount of data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue or other long-term liabilities to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after December 31, 2021 totaled $35.1 million and is reflected in other long-term liabilities on our consolidated balance sheets.

The revenue recognized in our Ticketing segment in 2020 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.

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
The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels until early in the second half of 2021. We expect that most global tours will resume and larger venues will reopen in the second half of 2021 and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain. As a result, the underlying assumptions used in our impairment assessments could change resulting in future impairment charges.
Property, Plant and Equipment
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements along with the renewal and improvement of existing venues and technology systems, web development and administrative offices.
Property, plant and equipment consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Land, buildings and improvements	$1,239,696	$1,181,876
Computer equipment and capitalized software	887,637	800,990
Furniture and other equipment	424,363	380,174
Construction in progress	151,830	176,275
	2,703,526	2,539,315
Less: accumulated depreciation	1,602,112	1,421,383
	$1,101,414	$1,117,932

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2020 and 2019:

	Client / vendor relationships	Revenue- generating contracts	Venue management & leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2018:
Gross carrying amount	$393,772	$692,963	$70,048	$123,707	$85,411	$50,115	$1,416,016
Accumulated amortization	(213,599)	(391,002)	(33,507)	(41,808)	(38,826)	(35,823)	(754,565)
Net	180,173	301,961	36,541	81,899	46,585	14,292	661,451
Gross carrying amount:
Acquisitions—current year	209,398	94,464	80,643	29,061	13,839	8,075	435,480
Acquisitions—prior year	—	—	43	—	—	—	43
Foreign exchange	90	(4,713)	896	91	356	(208)	(3,488)
Other (2)	(75,770)	(82,157)	(2,044)	76	(12,268)	(32,763)	(204,926)
Net change	133,718	7,594	79,538	29,228	1,927	(24,896)	227,109
Accumulated amortization:
Amortization	(65,059)	(94,439)	(10,683)	(14,513)	(27,512)	(11,326)	(223,532)
Foreign exchange	(473)	1,331	(553)	(96)	(152)	122	179
Other (2)	75,770	82,088	2,044	1	12,270	32,761	204,934
Net change	10,238	(11,020)	(9,192)	(14,608)	(15,394)	21,557	(18,419)
Balance as of December 31, 2019:
Gross carrying amount	527,490	700,557	149,586	152,935	87,338	25,219	1,643,125
Accumulated amortization	(203,361)	(402,022)	(42,699)	(56,416)	(54,220)	(14,266)	(772,984)
Net	324,129	298,535	106,887	96,519	33,118	10,953	870,141
Gross carrying amount:
Acquisitions—current year	129,015	69,766	8,695	12	19,712	94	227,294
Acquisitions—prior year	(33,118)	22,821	2,093	—	1,000	—	(7,204)
Foreign exchange	8,391	7,720	2,923	(2,462)	411	12	16,995
Other (2)	(135,704)	(222,200)	(15,341)	(141)	(36,178)	(7,912)	(417,476)
Net change	(31,416)	(121,893)	(1,630)	(2,591)	(15,055)	(7,806)	(180,391)
Accumulated amortization:
Amortization	(77,389)	(88,640)	(23,532)	(16,737)	(27,646)	(5,368)	(239,312)
Foreign exchange	(1,351)	(9,239)	(1,034)	(613)	(433)	(49)	(12,719)
Other (2)	135,704	222,191	15,341	162	36,500	7,983	417,881
Net change	56,964	124,312	(9,225)	(17,188)	8,421	2,566	165,850
Balance as of December 31, 2020:
Gross carrying amount	496,074	578,664	147,956	150,344	72,283	17,413	1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	$349,677	$300,954	$96,032	$76,740	$26,484	$5,713	$855,600
___________________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above for 2020 are definite-lived intangible assets primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business, a festival promotion business and ticketing relationships, all located in the United States.

Included in the current year acquisitions amount above for 2019 are definite-lived intangible assets primarily associated with the acquisitions of concert promotion businesses located in Canada and Chile, venue management businesses located in the United States and Belgium and a festival promotion business located in Brazil that had been accounted for as an equity investment.
The 2020 and 2019 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (1)
	2020	2019
	(in years)
Revenue-generating contracts	8	8
Client/vendor relationships	7	9
Trademarks and naming rights	1	10
Technology (1)	5	3
Venue management and leaseholds	7	10
Other	1	5
All categories	7	9
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
For the year ended December 31, 2020, we recorded impairment charges of $23.6 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment primarily as a result of the expected impacts from the global COVID-19 pandemic where the useful life of the definite-lived intangible asset was expiring within the near term. For the year ended December 31, 2019, we recorded impairment charges of $26.8 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts and Sponsorship & Advertising segments. There were no significant impairment charges recorded in 2018. See Note 7—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Amortization of definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $239.3 million, $223.5 million and $190.7 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2020:

(in thousands)
2021	$181,078
2022	$151,716
2023	$131,875
2024	$113,525
2025	$86,086

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $369.1 million and $369.0 million as of December 31, 2020 and 2019, respectively.

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
In 2020, both in the interim qualitative reviews and as part of the October 1 annual review, market multiples were not incorporated into our assessments as our current financial metrics do not support use of the market approach as a corroborating approach. When our business resumes and stabilizes, we will reincorporate the market approach into our fair value methodology.
In 2020, as part of our annual test for impairment, four of our reporting units with goodwill were assessed under the initial qualitative evaluation. Three of these four reporting units, accounting for approximately 28% of our goodwill at December 31, 2020, did not advance to the second step. Considerations included (a) excess of fair values over carrying values in the most recent quantitative analysis performed, (b) discount rates, (c) financial results and (d) sensitivity analyses.
For one of these four reporting units, that accounts for approximately 13% of our goodwill at December 31, 2020, the qualitative analysis was inconclusive primarily due to the loss of revenue resulting from the current cessation of concerts and an increase in its carrying value. As such, a quantitative analysis was performed for this reporting unit. We performed the quantitative analysis using a discounted cash flows methodology, which uses both market-based inputs and internal assumptions. The remaining three of our reporting units, accounting for approximately 59% of our goodwill at December 31, 2020, went straight to the second step as part of our policy to perform a quantitative test at least every five years to support future first step qualitative reviews.
No impairment charges were recorded in 2020 and 2019 as a result of our annual test or interim tests when performed. Based upon the results of the annual test in 2018, we recorded impairment charges of $10.5 million related to our Artist Services (non-management) reporting unit. See Note 7—Fair Value Measurements for discussion of the impairment calculation.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2020 and 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2018:
Goodwill	$1,094,604	$762,953	$400,749	$2,258,306
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	659,241	762,953	400,749	1,822,943

Acquisitions—current year	121,355	4,017	38,421	163,793
Acquisitions—prior year	8,428	—	—	8,428
Foreign exchange	1,670	(707)	2,371	3,334

Balance as of December 31, 2019:
Goodwill	1,226,057	766,263	441,541	2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	790,694	766,263	441,541	1,998,498

Acquisitions—current year	66,810	8,778	13,847	89,435
Acquisitions—prior year	9,033	—	7,165	16,198
Foreign exchange	16,373	7,518	1,181	25,072

Balance as of December 31, 2020:
Goodwill	1,318,273	782,559	463,734	2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$882,910	$782,559	$463,734	$2,129,203
Included in the current year acquisitions amounts above for 2020 are goodwill primarily associated with the acquisitions of a festival and concert promotion business located in Ireland as well as a merchandise business, a festival promotion business and a concerts streaming business located in the United States.
Included in the prior year acquisitions amount above for 2020 are changes primarily associated with the acquisition of a venue management business located in the United States.
Included in the current year acquisitions amount above for 2019 are goodwill associated with the acquisitions of a concert promotion business located in Canada, venue management businesses located in Belgium and the United States and a festival promotion business located in Brazil that had been accounted for as an equity method investment.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and the allocation between segments.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Operating lease cost	$241,819	$201,344
Variable and short-term lease cost	35,202	133,526
Sublease income	(13,270)	(17,235)
Net lease cost	$263,751	$317,635

Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables, while others include periodic adjustments to rent obligations based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved. In response to the global COVID-19 pandemic, we closed our venues in mid-March 2020 and the majority of those venues have remained closed through December 31, 2020. As a result, our variable and short-term lease cost has declined during the year ended December 31, 2020 as compared to the previous year.
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$203,419	$183,723
Lease assets obtained in exchange for lease obligations, net of terminations	$129,174	$417,394

Future maturities of our operating lease liabilities at December 31, 2020 are as follows:

(in thousands)
2021	$192,413
2022	195,983
2023	200,444
2024	183,162
2025	171,708
Thereafter	1,456,969
Total lease payments	2,400,679
Less: Interest	847,858
Present value of lease liabilities	$1,552,821

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Weighted average remaining lease term (in years)	13.9	13.9
Weighted average discount rate	6.31%	5.88%

As of December 31, 2020, we have additional operating leases that have not yet commenced with total lease payments of $181.0 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2021 to June 2030 with lease terms ranging from 1 to 20 years.
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

NOTE 5—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$938,125	$947,625
6.5% Senior Secured Notes due 2027	1,200,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	—
Other long-term debt	125,226	80,642
Total principal amount	5,038,351	3,403,267
Less unamortized discounts and debt issuance costs	(129,840)	(94,210)
Total long-term debt, net of unamortized discounts and debt issuance costs	4,908,511	3,309,057
Less: current portion	53,415	37,795
Total long-term debt, net	$4,855,096	$3,271,262

Future maturities of long-term debt at December 31, 2020 are as follows:

(in thousands)
2021	$53,415
2022	573,897
2023	38,604
2024	989,824
2025	36,359
Thereafter	3,346,252
Total	$5,038,351
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
There were no borrowings under the revolving credit facilities as of December 31, 2020 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $68.3 million, $961.7 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.

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
4.75% Senior Notes Due 2027
In October 2019, we issued $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.875% Senior Notes Due 2024
At December 31, 2020, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at the redemption prices that start at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes Due 2026
At December 31, 2020, we had $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
At December 31, 2020, we had $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 of each year, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for our common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.

If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount and the principal amount of the liability component (face value of the notes) is $550 million. As of December 31, 2020, the remaining period for the unamortized debt discount balance of $29.1 million was approximately two years and the value of the notes, if converted and fully settled in shares, exceeds the principal amount of the notes by $44.1 million. As of December 31, 2020, the effective interest rate on the liability component of the notes was 5.7%.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of December 31, 2020, the remaining period for the unamortized debt discount balance of $27.9 million was approximately four years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2020, the effective interest rate on the liability component of the notes was 4.3%.
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$21,011	$14,015	$12,894
Amortization of debt discount	19,260	12,599	10,746
Amortization of debt issuance costs	3,230	2,134	1,940
Total interest cost recognized on the notes	$43,501	$28,748	$25,580

Other Long-term Debt
As of December 31, 2020, other long-term debt includes capital leases of $4.2 million, debt to noncontrolling interest partners of $73.9 million and $30.3 million of a subsidiary’s term loan and revolving credit facility. Our other long-term debt has a weighted average cost of debt of 4.2% and maturities at various dates through September 2050.
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
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Certain of these restrictions are further limited temporarily by the July 2020 amendment. Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. The July 2020 amendment substitutes the consolidated net leverage ratio covenant with a liquidity covenant (as defined in the agreement) that requires our consolidated liquidity be at least $500 million until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter ending prior to December 31, 2021 so long as such election is made during the last month of such fiscal quarter or within 30 days following the end of such fiscal quarter. The July 2020 amendment also requires the liquidity covenant to be measured monthly beginning January 31, 2021 until the earlier of (x) November 30, 2021 and (y) the last day of the month before the consolidated net leverage ratio covenant applies. For fiscal quarters after resumption of the consolidated net leverage covenant, we will be required to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the amended credit agreement) for the trailing four consecutive quarters of 6.75x with step downs to 6.25x after four quarters, 5.75x after eight quarters, 5.50x after twelve quarters and 5.25x after fourteen quarters through maturity, except that calculations of consolidated EBITDA (as defined in the agreement) for the first three fiscal quarters after resumption of the covenant will be substituted with an annualized consolidated EBITDA (as defined in the agreement). For the avoidance of doubt, the consolidated net leverage covenant will resume for the quarter ended December 31, 2021 at the latest.
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
Some of our other subsidiary indebtedness includes restrictions on entering into various transactions, such as acquisitions and disposals, and prohibits payment of ordinary dividends. They also have financial covenants including minimum consolidated EBITDA to consolidated net interest payable, minimum consolidated cash flow to consolidated debt service, maximum consolidated debt to consolidated EBITDA and minimum liquidity, all as defined in the applicable debt agreements.
As of December 31, 2020, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2021.

NOTE 6—DERIVATIVE INSTRUMENTS
We primarily use forward currency contracts and options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2020 and 2019, we had forward currency contracts and options outstanding with notional amounts of $42.0 million and $66.3 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. Our foreign currency derivative activity, including the related fair values, are not material to any period presented.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2020, there is no ineffective portion or amount excluded from effectiveness testing.

As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.

During the year ended December 31, 2020, we recorded unrealized losses of $36.7 million, as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $7.7 million of this loss in other comprehensive loss will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.

We do not enter into derivative instruments for speculative or trading purposes and do not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 7—Fair Value Measurements for further discussion and disclosure of the fair values for our derivative instruments.
NOTE 7—FAIR VALUE MEASUREMENTS
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2020				Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$282,696	$—	$—	$282,696	$215,674	$—	$—	$215,674
Forward currency contracts	—	118	—	118	—	11	—	11
Total	$282,696	$118	$—	$282,814	$215,674	$11	$—	$215,685
Liabilities:
Interest rate swap	$—	$31,587	$—	$31,587	$—	$—	$—	$—
Forward currency contracts	—	1,423	—	1,423	—	1,159	—	1,159
Put option	—	—	8,183	8,183	—	—	8,006	8,006
Subsidiary equity awards	—	—	—	—	—	—	7,661	7,661
Contingent consideration	—	—	46,574	46,574	—	—	64,892	64,892
Total	$—	$33,010	$54,757	$87,767	$—	$1,159	$80,559	$81,718

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. The fair value for our interest rate swap is based upon inputs corroborated by observable market data with similar tenors.
Certain third parties have a put option or a subsidiary equity award to sell to us their noncontrolling interest in certain of our subsidiaries and such put option or subsidiary equity award is carried at fair value using Level 3 inputs. The put option is triggered by the occurrence of specific events, one of which is certain to occur, that requires us to buy the noncontrolling interest. The redemption price for the subsidiary equity award is not at fair value and the equity holder does not bear the risk and rewards of ownership. The redemption price for both the put option and subsidiary equity award is a variable amount based on a formula linked to historical earnings. We have recorded a current liability for the put option and subsidiary equity award which are valued based on the historic results of that subsidiary. Changes in the fair value are recorded in selling, general and administrative expenses.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2020 and 2019.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2020 and 2019:

	Estimated Fair Value at:
	December 31, 2020	December 31, 2019
	Level 2
	(in thousands)
6.5% Senior Secured Notes Due 2027	$1,340,688	$—
4.75% Senior Notes Due 2027	$970,872	$983,735
4.875% Senior Notes due 2024	$581,480	$596,137
5.625% Senior Notes due 2026	$307,785	$320,553
2.5% Convertible Senior Notes due 2023	$720,764	$675,664
2.0% Convertible Senior Notes due 2025	$425,172	$—
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our financial assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on our results of operations for the years ended December 31, 2020 and 2019:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2020
Definite-lived intangible assets, net	$7,963	$—	$—	$7,963	$23,630
2019
Definite-lived intangible assets, net	$—	$—	$—	$—	$26,751

During 2020, we recorded impairment charges related to definite-lived intangible assets of $23.6 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, primarily as a result of the expected impacts from the global COVID-19 pandemic for the 2020 period. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
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
During 2018, in conjunction with our annual impairment test, a goodwill impairment was recorded for the Artist Services (non-management) reporting unit in the Concerts segment in the amount of $10.5 million as a component of depreciation and amortization. We calculated this impairment using a combination of a discounted cash flow methodology, which uses both Level 2 and Level 3 inputs, and a market multiple methodology, which uses primarily Level 2 inputs. The key inputs include discount rates, market multiples, control premiums, revenue growth and estimates of future financial performance. See Note 1—The Company and Summary of Significant Accounting Policies and Note 3—Long-Lived Assets for further discussion of our methodology and this impairment.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2020, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2021	$1,456,136	$11,005
2022	481,238	1,048
2023	191,263	1,009
2024	77,315	1,009
2025	51,139	1,039
Thereafter	150,174	27,104
Total	$2,407,265	$42,214

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2020, we have accrued $11.7 million in other current liabilities and $7.3 million in other long-term liabilities and, as of December 31, 2019, we had accrued $7.1 million in other current liabilities and $9.1 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2020, we have accrued $27.5 million in other current liabilities and $19.1 million in other long-term liabilities and, as of December 31, 2019, we had accrued $6.0 million in other current liabilities and $58.9 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending June 2025. See Note 7—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2020 and 2019, we guaranteed the debt of third parties of approximately $12.1 million and $16.5 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
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

As of November 2020, each of the consumer class actions filed in the United States had been dismissed with prejudice. In March 2019, the Dickey lawsuit was dismissed, and the Gaetano lawsuit was voluntarily dismissed with prejudice by the plaintiff in April 2019. The Ameri lawsuit was dismissed in May 2019, and the Vaccaro lawsuit was dismissed in June 2019. In June 2020, the Ninth Circuit Court of Appeals affirmed the District Court’s ruling in the Lee lawsuit, compelling arbitration and dismissing the case. In November 2020, the Messing and Niedbalski lawsuits were dismissed with prejudice.
The remaining Canadian lawsuits make similar factual allegations that Live Nation and/or Ticketmaster LLC engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs. Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and believe that the potential liability, if any, will not have a material adverse effect on our financial position, cash flows or results of operations. Further, we do not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against us. We continue to vigorously defend these actions.
CIE Arbitration
In July 2019, Ticketmaster New Ventures, S. de R.L. de C.V. (“TNV”), an indirect wholly-owned subsidiary of LNE, entered into agreements with Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”) and Grupo Televisa, S.A.B. (“TV”) to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of CIE. We made our initial concentration notice filings with the regulatory authorities in Mexico in late August 2019 and received approval for the transaction in mid-April 2020. CIE shareholders approved the acquisition in September 2019. In May 2020, we notified CIE that we were terminating our agreement with it as a result of CIE’s failure to comply with its contractual obligation to continue operating the target companies in the ordinary course of business and the occurrence of a material adverse effect (as that term is defined in the CIE purchase agreement). We simultaneously notified TV that we were terminating our agreement with it, which agreement may be terminated if the agreement with CIE is terminated for any reason. On May 25, 2020, TNV commenced binding arbitration proceedings, seated in New York, New York, before the International Court of Arbitration of the International Chamber of Commerce, seeking a declaratory judgment that it properly terminated the CIE purchase agreement and that any obligations thereunder are excused on the grounds set forth above, among others. On July 30, 2020, CIE filed its response to TNV’s claims, asserting, among other things, that CIE did not breach its obligation to continue operating the target companies in the ordinary course of business and that no material adverse effect (as that term is defined in the CIE purchase agreement) has occurred, and CIE joined LNE as a party to the arbitration proceedings as a joint obligor under the CIE purchase agreement. CIE is seeking specific performance to require us to proceed with closing under the CIE purchase agreement and damages in an unspecified amount arising from our alleged failure to timely close. The matter has been assigned to a panel of arbitrators and a hearing has been scheduled to commence in March 2022. We intend to vigorously defend these claims.
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

NOTE 9—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Related-party revenue	$482	$131,909	$157,834
Related-party expenses	$1,009	$1,711	$4,300
Related-party acquisition related	$—	$3,000	$—

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
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $0.5 million, $2.7 million and $2.7 million were earned in 2020, 2019 and 2018, respectively, and expenses of $1.3 million, $1.0 million and $1.1 million were incurred in 2020, 2019 and 2018, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2020 and 2019, we had accounts receivable and notes receivable balances of $12.6 million and $21.1 million, respectively, due from certain of our equity investees.

NOTE 10—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$—	$—	$(55)
Foreign	7,978	61,834	40,239
State	1,024	5,523	6,828
Total current	9,002	67,357	47,012
Deferred:
Federal	(16,366)	5,314	2,246
Foreign	(20,772)	(6,345)	(8,697)
State	(739)	566	204
Total deferred	(37,877)	(465)	(6,247)
Income tax expense (benefit)	$(28,875)	$66,892	$40,765

The domestic income (loss) before income taxes was $(1.5) billion, $36.1 million and $43.5 million for 2020, 2019 and 2018, respectively. Foreign income (loss) before income taxes was $(374.5) million, $149.0 million and $87.6 million for 2020, 2019 and 2018, respectively.
Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2020	2019
	(in thousands)
Deferred tax liabilities:
Leases	$206,701	$192,870
Intangible assets	170,517	161,843
Prepaid expenses	17,786	5,876
Other	31,835	19,186
Total deferred tax liabilities	426,839	379,775
Deferred tax assets:
Intangible assets	38,846	40,926
Accrued expenses	40,843	60,479
Net operating loss carryforwards	955,160	488,081
Foreign tax and other credit carryforwards	51,119	47,215
Equity compensation	25,209	22,503
Leases	224,776	211,206
Other	34,171	12,751
Total gross deferred tax assets	1,370,124	883,161
Valuation allowance	1,100,407	667,242
Total net deferred tax assets	269,717	215,919
Net deferred tax liabilities	$(157,122)	$(163,856)

Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of December 31, 2020, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2020, 2019 and 2018.

During 2020 and 2019, we recorded net deferred tax liabilities of $35.3 million and $43.3 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2020, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $393.9 million, $148.2 million and $413.1 million, respectively. The increase in net operating loss carryforwards is primarily attributed to increases in loss carryforwards during 2020. The majority of the increase in net operating loss carryforwards are in jurisdictions for which we maintain a full valuation allowance against net deferred tax assets. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2025. Our federal net operating loss may be subject to statutory limitations on the amount that can be used in any given year.
The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Income tax expense (benefit) at United States statutory rate of 21%	$(389,900)	$38,872	$27,532
State income taxes, net of federal tax benefits	713	3,137	4,860
Differences between foreign and United States statutory rates	(12,794)	6,384	2,650
Non-United States income inclusions and exclusions	1,809	(3,222)	(3,425)
United States income inclusions and exclusions	(16,495)	(2,582)	(13,790)
Nondeductible items	39,861	10,118	26,376
Tax contingencies	(1,302)	(1,340)	389
Tax expense from acquired goodwill	6,950	6,107	4,353
Change in valuation allowance	344,161	8,536	(8,845)
Other, net	(1,878)	882	665
	$(28,875)	$66,892	$40,765

Income tax expense (benefit) is principally attributable to our earnings in foreign tax jurisdictions along with state income taxes.
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
Amounts included in United States income inclusions and exclusions include the favorable impact of tax deductions for vesting of restricted stock awards and exercises of stock options partially offset in 2019 and 2018 by unfavorable inclusions for GILTI under the provisions associated with the TCJA.
Nondeductible items for all years presented include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation. The 2020 nondeductible expenses also include adjustments for nondeductible noncontrolling interest.
Nondeductible items in 2018 includes our goodwill impairment for Artist Services (non-management) which was not deductible for income tax purposes.
The change in valuation allowance for each period presented resulted primarily from changes in the income (loss) within jurisdictions with full valuation allowances, including the United States.

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Balance at January 1	$21,723	$34,071	$30,630
Additions:
Increase for current year positions	1,689	2,215	1,531
Increase for prior year positions	—	1,898	2,995
Interest and penalties for prior years	352	458	106
Reductions:
Decrease for prior year positions	(2,109)	(3,272)	—
Expiration of applicable statute of limitations	—	—	(730)
Settlements for prior year positions	(17)	(13,852)	(9)
Foreign exchange	94	205	(452)
Balance at December 31	$21,732	$21,723	$34,071

In February 2019, the Company reached a settlement agreement with the Canadian taxing authority regarding existing uncertain tax positions. The gross liability for unrecognized tax benefits primarily decreased in 2019 due to this settlement.
If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $0.5 million. The remaining $21.2 million is offset by deferred tax assets that represent tax benefits that would be received in the event that we did not prevail on all uncertain tax positions. As of December 31, 2020, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2020, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2009 through 2020 remain open to examination by the primary tax jurisdictions to which we are subject.

NOTE 11—EQUITY
Dividends
From inception and through December 31, 2020, we have not declared or paid any dividends. We currently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2020	2019
Common shares issued as reported in the consolidated statement of changes in equity	214,466,988	211,262,062
Unvested restricted stock awards	1,589,073	1,169,582
Unvested deferred stock awards issued	2,367,000	1,686,000
Common shares issued as reported in the consolidated balance sheets	218,423,061	214,117,644
Unvested restricted stock awards and unvested deferred stock awards issued will be reflected in the statements of changes in equity at the time of vesting.
During 2020, 2019 and 2018, we issued 3.2 million, 1.3 million and 2.3 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
During 2019, we issued 0.8 million shares of common stock to holders of our 2.5% convertible senior notes due 2019 upon conversion of $28.6 million of the principal amount of the notes.
Common Stock Reserved for Future Issuance
Common stock of approximately 19.0 million shares as of December 31, 2020 is reserved for future issuances under the stock incentive plan (including 9.3 million options, 1.6 million restricted stock awards and 2.4 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2020, 2019 and 2018, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$(1,724,535)	$69,889	$60,249
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	14,336	(23,878)	(8,210)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	(7,667)	—	1,410
Net transfers of noncontrolling interests	6,669	(23,878)	(6,800)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$(1,717,866)	$46,011	$53,449

Redeemable Noncontrolling Interests
We are subject to put arrangements where the holders of the noncontrolling interests can require us to repurchase their shares at specified dates in the future or within specified periods in the future. Certain of these puts can be exercised earlier upon the occurrence of triggering events as specified in the agreements. The redemption amounts for these puts are either at a fixed amount, at fair value at the time of exercise or a variable amount based on a formula linked to earnings. In accordance with the FASB guidance for business combinations, the redeemable noncontrolling interests are recorded at their fair value at acquisition date. For put arrangements that are not currently redeemable, we accrete to the estimated redemption value over the period from the date of issuance to the earliest redemption date of the individual puts, with the offset recorded to additional paid-in capital. Decreases in accretion are only recognized to the extent that increases had been previously recognized. The estimated redemption values that are based on a formula linked to future earnings are computed each reporting period using projected cash flows, and the estimated redemption values that are based on fair value at the time of exercise are computed each reporting period by applying a multiple to projected earnings, both of which take into account the current expectations regarding profitability and the timing of revenue-generating events. The balances are reflected in our balance sheets as redeemable noncontrolling interests outside of permanent equity.
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2021, 2022, 2023, 2024 and 2025 are $47.7 million, $79.9 million, $54.8 million, $30.1 million and $59.8 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2020, we had outstanding notes receivable and prepayments of $3.0 million in other current assets and $84.1 million in other long-term assets, and as of December 31, 2019, we had outstanding notes receivable and prepayments of $6.5 million in other current assets and $97.5 million in other long-term assets.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2020, 2019 and 2018:

	Loss on Cash Flow Hedges	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2017	$—	$(108,542)	$(108,542)
Other comprehensive income before reclassifications	—	(36,689)	(36,689)
Amount reclassified from AOCI	—	—	—
Net other comprehensive income	—	(36,689)	(36,689)
Balance at December 31, 2018	—	(145,231)	(145,231)
Other comprehensive loss before reclassifications	—	(482)	(482)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	—	(482)	(482)
Balance at December 31, 2019	—	(145,713)	(145,713)
Other comprehensive income (loss) before reclassifications	(36,689)	291	(36,398)
Amount reclassified from AOCI	5,102	—	5,102
Net other comprehensive income (loss)	(31,587)	291	(31,296)
Balance at December 31, 2020	$(31,587)	$(145,422)	$(177,009)

See Note 7—Fair Value Measurements for further discussion and disclosure of the fair value of our interest rate swap that has been designated as a cash flow hedge.

Earnings per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share adjusts basic net income per common share for the effects of stock options, restricted and deferred stock awards and other potentially dilutive financial instruments only in the periods in which such effect is dilutive. Our convertible senior notes are considered in the calculation of diluted net income per common share, if dilutive.
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2020, 2019 and 2018 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2020	2019	2018
Options to purchase shares of common stock	9,323,323	11,347,305	11,784,023
Restricted and deferred stock awards—unvested	3,956,073	3,655,582	3,899,181
Conversion shares related to convertible senior notes	11,014,846	8,374,536	8,912,099
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	24,294,242	23,377,423	24,595,303

NOTE 12—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Beginning in mid-March, we ceased all of our tours and closed our venues to support global efforts at social distancing to mitigate the spread of the virus, and to comply with restrictions put in place by various governmental entities.
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events are being rescheduled to dates in 2021. For events that have been cancelled as of December 31, 2020, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by allocating our event-related deferred revenue based on where we estimated that the affected events were in the refund process as of December 31, 2020, and applying a venue-specific refund take rate. The venue-specific refund take rates were based on the refunds we have issued since we ceased all our tours and closed our venues in mid-March 2020 through the end of the current reporting period.
For our Ticketing segment, the impact is similar to the Concerts segment if the tickets sold for an event are controlled by our concert promoters. For the Ticketing segment’s third-party clients, previously recognized service charges are reversed from revenue when the event is cancelled or a refund is issued for a rescheduled event, including refunds issued after the balance sheet date but prior to the filing of our consolidated financial statements. The revenue reversal is reflected as accrued expenses on our consolidated balance sheets where not already refunded to the fan. The timing of our third-party clients’ event cancellations and rescheduling of postponed events versus new events available for sale can result in refunds of service charges exceeding current quarter sales resulting in negative revenue for that period.
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

Concerts
Concerts revenue, including intersegment revenue, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total Concert Revenue	$1,468,433	$9,428,094	$8,770,031
Percentage of consolidated revenue	78.9%	81.6%	81.3%
Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue or in long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.
Ticketing
Ticketing revenue, including intersegment revenue, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total Ticketing Revenue	$188,383	$1,545,189	$1,529,566
Percentage of consolidated revenue	10.1%	13.4%	14.2%
Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and also the impact of any cancellations of events that occurred during the period and up to the time of filing these consolidated financial statements.

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2020 and 2019, we had ticketing contract advances of $63.5 million and $100.9 million, respectively, in prepaid expenses and $87.0 million and $105.7 million, respectively, in long-term advances. We amortized $48.0 million, $80.3 million and $80.1 million for the years ended December 31, 2020, 2019 and 2018 respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Total Sponsorship & Advertising Revenue	$203,676	$590,274	$503,968
Percentage of consolidated revenue	10.9%	5.1%	4.7%
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
At December 31, 2020, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 33%, 26%, 15% and 26% of this revenue in 2021, 2022, 2023 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2020, 2019 and 2018, we had current deferred revenue of $1.8 billion, $1.4 billion and $1.2 billion, respectively.

The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Concerts	$273,734	$1,121,945
Ticketing	26,471	62,088
Sponsorship & Advertising	18,010	20,220
Other & Corporate	3,402	3,069
	$321,617	$1,207,322

As of December 31, 2020, approximately 40.6% of the current deferred revenue balance from December 31, 2019 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue. In addition, as of December 31, 2020, approximately 32.7% of the current deferred revenue balance from December 31, 2019 has been or is expected to be refunded to fans as the corresponding events have cancelled or refunds were or are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. As the global COVID-19 pandemic continues to further delay our ability to resume our concert events and reopen our venues, our long-term deferred revenue balance has increased. We had long-term deferred revenue of $88.6 million, $34.4 million and $27.5 million at December 31, 2020, 2019 and 2018, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 13—STOCK-BASED COMPENSATION
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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Selling, general and administrative expenses	$88,620	$21,947	$18,621
Corporate expenses	28,269	26,838	26,961
Total	$116,889	$48,785	$45,582

The increase in stock-based compensation expense for the year ended December 31, 2020 is primarily due to the issuance of restricted stock awards in 2020 in lieu of cash payments due for bonuses earned in 2019 owed to certain employees, as part of our cash savings initiative in connection with the global COVID-19 pandemic.
As of December 31, 2020, there was $84.3 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
Stock options are granted for a term not exceeding ten years and the non-vested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with us or one of our affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options typically vest over one to four years.
The following assumptions were used to calculate the fair value of our options on the date of grant:

	Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.09% - 1.19%	1.89% - 2.53%	2.68% - 2.70%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	32.37% - 51.83%	27.63% - 28.12%	27.66% - 28.00%
Weighted average expected life (in years)	2.51	6.08	5.74

The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2020		2019		2018
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	11,347	$18.36	11,784	$16.55	14,239	$14.52
Granted	51	66.27	487	57.00	255	44.05
Exercised	(2,071)	16.96	(910)	15.50	(2,694)	8.38
Forfeited or expired	(4)	41.71	(14)	10.82	(16)	28.57
Outstanding December 31	9,323	$18.93	11,347	$18.36	11,784	$16.55

Exercisable December 31	8,827	$16.98	10,493	$15.77	10,693	$14.61
Weighted average fair value per option granted		$13.62		$18.50		$14.05
The total intrinsic value of stock options exercised during the years ended December 31, 2020, 2019 and 2018 was $87.9 million, $39.6 million and $28.1 million, respectively. Cash received from stock option exercises for the years ended December 31, 2020, 2019 and 2018 was $30.6 million, $14.1 million and $22.6 million, respectively.
There were 5.6 million shares available for future grants under the stock incentive plan at December 31, 2020. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2021 to May 2024, and expiration dates range from July 2021 to December 2030 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/20	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/20	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$5.00 - $9.99	4,112	1.9	$8.76	4,112	1.9	$8.76
$10.00 - $14.99	863	1.1	$11.52	863	1.1	$11.52
$15.00 - $19.99	731	5.0	$19.30	731	5.0	$19.30
$20.00 - $24.99	1,301	3.1	$21.03	1,301	3.1	$21.03
$25.00 - $29.99	1,200	5.2	$27.36	1,174	5.2	$27.32
$30.00 - $44.99	592	7.1	$43.82	492	7.1	$43.84
$45.00 - $60.99	491	8.2	$56.82	154	8.2	$56.77
$61.00 - $70.99	33	9.9	$70.26	—	0.0	$—

The total intrinsic value of options outstanding and options exercisable as of December 31, 2020 was $508.6 million and $498.7 million, respectively.
Restricted Stock
We have granted restricted stock awards to our employees, directors and consultants under our stock incentive plan. These common shares carry a legend which typically restricts their transferability for a term of one to five years and are forfeited in the event the recipient’s employment or relationship with us is terminated prior to the lapse of the restriction. In addition, certain restricted stock awards require us or the recipient to achieve minimum performance targets in order for these awards to vest.
In 2020, we granted 2.1 million shares of restricted stock and 0.3 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest over 3 months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met. As of December 31, 2020, we determined that the performance-based criteria for these awards were not probable of being met and such awards will be forfeited in 2021.

In 2019, we granted 0.2 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met. As of December 31, 2020, the performance-based criteria for these awards have been met unless otherwise forfeited.
In 2018, we granted 0.3 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plans. These awards will all vest over one or four years with the exception of the performance-based awards which will vest within one to two years if the performance criteria are met. As of December 31, 2020, the performance-based criteria for these awards have been met unless otherwise forfeited.
The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2020, 2019 and 2018 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2017	1,607	$31.79
Granted	535	44.54
Forfeited	(37)	30.38
Vested	(706)	28.35
Unvested at December 31, 2018	1,399	$38.13
Granted	415	57.58
Forfeited	(26)	38.45
Vested	(618)	36.54
Unvested at December 31, 2019	1,170	$45.80
Granted	2,454	55.52
Forfeited	(106)	53.26
Vested	(1,929)	47.48
Unvested at December 31, 2020	1,589	$58.19

The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2020, 2019 and 2018 was $91.6 million, $22.6 million and $20.0 million, respectively.
Deferred Stock
We have granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
In 2017, we granted 2.5 million shares of deferred stock awards with market conditions under our incentive plan. These awards will all vest over one to five years if specified stock prices are achieved over a specific number of days during the five years.

In 2020, 2019 and 2018, we achieved minimum market conditions resulting in the issuance of 0.8 million shares, 1.5 million shares and 0.2 million shares of restricted stock, respectively, subject to vesting over one to four years. As of December 31, 2020, there were no deferred stock awards outstanding for which the minimum market conditions have not been met.
The following table presents a summary of the Company’s unvested deferred stock awards outstanding at December 31, 2020, 2019 and 2018 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2017	—	$—
Awarded	2,500	26.69
Forfeited	—	0.00
Vested	—	0.00
Unvested at December 31, 2018	2,500	$26.69
Awarded	—	0.00
Forfeited	—	0.00
Vested	(14)	36.08
Unvested at December 31, 2019	2,486	$26.63
Awarded	—	0.00
Forfeited	—	0.00
Vested	(119)	28.80
Unvested at December 31, 2020	2,367	$26.53

NOTE 14—OTHER INFORMATION

	December 31,
	2020	2019
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$22,000	$16,106
Notes receivable	14,556	34,842
Other	2,909	6,059
Total other current assets	$39,465	$57,007

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$170,494	$167,603
Notes receivable	88,889	128,725
Other	131,898	135,145
Total other long-term assets	$391,281	$431,473

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$90,070	$276,417
Accrued event expenses	127,004	394,257
Accrued insurance	128,348	165,071
Accrued legal	23,596	16,978
Collections on behalf of others	51,127	48,467
Accrued ticket refunds	143,827	4,432
Other	330,177	485,864
Total accrued expenses	$894,149	$1,391,486

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$39,207	$13,165
Other	32,876	46,046
Total other current liabilities	$72,083	$59,211

The following details the components of “Other long-term liabilities”:
Deferred revenue	$88,641	$34,390
Contingent and deferred purchase consideration	26,401	67,979
Other	67,466	28,279
Total other long-term liabilities	$182,508	$130,648

NOTE 15—SEGMENT DATA
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
Revenue and expenses earned and charged between segments are eliminated in consolidation. Our capital expenditures below include accruals for amounts incurred but not yet paid for, but are not reduced by reimbursements received from outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds.
We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets have not been presented.
There were no customers that individually accounted for more than 10% of our consolidated revenue in any year.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2020, 2019 and 2018:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
2020
Revenue	$1,468,433	$188,383	$203,676	$3,233	$—	$(2,547)	$1,861,178
Direct operating expenses	1,222,997	129,433	52,517	—	—	(2,547)	1,402,400
Selling, general and administrative expenses	937,651	501,032	75,669	9,990	—	—	1,524,342
Depreciation and amortization	266,255	169,921	30,617	6,684	11,548	—	485,025
Loss (gain) on disposal of operating assets	505	(1)	—	(1)	—	—	503
Corporate expenses	—	—	—	—	102,100	—	102,100
Operating income (loss)	$(958,975)	$(612,002)	$44,873	$(13,440)	$(113,648)	$—	$(1,653,192)
Intersegment revenue	$712	$1,835	$—	$—	$—	$(2,547)	$—
Capital expenditures	$119,730	$77,018	$5,781	$—	$6,886	$—	$209,415
2019
Revenue	$9,428,094	$1,545,189	$590,274	$3,162	$—	$(18,750)	$11,547,969
Direct operating expenses	7,857,437	514,169	114,326	—	—	(18,750)	8,467,182
Selling, general and administrative expenses	1,386,928	642,052	112,594	3,912	—	—	2,145,486
Depreciation and amortization	239,682	156,894	33,084	364	13,967	—	443,991
Loss (gain) on disposal of operating assets	(2,490)	116	—	—	1	—	(2,373)
Corporate expenses	—	—	—	—	168,839	—	168,839
Operating income (loss)	$(53,463)	$231,958	$330,270	$(1,114)	$(182,807)	$—	$324,844
Intersegment revenue	$6,672	$12,078	$—	$—	$—	$(18,750)	$—
Capital expenditures	$186,819	$105,246	$10,261	$—	$35,252	$—	$337,578
2018
Revenue	$8,770,031	$1,529,566	$503,968	$3,724	$—	$(19,489)	$10,787,800
Direct operating expenses	7,340,757	549,265	92,494	4,905	—	(19,489)	7,967,932
Selling, general and administrative expenses	1,248,346	634,829	97,540	16,313	—	—	1,997,028
Depreciation and amortization	206,772	143,551	30,779	817	4,610	—	386,529
Loss (gain) on disposal of operating assets	10,361	7	2	—	(1)	—	10,369
Corporate expenses	—	—	—	—	153,406	—	153,406
Operating income (loss)	$(36,205)	$201,914	$283,153	$(18,311)	$(158,015)	$—	$272,536
Intersegment revenue	$5,193	$14,296	$—	$—	$—	$(19,489)	$—
Capital expenditures	$129,129	$110,202	$7,541	$169	$15,273	$—	$262,314

The following table provides revenue and long-lived assets for our foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2020
Revenue	$194,177	$472,364	$666,541	$1,194,637	$1,861,178
Long-lived assets	$91,192	$184,679	$275,871	$825,543	$1,101,414
2019
Revenue	$838,940	$3,076,486	$3,915,426	$7,632,543	$11,547,969
Long-lived assets	$77,084	$186,265	$263,349	$854,583	$1,117,932
2018
Revenue	$793,596	$2,867,626	$3,661,222	$7,126,578	$10,787,800
Long-lived assets	$71,298	$128,001	$199,299	$747,294	$946,593

NOTE 16—SUBSEQUENT EVENT
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year beginning on July 15, 2021, and will mature on January 15, 2028. The proceeds were used to pay estimated fees of $8.0 million and repay $75.0 million aggregate principal amount of the Company’s senior secured term loan B facility, leaving approximately $417.0 million for general corporate purposes, including acquisitions and organic investment opportunities.
We may redeem some or all of the notes, at any time prior to January 15, 2024, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to January 15, 2024, at a price equal to 103.75% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after January 15, 2024 we may redeem some or all of the notes at any time at redemption prices specified in the Notes Indenture, plus any accrued and unpaid interest to the date of redemption.
We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries.

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
Based on their evaluation as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affect on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company, and our report dated March 1, 2021 expressed an unqualified opinion thereon.

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
March 1, 2021

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2020, 2019 and 2018 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2018	$32,755	$21,378	$(19,777)	$(131)	$34,225

Year ended December 31, 2019	$34,225	$24,419	$(7,968)	$(160)	$50,516

Year ended December 31, 2020	$50,516	$26,103	$(11,901)	$8,186	$72,904
_________________
(1) Foreign currency adjustments, acquisitions and miscellaneous adjustments. The year ended December 31, 2020 includes a $3.0 million cumulative-effect adjustment related to our adoption of the accounting guidance for current expected credit losses for financial assets measured at amortized cost.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2018	$596,437	$(8,845)	$—	$(56,950)	$530,642

Year ended December 31, 2019	$530,642	$8,536	$—	$128,064	$667,242

Year ended December 31, 2020	$667,242	$344,161	$—	$89,004	$1,100,407
________________________
(1) During 2020, 2019 and 2018, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2018 valuation allowance was also reduced for decreases in fully valued deferred tax assets, primarily United States foreign tax credits utilized to offset the transition tax liability under the provisions of the TCJA and declining net operating loss carryforwards due to improved profitability. The 2019 and 2020 valuation allowance increased due to increases in fully valued deferred tax assets, primarily net operating loss carryforwards.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
4.1	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.2	Description of Securities.					X
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.12	2/25/2016
10.8 §	Form Restricted Stock Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-K	001-32601	10.13	2/25/2016
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.14	2/25/2016
10.10 §	Form Restricted Stock Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-K	001-32601	10.15	2/25/2016
10.11 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.12 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017
10.13 §	Performance Share Award Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	10-K	001-32601	10.2	12/18/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.14 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017
10.15 §	Performance Share Award Agreement entered into December 19, 2017, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.2	12/20/2017
10.16 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017
10.17 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Elizabeth K. (Kathy) Willard.	8-K	001-32601	10.4	12/20/2017
10.18 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008
10.19 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009
10.20 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010
10.21 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017
10.22	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.23	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012
10.24	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.25	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.26	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.27	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018
10.28	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.29	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	8/5/2020
10.30	Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	11/5/2020
10.31	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012
10.32	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014
10.33	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014
10.34	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.35	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015
10.36	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015
10.37	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017
10.38	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017
10.39	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018
10.40	Eighth Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.38	2/27/2020
10.41	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014
10.42	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017
10.43	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017
10.44	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018
10.45	Third Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/27/2020
10.46	Fourth Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2020
10.47	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.48	First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-32601	10.45	2/27/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.49	Second Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	8/5/2020
10.50	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018
10.51	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.52	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.53	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.1	5/7/2020
10.54	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
14.1	Code of Business Conduct and Ethics.					X
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2021.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	March 1, 2021

/s/ Kathy Willard Kathy Willard	Chief Financial Officer	March 1, 2021

/s/ Brian Capo Brian Capo	Chief Accounting Officer	March 1, 2021

/s/ Maverick Carter Maverick Carter	Director	March 1, 2021

/s/ Ariel Emanuel Ariel Emanuel	Director	March 1, 2021

/s/ Ping Fu Ping Fu	Director	March 1, 2021

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	March 1, 2021

/s/ Chad Hollingsworth Chad Hollingsworth	Director	March 1, 2021

/s/ James S. Kahan James S. Kahan	Director	March 1, 2021

/s/ Gregory B. Maffei Gregory B. Maffei	Director	March 1, 2021

/s/ Randall T. Mays Randall T. Mays	Director	March 1, 2021

/s/ Mark S. Shapiro Mark S. Shapiro	Director	March 1, 2021

/s/ Dana Walden Dana Walden	Director	March 1, 2021