Form 10-Q
period 2021-03-31
Live Nation Entertainment, Inc.
filed 2021-05-06
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 29, 2021, there were 218,683,233 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,053,262 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$3,009,487	$2,537,787
Accounts receivable, less allowance of $70,330 and $72,904, respectively	467,792	486,734
Prepaid expenses	567,969	577,130
Restricted cash	7,970	8,652
Other current assets	42,880	39,465
Total current assets	4,096,098	3,649,768
Property, plant and equipment, net	1,064,171	1,101,414
Operating lease assets	1,381,812	1,424,223
Intangible assets
Definite-lived intangible assets, net	813,806	855,600
Indefinite-lived intangible assets	369,084	369,058
Goodwill	2,113,694	2,129,203
Long-term advances	672,449	668,756
Other long-term assets	408,528	391,281
Total assets	$10,919,642	$10,589,303
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$809,258	$744,096
Accounts payable	72,913	86,356
Accrued expenses	898,518	894,149
Deferred revenue	1,817,328	1,839,323
Current portion of long-term debt, net	37,275	53,415
Current portion of operating lease liabilities	111,252	107,147
Other current liabilities	69,203	72,083
Total current liabilities	3,815,747	3,796,569
Long-term debt, net	5,289,891	4,855,096
Long-term operating lease liabilities	1,408,413	1,445,674
Long-term deferred income taxes	170,622	170,759
Other long-term liabilities	364,699	182,508
Commitments and contingent liabilities
Redeemable noncontrolling interests	264,384	272,449
Stockholders' equity
Common stock	2,160	2,145
Additional paid-in capital	2,431,387	2,386,790
Accumulated deficit	(2,984,026)	(2,676,833)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(173,216)	(177,009)
Total Live Nation stockholders' equity	(730,560)	(471,772)
Noncontrolling interests	336,446	338,020
Total equity	(394,114)	(133,752)
Total liabilities and equity	$10,919,642	$10,589,303

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands except share and per share data)
Revenue	$290,609	$1,365,693
Operating expenses:
Direct operating expenses	133,966	873,820
Selling, general and administrative expenses	322,853	514,021
Depreciation and amortization	108,876	122,080
Loss on disposal of operating assets	138	130
Corporate expenses	27,948	28,312
Operating loss	(303,172)	(172,670)
Interest expense	70,830	43,999
Interest income	(1,149)	(4,473)
Equity in earnings of nonconsolidated affiliates	(581)	(2,572)
Gain from sale of investments in nonconsolidated affiliates	(55,933)	(3,555)
Other expense (income), net	(6)	8,183
Loss before income taxes	(316,333)	(214,252)
Income tax expense (benefit)	6,389	(3,330)
Net loss	(322,722)	(210,922)
Net loss attributable to noncontrolling interests	(15,529)	(26,138)
Net loss attributable to common stockholders of Live Nation	$(307,193)	$(184,784)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(1.44)	$(0.94)

Weighted average common shares outstanding:
Basic and diluted	214,531,958	211,048,294

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(307,193)	$(184,784)
Accretion of redeemable noncontrolling interests	(916)	(14,540)
Basic and diluted net loss available to common stockholders of Live Nation	$(308,109)	$(199,324)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net loss	$(322,722)	$(210,922)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	15,096	(30,831)
Realized loss on cash flow hedge	1,916	—
Foreign currency translation adjustments	(13,219)	(82,782)
Comprehensive loss	(318,929)	(324,535)
Comprehensive loss attributable to noncontrolling interests	(15,529)	(26,138)
Comprehensive loss attributable to common stockholders of Live Nation	$(303,400)	$(298,397)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	40,017	—	—	—	—	40,017	—
Common stock issued under stock plans, net of shares withheld for employee taxes	566,285	5	(19,949)	—	—	—	—	(19,944)	—
Exercise of stock options	994,273	10	25,784	—	—	—	—	25,794	—
Purchases of noncontrolling interests	—	—	(500)	—	—	—	—	(500)	—
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(916)	—	—	—	—	(916)	916
Contributions received	—	—	—	—	—	—	1,722	1,722	—
Cash distributions	—	—	—	—	—	—	(4,477)	(4,477)	(1,139)
Comprehensive loss:
Net loss	—	—	—	(307,193)	—	—	(7,687)	(314,880)	(7,842)
Unrealized gain on cash flow hedge	—	—	—	—	—	15,096	—	15,096	—
Realized loss on cash flow hedge	—	—	—	—	—	1,916	—	1,916	—
Foreign currency translation adjustments	—	—	—	—	—	(13,219)	—	(13,219)	—
Balances at March 31, 2021	216,027,546	$2,160	$2,431,387	$(2,984,026)	$(6,865)	$(173,216)	$336,446	$(394,114)	$264,384

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	11,741	—	—	—	—	11,741	—
Common stock issued under stock plans, net of shares withheld for employee taxes	262,170	2	(7,448)	—	—	—	—	(7,446)	—
Exercise of stock options	310,507	3	6,453	—	—	—	—	6,456	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,330	—	—	—	—	33,330	—
Acquisitions	—	—	—	—	—	—	31,165	31,165	11,148
Purchases of noncontrolling interests	—	—	(6,485)	—	—	—	(1,032)	(7,517)	(6,411)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(14,540)	—	—	—	—	(14,540)	14,540
Contributions received	—	—	—	—	—	—	76	76	—
Cash distributions	—	—	—	—	—	—	(4,768)	(4,768)	(10,345)
Other	—	—	—	—	—	—	56	56	—
Comprehensive loss:
Net loss	—	—	—	(184,784)	—	—	(11,314)	(196,098)	(14,824)
Unrealized loss on cash flow hedge	—	—	—	—	—	(30,831)	—	(30,831)	—
Foreign currency translation adjustments	—	—	—	—	—	(82,782)	—	(82,782)	—
Balances at March 31, 2020	211,834,739	$2,118	$2,260,509	$(1,137,082)	$(6,865)	$(259,326)	$371,478	$1,230,832	$443,606

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(322,722)	$(210,922)
Reconciling items:
Depreciation	56,975	57,844
Amortization	51,901	64,236
Amortization of non-recoupable ticketing contract advances	10,621	18,811
Amortization of debt issuance costs and discounts	9,196	6,871
Non-cash compensation expense	40,017	11,732
Loss (gain) on sale of investments in nonconsolidated affiliates	(53,899)	1,192
Other, net	(6,519)	(19,439)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease in accounts receivable	21,861	227,913
Decrease (increase) in prepaid expenses and other assets	4,704	(207,157)
Decrease in accounts payable, accrued expenses and other liabilities	(39,044)	(316,204)
Increase in deferred revenue	301,483	996,798
Net cash provided by operating activities	74,574	631,675
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(10,784)	(10,688)
Collections of notes receivable	884	10,218
Investments made in nonconsolidated affiliates	(5,506)	(5,679)
Purchases of property, plant and equipment	(23,763)	(84,563)
Cash paid for acquisitions, net of cash acquired	(6,132)	(32,508)
Purchases of intangible assets	(5,495)	(206)
Proceeds from sale of investments in nonconsolidated affiliates	60,308	—
Other, net	596	1,055
Net cash provided by (used in) investing activities	10,108	(122,371)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	501,366	419,418
Payments on long-term debt	(80,316)	(6,032)
Distributions to noncontrolling interests	(5,616)	(15,114)
Purchases and sales of noncontrolling interests, net	(3,273)	(14,030)
Proceeds from exercise of stock options	25,794	6,456
Taxes paid for net share settlement of equity awards	(19,944)	(7,445)
Other, net	(994)	(831)
Net cash provided by financing activities	417,017	382,422
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(30,681)	(84,257)
Net increase in cash, cash equivalents, and restricted cash	471,018	807,469
Cash, cash equivalents and restricted cash at beginning of period	2,546,439	2,474,242
Cash, cash equivalents and restricted cash at end of period	$3,017,457	$3,281,711

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
The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.
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
Due to the unprecedented stoppage of our concert and other events globally beginning in mid-March 2020 resulting from the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020 and do not expect any quarter in 2021 will follow our typical seasonality trends.
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
Included in the March 31, 2021 and December 31, 2020 cash and cash equivalents balance is $724.4 million and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts are included in accounts payable, client accounts.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which we own more than 20% of the common stock or otherwise exercise significant influence over an affiliate are accounted for under the equity method. We review the value of equity method investments and record impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If we obtain control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, we remeasure our investment to fair value first and then apply the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations. At March 31, 2021 and December 31, 2020, we had investments in nonconsolidated affiliates of $162.5 million and $170.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of March 31, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2021.
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

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC
The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our business. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position.
Operating Results
Our first quarter results were materially impacted by these necessary actions. Our overall revenue for the first quarter of 2021 decreased by 79% to $290.6 million as compared to the same period of the prior year. The revenue reduction was primarily in our Concerts and Ticketing segments as a result of few shows occurring globally beginning in the last half of March 2020 and low ticket sales for future shows during the same period.
The event-related deferred revenue for our Concerts segment, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by March 31, 2021 for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first three months of 2021 have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $89.0 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after March 31, 2022 totaled $229.8 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment during the first three months of 2021 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.

NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our live events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements with terms ranging from 5 to 25 years. Many of our definite-lived intangible assets are based on revenue-generating contracts, and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses, and these businesses are experiencing similar impacts to their operations, in line with what we are experiencing as a result of the pandemic. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets, which are discussed below.
The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels until early in the second half of 2021 led by outdoor events and festivals in the United States and United Kingdom. We expect that most larger venues will reopen and global tours will resume in the second half of 2021 and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets and, as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain. As a result, the underlying assumptions used in our impairment assessments could change, resulting in future impairment charges.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	March 31,	December 31,
	2021	2020
	(in thousands)
Land, buildings and improvements	$1,246,345	$1,239,696
Computer equipment and capitalized software	904,791	887,637
Furniture and other equipment	425,888	424,363
Construction in progress	134,829	151,830
	2,711,853	2,703,526
Less: accumulated depreciation	1,647,682	1,602,112
	$1,064,171	$1,101,414

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2021:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2020:
Gross carrying amount	$496,074	$578,664	$147,956	$150,344	$72,283	$17,413	$1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	349,677	300,954	96,032	76,740	26,484	5,713	855,600
Gross carrying amount:
Acquisitions—current year	520	—	—	—	9,782	2,477	12,779
Acquisitions—prior year	5,366	—	—	—	—	—	5,366
Foreign exchange	(1,579)	(9,166)	(945)	(1,356)	(98)	(8)	(13,152)
Other (2)	(15,360)	(1,250)	—	(7)	(7,618)	320	(23,915)
Net change	(11,053)	(10,416)	(945)	(1,363)	2,066	2,789	(18,922)
Accumulated amortization:
Amortization	(21,669)	(16,043)	(3,618)	(4,180)	(5,231)	(1,160)	(51,901)
Foreign exchange	1,330	3,130	120	228	70	1	4,879
Other (2)	15,360	1,239	3	50	7,589	(91)	24,150
Net change	(4,979)	(11,674)	(3,495)	(3,902)	2,428	(1,250)	(22,872)
Balance as of March 31, 2021:
Gross carrying amount	485,021	568,248	147,011	148,981	74,349	20,202	1,443,812
Accumulated amortization	(151,376)	(289,384)	(55,419)	(77,506)	(43,371)	(12,950)	(630,006)
Net	$333,645	$278,864	$91,592	$71,475	$30,978	$7,252	$813,806
______________

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
The 2021 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	5
Non-compete agreements	2
All categories	3

The current year acquisitions amount above for technology intangibles includes software licenses acquired in the normal course of business.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the three months ended March 31, 2021 and 2020, we reviewed the carrying value of certain definite-lived intangible assets that management determined had an indicator that future operating cash flows may not support their carrying value, as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value.

For the three months ended March 31, 2021, there were no significant impairment charges. For the three months ended March 31, 2020, we recorded impairment charges related to definite-lived intangible assets of $10.1 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value.
Amortization of definite-lived intangible assets for the three months ended March 31, 2021 and 2020 was $51.9 million and $64.2 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
We review goodwill for impairment annually, as of October 1. As such, we completed our annual review in the fourth quarter of 2020 and, as reported in our December 31, 2020 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units.
The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues beginning in mid-March 2020. As such actions will continue to have a material impact on our cash flows during the suspension of operations, we have performed qualitative and sensitivity reviews to assess as of March 31, 2021 whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value. These qualitative and sensitivity reviews included discounted cash flow model sensitivity analyses, and a consideration of the impact from changes in financial forecasts, discount rates and carrying values. The conclusion for all reporting units was that no impairment trigger existed that would require a further quantitative analysis during the three months ended March 31, 2021. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments, resulting in future impairment charges.
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2020:
Goodwill	$1,318,273	$782,559	$463,734	$2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	882,910	782,559	463,734	2,129,203

Acquisitions—current year	532	—	—	532
Acquisitions—prior year	(1,815)	(3,740)	419	(5,136)
Foreign exchange	(2,980)	(3,673)	(4,252)	(10,905)

Balance as of March 31, 2021:
Goodwill	1,314,010	775,146	459,901	2,549,057
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$878,647	$775,146	$459,901	$2,113,694

We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
During the three months ended March 31, 2021, we sold certain investments in nonconsolidated affiliates for $60.3 million in cash plus $6.8 million in deferred purchase price consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $55.9 million.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating lease cost	$55,299	$62,128
Variable and short-term lease cost	9,453	12,522
Sublease income	(2,282)	(4,151)
Net lease cost	$62,470	$70,499

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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$58,914	$58,908
Lease assets obtained in exchange for lease obligations, net of terminations	$6,771	$55,042

Future maturities of our operating lease liabilities at March 31, 2021 are as follows:

(in thousands)
April 1 - December 31, 2021	$135,266
2022	199,696
2023	199,743
2024	182,932
2025	171,636
Thereafter	1,464,421
Total lease payments	2,353,694
Less: Interest	834,029
Present value of lease liabilities	$1,519,665

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	13.8	13.9
Weighted average discount rate	6.43%	6.31%

As of March 31, 2021, we have additional operating leases that have not yet commenced, with total lease payments of $217.4 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2021 to June 2030, with lease terms ranging from 1 to 20 years.
In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended certain of our lease agreements and are continuing negotiations with certain of our landlords for deferral or abatement of fixed rent payments. These lease concessions are not expected to substantially increase our obligations under the respective lease agreements.

Therefore, we have elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in our lease agreements as clarified by the FASB rather than applying the lease modification guidance.

NOTE 5—LONG-TERM DEBT
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. A portion of the proceeds were used to pay estimated fees of $7.7 million and repay $75.0 million aggregate principal amount of the Company’s senior secured term loan B facility, leaving approximately $417.3 million for general corporate purposes, including acquisitions and organic investment opportunities.
Long-term debt, which includes finance leases, consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$860,940	$938,125
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
Other long-term debt	118,882	125,226
Total principal amount	5,454,822	5,038,351
Less unamortized discounts and debt issuance costs	(127,656)	(129,840)
Total long-term debt, net of unamortized discounts and debt issuance costs	5,327,166	4,908,511
Less: current portion	37,275	53,415
Total long-term debt, net	$5,289,891	$4,855,096

Future maturities of long-term debt at March 31, 2021 are as follows:

(in thousands)
April 1, 2021 - December 31, 2021	$31,125
2022	576,441
2023	44,880
2024	988,895
2025	38,445
Thereafter	3,775,036
Total	$5,454,822

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

3.75% Senior Secured Notes due 2028
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

NOTE 6—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	March 31, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$379,076	$—	$379,076	$282,696	$—	$282,696

Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2021	December 31, 2020
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,330,212	$1,340,688
3.75% Senior Secured Notes due 2028	$493,160	$—
4.75% Senior Notes due 2027	$954,978	$970,872
4.875% Senior Notes due 2024	$584,568	$581,480
5.625% Senior Notes due 2026	$308,853	$307,785
2.5% Convertible Senior Notes due 2023	$768,625	$720,764
2.0% Convertible Senior Notes due 2025	$440,368	$425,172

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

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
		(in thousands)
2020
Definite-lived intangible assets, net	$7,390	$—	$—	$7,390	$10,068

For the three months ended March 31, 2021, there were no significant impairment charges. During the three months ended March 31, 2020, we recorded impairment charges related to definite-lived intangible assets of $10.1 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, primarily as a result of the expected impacts from the global COVID-19 pandemic for both periods. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

NOTE 7—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Consumer Class Actions
The following putative class action lawsuits were filed against Live Nation and/or Ticketmaster in Canada: Thompson-Marcial v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); and Gomel v. Live Nation Entertainment, Inc., et al. (Supreme Court of British Columbia, Vancouver Registry, filed October 2018). Similar putative class actions were filed in the United States during the same time period, but as of November 2020, each of the lawsuits filed in the United States has been dismissed with prejudice.
The Canadian lawsuits make similar factual allegations that Live Nation and/or Ticketmaster engage in conduct that is intended to encourage the resale of tickets on secondary ticket exchanges at elevated prices. Based on these allegations, each plaintiff asserts violations of different provincial and federal laws. Each plaintiff also seeks to represent a class of individuals who purchased tickets on a secondary ticket exchange, as defined in each plaintiff’s complaint. The Watch complaint also makes claims related to Ticketmaster’s fee display practices on the primary market. The complaints seek a variety of remedies, including unspecified compensatory damages, punitive damages, restitution, injunctive relief and attorneys’ fees and costs.
The McPhee matter is stayed pending the outcome of the Watch matter, and the Thompson-Marcial, Watch, and Gomel cases are in the class certification phase. In April 2021, the court in the Gomel lawsuit refused to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages, but the court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 30, 2015 through April 15, 2021 that were initially purchased on Ticketmaster.ca. Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and we believe that the potential liability, if any, will not have a material adverse effect on our financial position, cash flows or results of operations. Further, we do not currently believe that the claims asserted in these lawsuits have merit, and considerable uncertainty exists regarding any monetary damages that will be asserted against us. We continue to vigorously defend these actions.
CIE Arbitration
In July 2019, Ticketmaster New Ventures, S. de R.L. de C.V. (“TNV”), an indirect wholly-owned subsidiary of LNE, entered into agreements with Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”) and Grupo Televisa, S.A.B. (“TV”) to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of CIE. We made our initial concentration notice filings with the regulatory authorities in Mexico in late August 2019 and received approval for the transaction in mid-April 2020. CIE shareholders approved the acquisition in September 2019. In May 2020, we notified CIE that we were terminating our agreement with it as a result of CIE’s failure to comply with its contractual obligation to continue operating the target companies in the ordinary course of business and the occurrence of a material adverse effect (as that term is defined in the CIE purchase agreement). We simultaneously notified TV that we were terminating our agreement with it, which agreement may be terminated if the agreement with CIE is terminated for any reason. On May 25, 2020, TNV commenced binding arbitration proceedings, in New York, New York, before the International Court of Arbitration of the International Chamber of Commerce, seeking a declaratory judgment that it properly terminated the CIE purchase agreement and that any obligations thereunder are excused on the grounds set forth above, among others. On July 30, 2020, CIE filed its response to TNV’s claims, asserting, among other things, that CIE did not breach its obligation to continue operating the target companies in the ordinary course of business and that no material adverse effect (as that term is defined in the CIE purchase agreement) has occurred, and CIE joined LNE as a party to the arbitration proceedings as a joint obligor under the CIE purchase agreement. CIE is seeking specific performance to require us to proceed with closing under the CIE purchase agreement and damages in an unspecified amount arising from our alleged failure to timely close. The matter has been assigned to a panel of arbitrators and a hearing has been scheduled to commence in March 2022. We intend to vigorously defend these claims.

NOTE 8—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2021:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2020	$(31,587)	$(145,422)	$(177,009)
Other comprehensive income (loss) before reclassifications	15,096	(13,219)	1,877
Amount reclassified from AOCI	1,916	—	1,916
Net other comprehensive income (loss)	17,012	(13,219)	3,793
Balance at March 31, 2021	$(14,575)	$(158,641)	$(173,216)

Earnings Per Share
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2021 and 2020, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.
The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2021	2020
Options to purchase shares of common stock	8,334,027	11,050,847
Restricted stock and deferred stock—unvested	3,066,145	3,794,490
Conversion shares related to the convertible senior notes	11,864,035	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	23,264,207	26,709,372

NOTE 9—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Beginning in mid-March 2020, we ceased all of our tours and closed our venues to support global efforts at social distancing to mitigate the spread of the virus, and to comply with restrictions put in place by various governmental entities.
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events are being rescheduled to dates later in 2021 or 2022. For events that have been cancelled as of March 31, 2021, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by allocating our event-related deferred revenue based on where we estimated that the affected events were in the refund process as of March 31, 2021, and applying a venue-specific refund take rate. The venue-specific refund take rates were based on the refunds we have issued since we ceased all our tours and closed our venues in mid-March 2020 through the end of the current reporting period.
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
For our Sponsorship & Advertising segment, the impact is partially a delay in the timing of revenue recognition due to our concert events being rescheduled, our venues being closed along with the limited number of events currently available for sale on our websites. In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended or are continuing negotiations with certain of our sponsors to either provide additional benefits when our venues reopen and our concert events resume or extend the term of the agreement with no additional benefits to the sponsor.
Concerts
Concerts revenue, including intersegment revenue, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total Concerts Revenue	$239,416	$993,393
Percentage of consolidated revenue	82.4%	72.7%

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

Ticketing
Ticketing revenue, including intersegment revenue, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total Ticketing Revenue	$28,322	$284,277
Percentage of consolidated revenue	9.7%	20.8%

Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and the impact of any cancellations of events that occurred during the period up to the time of filing these consolidated financial statements.
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
At March 31, 2021 and December 31, 2020, we had ticketing contract advances of $64.1 million and $63.5 million, respectively, recorded in prepaid expenses and $82.6 million and $87.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $10.6 million and $18.8 million for the three months ended March 31, 2021 and 2020, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Total Sponsorship & Advertising Revenue	$22,647	$90,261
Percentage of consolidated revenue	7.8%	6.6%

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
At March 31, 2021, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.1 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 22%, 31%, 16% and 31% of this revenue in the remainder of 2021, 2022, 2023 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $1.8 billion and $1.4 billion at December 31, 2020 and 2019, respectively.
The table below summarizes the amount of the December 31 current deferred revenue recognized during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Concerts	$37,824	$260,859
Ticketing	4,421	16,708
Sponsorship & Advertising	5,583	13,490
Other & Corporate	—	1,475
	$47,828	$292,532

As of March 31, 2021, approximately 68.2% of the current deferred revenue balance from December 31, 2020 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue. In addition, as of March 31, 2021, approximately 4.6% of the current deferred revenue balance from December 31, 2020 has been or is expected to be refunded to fans as the corresponding events have been cancelled or refunds were or are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. Our long-term deferred revenue balance has increased as events have been rescheduled into the second and third quarters of 2022 in markets still experiencing impacts from the global COVID-19 pandemic. We had long-term deferred revenue of $294.1 million and $88.6 million at March 31, 2021 and December 31, 2020, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 10—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Selling, general and administrative expenses	$28,074	$4,963
Corporate expenses	11,943	6,769
Total	$40,017	$11,732

The increase in stock-based compensation expense for the three months ended March 31, 2021 as compared to the same period of the prior year is primarily due to the issuance of restricted stock awards in late 2020 that vested in the first quarter of 2021.

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
The following table presents the results of operations for our reportable segments for the three months ended March 31, 2021 and 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2021
Revenue	$239,416	$28,322	$22,647	$815	$—	$(591)	$290,609
Direct operating expenses	113,904	17,832	2,821	—	—	(591)	133,966
Selling, general and administrative expenses	207,847	94,668	19,103	1,235	—	—	322,853
Depreciation and amortization	62,886	36,478	7,164	11	2,337	—	108,876
Loss on disposal of operating assets	138	—	—	—	—	—	138
Corporate expenses	—	—	—	—	27,948	—	27,948
Operating loss	$(145,359)	$(120,656)	$(6,441)	$(431)	$(30,285)	$—	$(303,172)
Intersegment revenue	$591	$—	$—	$—	$—	$(591)	$—
Capital expenditures	$6,653	$9,675	$1,160	$—	$1,449	$—	$18,937
Three Months Ended March 31, 2020
Revenue	$993,393	$284,277	$90,261	$796	$—	$(3,034)	$1,365,693
Direct operating expenses	750,905	104,413	21,536	—	—	(3,034)	873,820
Selling, general and administrative expenses	331,276	157,546	22,987	2,212	—	—	514,021
Depreciation and amortization	72,216	38,176	7,512	53	4,123	—	122,080
Loss on disposal of operating assets	127	2	—	1	—	—	130
Corporate expenses	—	—	—	—	28,312	—	28,312
Operating income (loss)	$(161,131)	$(15,860)	$38,226	$(1,470)	$(32,435)	$—	$(172,670)
Intersegment revenue	$1,233	$1,801	$—	$—	$—	$(3,034)	$—
Capital expenditures	$48,871	$22,167	$1,292	$—	$3,442	$—	$75,772

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2020 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, such as, for example, the risks and uncertainties posed by the global COVID-19 pandemic, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

Impact of the Global COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our business. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position.

Operating Results
Our first quarter results were materially impacted by these necessary actions. Our overall revenue for the first quarter of 2021 decreased by 79% to $290.6 million as compared to the same period of the prior year. The revenue reduction was primarily in our Concerts and Ticketing segments as a result of few shows occurring globally beginning in the last half of March 2020 and low ticket sales for future shows during the same period.
The revenue recognized in our Concerts segment in 2020 included the results of the shows that occurred prior to the stoppage of events in mid-March. We had a limited number of shows in the first quarter of 2021, largely in Australia, New Zealand and the United States. Our event-related deferred revenue for Concerts, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by March 31, 2021, for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first three months of 2021 have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $89.0 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after March 31, 2022 totaled $229.8 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment during the first three months of 2021 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts business where our promoters control the ticketing. Revenue in the period has been reduced by refunds given during the period. In addition, revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.
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
Cash and available liquidity
We currently have approximately $963.6 million available for future borrowings under our senior secured credit facility, including $400 million in undrawn term loan A capacity and $563.6 million in available revolver capacity, net of outstanding letters of credit. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs. Additionally, our senior secured credit facility has a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021, when we will revert to a net leverage covenant. We believe these allow us the flexibility to manage our business through the disruption that we continue to experience into 2021.
As of March 31, 2021, our total cash and cash equivalents balance was $3.0 billion, which included $724.4 million of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $963.6 million, gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the shift of shows into the second half of 2021 and 2022, we expect this number to remain above seasonally normal levels throughout the first half of 2021.
Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of March 31, 2021. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.

Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we have implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60% during 2020. We began eliminating the salary reductions in January 2021 and expect to have salaries fully restored during the second quarter. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
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
Health and Safety and Planning for a Return to Business
We are currently planning for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear guidance that the time is right to do so, and then in appropriate numbers with expanded cleaning and any social distancing or other regulations. Similarly, we are planning for the resumption of concerts when the time is right. We will let the facts and science tell us when we should start putting on concerts again. We recognize the experience at our venues will change when concerts start back up, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. Recent fan surveys indicate that the demand will be there when the shows return, with 95% of fans expecting to attend concerts again once the pandemic is over. We expect the re-opening of concerts will happen on a market by market basis, and given we operate in 46 countries globally, the timelines will vary from now to not for several months or beyond. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We currently do not anticipate a significant change in activity levels until early in the second half of 2021 led by outdoor events and festivals in the United States and United Kingdom. We expect that most global tours will resume and larger venues will reopen in the second half of 2021 and that the underlying business will begin generating operating income once again.
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

Executive Overview

Due to the global COVID-19 pandemic, we ceased all Live Nation tours and closed all our venues beginning in mid-March 2020 to support worldwide efforts to mitigate the spread of the virus. To ensure the safety of our artists, fans, and employees, we have held very few traditional events since the onset of this global health crisis, including during the first quarter of 2021. Our results for the first quarter of 2020 were very strong prior to the shutdown, and as a result, our year-over-year variances for the first quarter of 2021 against that period are almost entirely due to COVID-19’s impact on our business. Fortunately, while the effects of the pandemic are still impacting our operations, we are beginning to see pockets of recovery, particularly in the United States and United Kingdom. If these trends continue, we anticipate favorable year-over-year results in the second half of this year.
Our overall revenue for the first quarter of 2021 decreased by 79%, from $1.4 billion in 2020 to $291 million in 2021. The reduction was largely in our Concerts and Ticketing segments as a result of minimal show activity in the quarter and lower ticket sales for future shows due to the pandemic. Our operating loss grew from $173 million in the first quarter of 2020 to $303 million in the first quarter of 2021 also due to the lack of shows and ticket sales, however the lost revenue was partially offset by cost reductions we implemented starting in the second quarter of last year.
While the unparalleled disruption of the pandemic has had a material impact on our business, as the leading global live event and ticketing company, we firmly believe that we are well-positioned to provide the best service to artists, teams, fans and venues as business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience. As the vaccine rollout has accelerated in the United States and COVID-19 statistics improve, we have begun to see a ramp up of venues reopening, shows confirming to occur later this year and on-sales increasing. While other parts of the world may be further behind on their path to re-opening, we are actively taking steps to ensure that when the time is right for us to do so in each market, we will be ready to move quickly and responsibly to connect audiences to artists at the concerts they cherish.
Our Concerts segment revenue for the first quarter of 2021 was $239 million, compared to $993 million for 2020, a reduction of 76%. The unfavorable revenue results were almost entirely due to the impact of the global COVID-19 pandemic. Our operating loss for the quarter was $145 million compared to an operating loss of $161 million for the first quarter of last year. The improvement was primarily due to cost savings that exceeded the impact of our lost business. While we had 10.4 million fans attend our events in the first 10 weeks of 2020, we had 760 thousand fans for the first quarter of 2021, largely in Australia, New Zealand and the United States. Towards the end of this quarter, we began to see encouraging signs of recovery including that our Bonnaroo festival to be held in Tennessee in September 2021 broke all historical sales records. While we had no venues open at the beginning of the year in the United States, we now have 23% of our United States venues either open or confirmed to open soon. Our Reading and Leeds festivals as well as Creamfields in the United Kingdom have also sold out while Rhythm & Vines, New Zealand's premier multi-day music festival, had record presales in January 2021.
Our Ticketing segment revenue for the first quarter of 2021 was $28 million, compared to $284 million for the first quarter of last year, a reduction of 90% driven by a lack of ticket sales, partially offset by lower refunds year-over-year for shows that were cancelled or rescheduled. Our operating loss for the quarter was $121 million compared to an operating loss of $16 million for the first quarter of last year. The decline in operating results was largely driven by the lack of ticket sales, partially offset by cost savings. A total of 3.0 million tickets were refunded in the quarter, equating to just slightly over $260 million of gross transaction value. This was our lowest quarter for refunds since the pandemic began. To compare, we refunded 10.7 million tickets in the second quarter of 2020, equating to over $1.1 billion of gross transaction value – our highest refund quarter to date. We have recently seen ticket sales begin to rebound, particularly in the United States and United Kingdom.
Our Sponsorship & Advertising segment revenue for the first quarter of 2021 was $23 million, compared to $90 million for the first quarter of last year, a reduction of 75%. Despite the lack of live events, we have still been able to engage our fans and brand partners with streaming events for some of our most popular brands including Insomniac and Rolling Loud in the first quarter of 2021. Our operating loss for the quarter was $6 million compared to operating income of $38 million for the first quarter of last year. As with Concerts and Ticketing, the reduction in revenue-generating activity has been partially offset by cost reductions.
Even as we begin to see signs of sales returning and events happening in some markets, we continue to be focused on mitigating the financial impact of the shutdown. We have undertaken cost-savings initiatives across the organization and are also protecting our liquidity by tightly managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain in most of the world. The magnitude and pace of the recovery will depend on each market and their containment efforts, the nature of the events being held, ongoing efforts to develop rapid testing technologies and rollout of approved vaccines and treatments for COVID-19. We remain optimistic about the long-term potential of our company and the unique power of live shows to unite people. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage through the global COVID-19 pandemic and its impact on live events and provides us the flexibility to scale up quickly when our shows resume.

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

Key Operating Metrics

	Three Months Ended March 31,
	2021	2020
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	300	4,772
International	364	2,323
Total estimated events	664	7,095
Estimated fans:
North America	331	5,729
International	429	4,677
Total estimated fans	760	10,406
Ticketing (2)
Estimated number of fee-bearing tickets sold	6,581	36,204
Estimated number of non-fee-bearing tickets sold	10,556	55,254
Total estimated tickets sold	17,137	91,458
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements. Fee-bearing tickets sold above are net of refunds of 3.0 million and 7.3 million tickets for the first quarter of March 31, 2021 and 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2021
Concerts	$(145,359)	$17,475	$138	$62,886	$—	$(9,679)	$(74,539)
Ticketing	(120,656)	7,806	—	36,478	12,423	1,197	(62,752)
Sponsorship & Advertising	(6,441)	2,793	—	7,164	—	—	3,516
Other and Eliminations	(431)	—	—	11	(1,802)	—	(2,222)
Corporate	(30,285)	11,943	—	2,337	—	258	(15,747)
Total	$(303,172)	$40,017	$138	$108,876	$10,621	$(8,224)	$(151,744)
Three Months Ended March 31, 2020
Concerts	$(161,131)	$2,360	$127	$72,216	$—	$(1,745)	$(88,173)
Ticketing	(15,860)	1,731	2	38,176	20,220	722	44,991
Sponsorship & Advertising	38,226	872	—	7,512	—	—	46,610
Other and Eliminations	(1,470)	—	1	53	(1,409)	—	(2,825)
Corporate	(32,435)	6,769	—	4,123	—	410	(21,133)
Total	$(172,670)	$11,732	$130	$122,080	$18,811	$(613)	$(20,530)

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands)
Revenue	$239,416	$993,393	(76)%
Direct operating expenses	113,904	750,905	(85)%
Selling, general and administrative expenses	207,847	331,276	(37)%
Depreciation and amortization	62,886	72,216	(13)%
Loss on disposal of operating assets	138	127	*
Operating loss	$(145,359)	$(161,131)	10%
Operating margin	(60.7%)	(16.2%)
AOI **	$(74,539)	$(88,173)	15%
AOI margin **	(31.1%)	(8.9%)
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Concerts revenue decreased $754.0 million during the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to the unprecedented stoppage of our concert events globally in 2020 and 2021. Due to the global COVID-19 pandemic, beginning in mid-March 2020, we ceased all of our tours, closed our venues and cancelled or postponed our festivals to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities.
Operating results
The increase in Concerts operating results for the three months ended March 31, 2021 as compared to the same period of the prior year, was primarily driven by cost reduction measures implemented in the second quarter of 2020 and continuing in 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally. In addition, we recorded a $10.1 million impairment charge in the first quarter of 2020 primarily associated with revenue-generating contract intangible assets. There were no significant impairments recorded for the three months ended March 31, 2021. This increase in operating results was partially offset by the reduction in revenue caused by the global COVID-19 pandemic discussed above.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands)
Revenue	$28,322	$284,277	(90)%
Direct operating expenses	17,832	104,413	(83)%
Selling, general and administrative expenses	94,668	157,546	(40)%
Depreciation and amortization	36,478	38,176	(4)%
Loss on disposal of operating assets	—	2	*
Operating loss	$(120,656)	$(15,860)	*
Operating margin	*	(5.6%)
AOI **	$(62,752)	$44,991	*
AOI margin **	*	15.8%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Ticketing revenue decreased $256.0 million during the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to the lack of tickets available for sale to the public driven by the unprecedented stoppage of concerts, sports and other events globally beginning in mid-March 2020 and continuing in 2021 due to the global COVID-19 pandemic.
Operating results
The decrease in Ticketing operating results for the three months ended March 31, 2021 as compared to the same period of the prior year, was primarily driven by the reduction of revenue caused by the global COVID-19 pandemic discussed above. This decrease was partially offset by cost reduction measures implemented in the second quarter of 2020 and continuing in 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2021	2020
	(in thousands)
Revenue	$22,647	$90,261	(75)%
Direct operating expenses	2,821	21,536	(87)%
Selling, general and administrative expenses	19,103	22,987	(17)%
Depreciation and amortization	7,164	7,512	(5)%
Operating income (loss)	$(6,441)	$38,226	*
Operating margin	(28.4%)	42.4%
AOI **	$3,516	$46,610	(92)%
AOI margin **	15.5%	51.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue decreased $67.6 million during the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to a reduction in sponsorship revenue associated with our venues, festivals and lack of online activity as ticket sales declined driven by the unprecedented stoppage of events beginning in mid-March 2020 and continuing in 2021 due to the global COVID-19 pandemic.
Operating results
The decrease in Sponsorship & Advertising operating income for the three months ended March 31, 2021 as compared to the same period of the prior year, was primarily driven by the reduction in revenue caused by the global COVID-19 pandemic discussed above.

Three Months

	Three Months Ended March 31,				% Change
	2021			2020
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$290,609	$(8,630)	$281,979	$1,365,693	(79)%	(79)%
Operating expenses:
Direct operating expenses	133,966	(4,488)	129,478	873,820	(85)%	(85)%
Selling, general and administrative expenses	322,853	(6,683)	316,170	514,021	(37)%	(38)%
Depreciation and amortization	108,876	(1,976)	106,900	122,080	(11)%	(12)%
Loss on disposal of operating assets	138	(2)	136	130	6%	5%
Corporate expenses	27,948	(12)	27,936	28,312	(1)%	(1)%
Operating loss	(303,172)	$4,531	$(298,641)	(172,670)	(76)%	(73)%
Operating margin	*		*	(12.6%)
Interest expense	70,830			43,999
Interest income	(1,149)			(4,473)
Equity in earnings of nonconsolidated affiliates	(581)			(2,572)
Gain from sale of investments in nonconsolidated affiliates	(55,933)			(3,555)
Other expense (income), net	(6)			8,183
Loss before income taxes	(316,333)			(214,252)
Income tax expense (benefit)	6,389			(3,330)
Net loss	(322,722)			(210,922)
Net loss attributable to noncontrolling interests	(15,529)			(26,138)
Net loss attributable to common stockholders of Live Nation	$(307,193)			$(184,784)
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Interest expense
Interest expense increased $26.8 million, or 61%, during the three months ended March 31, 2021 as compared to the same period of the prior year due to additional interest costs from the issuance of our 2.0% convertible senior notes in February 2020, the issuance of our 6.5% senior secured notes in May 2020 and the issuance of our 3.75% senior secured notes in January 2021.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates increased $52.4 million during the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to the sale of certain cost basis investments during the first three months of 2021.
Income tax expense (benefit)
For the three months ended March 31, 2021, we had a net tax expense of $6.4 million on a loss before income taxes of $316.3 million compared to net tax benefit of $3.3 million on loss before income taxes of $214.3 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, the income tax expense consisted of $4.4 million related to foreign entities, $1.7 million related to United States federal taxes, and $0.3 million related to state and local income taxes. The net increase in tax expense of $9.7 million was primarily due to unbenefited losses in certain non-United States jurisdictions and other discrete tax adjustments recorded in the first quarter of 2021.

Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic has had on our business, and the uncertainty of the duration of current conditions globally, we have taken certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which, among other things, substitutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025, in May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and in January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. As a result, we believe these amendments and additional debt issuances will allow us the flexibility to manage our business through the disruption we expect to experience in 2021 until we are able to resume our operations.
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
Our balance sheet reflects cash and cash equivalents of $3.0 billion at March 31, 2021 and $2.5 billion at December 31, 2020. Included in the March 31, 2021 and December 31, 2020 cash and cash equivalents balances are $724.4 million and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $919.2 million in cash and cash equivalents, excluding client cash, at March 31, 2021. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.3 billion and $4.9 billion at March 31, 2021 and December 31, 2020, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at March 31, 2021.
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

Sources of Cash
During 2020, we amended our senior secured credit facility, issued $1.2 billion principal amount of 6.5% senior secured notes due 2027 and issued $400 million principal amount of 2.0% convertible senior notes due 2025. A portion of the proceeds were used to pay transaction fees of $35.5 million, leaving approximately $1.6 billion for general corporate purposes.
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. The proceeds were used to pay estimated fees of $7.7 million and repay $75.0 million aggregate principal amount of our senior secured term loan B facility, leaving approximately $417.3 million for general corporate purposes, including acquisitions and organic investment opportunities.
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
There were no borrowings under the revolving credit facilities as of March 31, 2021 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $66.4 million, $963.6 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.
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
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part I — Financial Information — Item 1.— Financial Statements — Note 5 —Long-Term Debt.
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
The indentures governing our 6.5% senior secured notes, 3.75% senior secured notes, 4.75% senior notes, 4.875% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of March 31, 2021, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2021.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2021, we used $6.1 million of cash primarily for the acquisition of a venue in the United Kingdom.
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

Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Maintenance capital expenditures	$5,657	$30,447
Revenue generating capital expenditures	11,438	43,387
Total capital expenditures	$17,095	$73,834

Maintenance capital expenditures during the first three months of 2021 decreased from the same period of the prior year primarily due to reductions for certain office facilities and venue-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
Revenue generating capital expenditures during the first three months of 2021 decreased from the same period of the prior year primarily due to lower spending in our amphitheater venues and a reduction in technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
We currently expect capital expenditures to be approximately $150 million for the full year of 2021.

Cash Flows

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$74,574	$631,675
Investing activities	$10,108	$(122,371)
Financing activities	$417,017	$382,422
Operating Activities
Cash provided by operating activities decreased $557.1 million for the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to the continued impacts of the global COVID-19 pandemic resulting in a lower increase in deferred revenue along with lower cash-related income during the first three months of 2021, partially offset by a decrease in prepaid expenses as compared to an increase in the same period of the prior year.

Investing Activities
Cash provided by investing activities was $10.1 million for the three months ended March 31, 2021 as compared to cash used in investing activities of $122.4 million in the same period of the prior year primarily due to proceeds from the sale of investments in nonconsolidated affiliates, fewer acquisitions and less cash paid for capital expenditures. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities increased $34.6 million for the three months ended March 31, 2021 as compared to the same period of the prior year primarily due to receipt of proceeds from sale of noncontrolling interests in 2021 as compared to purchases of noncontrolling interests in the prior year as well as an increase in proceeds received from exercise of stock options. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $85.2 million for the three months ended March 31, 2021. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2021 by $8.5 million. As of March 31, 2021, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2021, we had forward currency contracts outstanding with a notional amount of $53.2 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.5 billion of total debt, excluding debt discounts and issuance costs, outstanding as of March 31, 2021, of which $5.1 billion was fixed-rate debt and $0.4 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2021, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2021 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.397%.

Accounting Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Part I — Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II Financial

Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.
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
We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. The rapid and severe impacts of the global COVID-19 pandemic, and more specifically the need to support global social distancing efforts, mitigate the spread of the virus, and comply with restrictions put in place by various governmental entities, led to our decision to stop all tours and close our venues beginning in mid-March 2020. As such actions are having a material impact on our cash flows during the suspension of operations, we performed qualitative and sensitivity reviews in the first quarter of 2021 to assess whether we believed these actions caused the fair value of any of our reporting units to fall below its carrying value.
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
Specifically, these reviews included updating recent quantitative tests for current discount rates and financial results and forecasts, performing tests of model sensitivities to changes in discount rates, revenue and terminal growth rates and market multiples, or a consideration of the impact from changes in financial forecasts, discount rates and carrying values. As a result of these interim assessments, we concluded that, during the three months ended March 31, 2021, no conditions existed that would more likely than not reduce the fair value of any of our reporting units below its carrying amount and therefore we do not believe that our goodwill is impaired. We are unable to predict how long the impacts from the global COVID-19 pandemic will impact our operations or what additional restrictions may be imposed by governments. Significant variations from current expectations could impact future assessments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Required information is within Part I — Financial Information—Item 2.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and our board of directors.
Based on their evaluation as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 7—Commitments and Contingent Liabilities.

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2021	194	$72.28
February 2021	34,932	$88.13
March 2021	193,999	$86.88
	229,125

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.					X
10.2	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.					X
10.3	Form Restricted Stock Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.					X
10.4	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.					X
10.5	Form Restricted Stock Award Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)