Form 10-Q
period 2021-06-30
Live Nation Entertainment, Inc.
filed 2021-08-03
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 27, 2021, there were 218,990,083 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,996,862 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$4,042,619	$2,537,787
Accounts receivable, less allowance of $52,767 and $72,904, respectively	646,705	486,734
Prepaid expenses	678,375	577,130
Restricted cash	5,018	8,652
Other current assets	50,534	39,465
Total current assets	5,423,251	3,649,768
Property, plant and equipment, net	1,046,478	1,101,414
Operating lease assets	1,385,184	1,424,223
Intangible assets
Definite-lived intangible assets, net	777,502	855,600
Indefinite-lived intangible assets	369,100	369,058
Goodwill	2,122,704	2,129,203
Long-term advances	657,907	668,756
Other long-term assets	463,530	391,281
Total assets	$12,245,656	$10,589,303
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,304,805	$744,096
Accounts payable	90,360	86,356
Accrued expenses	916,161	894,149
Deferred revenue	2,648,540	1,839,323
Current portion of long-term debt, net	46,481	53,415
Current portion of operating lease liabilities	113,576	107,147
Other current liabilities	45,377	72,083
Total current liabilities	5,165,300	3,796,569
Long-term debt, net	5,295,207	4,855,096
Long-term operating lease liabilities	1,429,303	1,445,674
Long-term deferred income taxes	173,971	170,759
Other long-term liabilities	510,711	182,508
Commitments and contingent liabilities
Redeemable noncontrolling interests	250,767	272,449
Stockholders' equity
Common stock	2,164	2,145
Additional paid-in capital	2,433,462	2,386,790
Accumulated deficit	(3,179,691)	(2,676,833)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(161,832)	(177,009)
Total Live Nation stockholders' equity	(912,762)	(471,772)
Noncontrolling interests	333,159	338,020
Total equity	(579,603)	(133,752)
Total liabilities and equity	$12,245,656	$10,589,303

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except share and per share data)
Revenue	$575,946	$74,084	$866,555	$1,439,777
Operating expenses:
Direct operating expenses	243,120	194,557	377,086	1,068,377
Selling, general and administrative expenses	328,894	323,352	651,747	837,373
Depreciation and amortization	103,647	122,767	212,523	244,847
Loss (gain) on disposal of operating assets	(28)	559	110	689
Corporate expenses	27,598	20,916	55,546	49,228
Operating loss	(127,285)	(588,067)	(430,457)	(760,737)
Interest expense	68,909	52,689	139,739	96,688
Interest income	(1,471)	(2,429)	(2,620)	(6,902)
Equity in losses of nonconsolidated affiliates	2,998	6,613	2,417	4,041
Loss (gain) from sale of investments in nonconsolidated affiliates	993	35	(52,947)	35
Other expense (income), net	9,461	(5,208)	7,462	(580)
Loss before income taxes	(208,175)	(639,767)	(524,508)	(854,019)
Income tax expense (benefit)	2,285	(29,183)	8,674	(32,513)
Net loss	(210,460)	(610,584)	(533,182)	(821,506)
Net loss attributable to noncontrolling interests	(14,795)	(43,067)	(30,324)	(69,205)
Net loss attributable to common stockholders of Live Nation	$(195,665)	$(567,517)	$(502,858)	$(752,301)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.90)	$(2.67)	$(2.34)	$(3.62)

Weighted average common shares outstanding:
Basic and diluted	215,702,508	211,693,923	215,120,467	211,371,109

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(195,665)	$(567,517)	$(502,858)	$(752,301)
Accretion of redeemable noncontrolling interests	951	1,595	35	(12,945)
Basic and diluted net loss available to common stockholders of Live Nation	$(194,714)	$(565,922)	$(502,823)	$(765,246)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Net loss	$(210,460)	$(610,584)	$(533,182)	$(821,506)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	(5,788)	(5,765)	9,308	(36,596)
Realized loss on cash flow hedge	1,946	1,353	3,862	1,353
Foreign currency translation adjustments	15,226	19,933	2,007	(62,849)
Comprehensive loss	(199,076)	(595,063)	(518,005)	(919,598)
Comprehensive loss attributable to noncontrolling interests	(14,795)	(43,067)	(30,324)	(69,205)
Comprehensive loss attributable to common stockholders of Live Nation	$(184,281)	$(551,996)	$(487,681)	$(850,393)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2021	216,027,546	$2,160	$2,431,387	$(2,984,026)	$(6,865)	$(173,216)	$336,446	$(394,114)	$264,384
Non-cash and stock-based compensation	—	—	12,830	—	—	—	—	12,830	—
Common stock issued under stock plans, net of shares withheld for employee taxes	95,264	2	(121)	—	—	—	—	(119)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	265,667	2	(15,860)	—	—	—	—	(15,858)	—
Acquisitions	—	—	—	—	—	—	—	—	598
Divestitures	—	—	—	—	—	—	—	—	—
Purchases of noncontrolling interests	—	—	4,275	—	—	—	(2,577)	1,698	(1,698)
Redeemable noncontrolling interests fair value adjustments	—	—	951	—	—	—	—	951	(951)
Contributions received	—	—	—	—	—	—	13,471	13,471	95
Cash distributions	—	—	—	—	—	—	(8,034)	(8,034)	(892)
Other	—	—	—	—	—	—	(2,121)	(2,121)	—
Comprehensive loss:
Net loss	—	—	—	(195,665)	—	—	(4,026)	(199,691)	(10,769)
Unrealized loss on cash flow hedge	—	—	—	—	—	(5,788)	—	(5,788)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,946	—	1,946	—
Foreign currency translation adjustments	—	—	—	—	—	15,226	—	15,226	—
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	52,847	—	—	—	—	52,847	—
Common stock issued under stock plans, net of shares withheld for employee taxes	661,549	7	(20,070)	—	—	—	—	(20,063)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,259,940	12	9,924	—	—	—	—	9,936	—
Acquisitions	—	—	—	—	—	—	—	—	598
Divestitures	—	—	—	—	—	—	—	—	—
Purchases of noncontrolling interests	—	—	3,775	—	—	—	(2,577)	1,198	(1,698)
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	35	—	—	—	—	35	(35)
Contributions received	—	—	—	—	—	—	15,193	15,193	95
Cash distributions	—	—	—	—	—	—	(12,511)	(12,511)	(2,031)
Other	—	—	—	—	—	—	(2,121)	(2,121)	—
Comprehensive loss:
Net loss	—	—	—	(502,858)	—	—	(11,713)	(514,571)	(18,611)
Unrealized gain on cash flow hedge	—	—	—	—	—	9,308	—	9,308	—
Realized loss on cash flow hedge	—	—	—	—	—	3,862	—	3,862	—
Foreign currency translation adjustments	—	—	—	—	—	2,007	—	2,007	—
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2020	211,834,739	$2,118	$2,260,509	$(1,137,082)	$(6,865)	$(259,326)	$371,478	$1,230,832	$443,606
Non-cash and stock-based compensation	—	—	38,538	—	—	—	—	38,538	—
Common stock issued under stock plans, net of shares withheld for employee taxes	79,079	1	(217)	—	—	—	—	(216)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	609,329	6	(4,734)	—	—	—	—	(4,728)	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	17	—	—	—	—	17	—
Acquisitions	—	—	—	—	—	—	4,157	4,157	751
Divestitures	—	—	—	—	—	—	593	593	—
Purchases of noncontrolling interests	—	—	(454)	—	—	—	—	(454)	(89,779)
Redeemable noncontrolling interests fair value adjustments	—	—	1,595	—	—	—	—	1,595	(1,595)
Contributions received	—	—	—	—	—	—	1,391	1,391	—
Cash distributions	—	—	—	—	—	—	(7,915)	(7,915)	(3,287)
Other	—	—	(185)	—	—	—	(501)	(686)	1
Comprehensive loss:
Net loss	—	—	—	(567,517)	—	—	(27,598)	(595,115)	(15,469)
Unrealized loss on cash flow hedge	—	—	—	—	—	(5,765)	—	(5,765)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,353	—	1,353	—
Foreign currency translation adjustments	—	—	—	—	—	19,933	—	19,933	—
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	50,270	—	—	—	—	50,270	—
Common stock issued under stock plans, net of shares withheld for employee taxes	341,249	3	(7,665)	—	—	—	—	(7,662)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	919,836	9	1,719	—	—	—	—	1,728	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	35,322	35,322	11,899
Divestitures	—	—	—	—	—	—	593	593	—
Purchases of noncontrolling interests	—	—	(6,939)	—	—	—	(1,032)	(7,971)	(96,190)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(12,945)	—	—	—	—	(12,945)	12,945
Contributions received	—	—	—	—	—	—	1,467	1,467	—
Cash distributions	—	—	—	—	—	—	(12,683)	(12,683)	(13,632)
Other	—	—	(176)	—	—	—	(445)	(621)	1
Comprehensive loss:
Net loss	—	—	—	(752,301)	—	—	(38,912)	(791,213)	(30,293)
Unrealized loss on cash flow hedge	—	—	—	—	—	(36,596)	—	(36,596)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,353	—	1,353
Foreign currency translation adjustments	—	—	—	—	—	(62,849)	—	(62,849)	—
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(533,182)	$(821,506)
Reconciling items:
Depreciation	111,864	122,825
Amortization	100,457	122,022
Amortization of non-recoupable ticketing contract advances	28,728	32,126
Deferred income tax expense (benefit)	6,149	(12,316)
Amortization of debt issuance costs and discounts	18,373	14,856
Non-cash compensation expense	52,847	50,270
Unrealized changes in fair value of contingent consideration	(8,040)	(24,789)
Provision for uncollectible accounts receivable	(16,563)	25,764
Loss (gain) on sale of investments in nonconsolidated affiliates	(52,947)	35
Other, net	13,700	(2,644)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(143,343)	363,079
Increase in prepaid expenses and other assets	(102,554)	(50,493)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	518,810	(807,552)
Increase in deferred revenue	1,175,690	597,963
Net cash provided by (used in) operating activities	1,169,989	(390,360)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(12,830)	(11,457)
Collections of notes receivable	10,618	12,782
Investments made in nonconsolidated affiliates	(33,729)	(8,150)
Purchases of property, plant and equipment	(58,066)	(142,509)
Cash paid for acquisitions, net of cash acquired	(7,627)	(37,471)
Purchases of intangible assets	(11,191)	(5,594)
Proceeds from sale of investments in nonconsolidated affiliates	61,618	105
Other, net	912	1,653
Net cash used in investing activities	(50,295)	(190,641)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	511,068	1,602,097
Payments on long-term debt	(85,125)	(11,087)
Contributions from noncontrolling interests	15,288	1,467
Distributions to noncontrolling interests	(14,542)	(26,315)
Purchases and sales of noncontrolling interests, net	(3,273)	(88,191)
Proceeds from exercise of stock options	28,083	11,406
Taxes paid for net share settlement of equity awards	(38,209)	(17,339)
Payments for deferred and contingent consideration	(11,926)	(9,940)
Other, net	105	—
Net cash provided by financing activities	401,469	1,462,098
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,965)	(54,974)
Net increase in cash, cash equivalents, and restricted cash	1,501,198	826,123
Cash, cash equivalents and restricted cash at beginning of period	2,546,439	2,474,242
Cash, cash equivalents and restricted cash at end of period	$4,047,637	$3,300,365

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
Due to the unprecedented global stoppage of our concert and other events beginning in mid-March 2020 resulting from the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020 and do not expect 2021 will follow our typical seasonality trends.
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
Included in the June 30, 2021 and December 31, 2020 cash and cash equivalents balance is $1.1 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts are included in accounts payable, client accounts.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which we own more than 20% of the common stock or otherwise exercise significant influence over an affiliate are accounted for under the equity method. We review the value of equity method investments and record impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If we obtain control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, we remeasure our investment to fair value first and then apply the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations. At June 30, 2021 and December 31, 2020, we had investments in nonconsolidated affiliates of $208.1 million and $170.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of June 30, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first six months of 2021 and 2020.
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

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC
The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our business. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position. We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter.
Operating Results
Our second quarter and six month results were materially impacted by these necessary actions when compared to periods prior to the global COVID-19 pandemic. Our overall revenue for the quarter increased by $501.9 million to $575.9 million and for the six months decreased by $573.2 million to $866.6 million as compared to the same period of the prior year. The revenue increase during the quarter was primarily in our Ticketing and Concerts segments as a result of more events going on sale and occurring globally, along with lower refunds, during the second quarter of 2021 as compared to the same period of the prior year. The decrease in revenue during the first six months of 2021 was primarily in our Concerts segment largely due to normal pre-pandemic operations from January through mid-March of 2020 compared to a full shut-down for the first quarter of 2021. The revenue recognized in our Concerts segment in 2020 included the results of the shows that occurred prior to the stoppage of events in mid-March. We had a limited number of shows in the first six months of 2021, largely in Australia, New Zealand and the United States.
The event-related deferred revenue for our Concerts segment, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by June 30, 2021 for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first six months of 2021 have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $40 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after June 30, 2022 totaled $380.7 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment during the first six months of 2021 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts segment where our promoters control the ticketing. Revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.
For events that are cancelled, our standard policy is to refund the fans within 30 days, subject to regulations in various markets and in some cases at the discretion of our venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, governmental regulations which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows, have been put in place in response to the global COVID-19 pandemic. The volume and pace of cash refunds has had and may continue to have a material negative effect on our liquidity and capital resources.
The length and severity of the reduction in live events due to the pandemic is uncertain and; accordingly, we currently expect the negative impact to continue in 2021. The exact timing and pace of the recovery is uncertain given the significant impact of the pandemic and the uncertainty on the timing of the rollout of vaccines on the United States and global economies. We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter. We believe the ongoing effects of the global COVID-19 pandemic on our operations have had, and will continue to have a material negative impact on our financial results and liquidity, and such negative impact may continue beyond the containment of such outbreak. We have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets, and as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain and we are unable to estimate the impact on our business, financial condition or near or longer-term financial or operational results.

NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our live events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements typically with terms ranging from 5 to 25 years at inception. Many of our definite-lived intangible assets are based on revenue-generating contracts and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses, and these businesses are experiencing similar impacts to their operations, in line with what we are experiencing as a result of the pandemic. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets, which are discussed below.
We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter. While we are optimistic, the length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. Activity levels are beginning to increase in the second half of 2021 led by outdoor events and festivals in the United States and United Kingdom. We expect that most larger venues will reopen and tours will resume in the second half of 2021 and that the underlying business supporting all of our long-lived assets will begin generating operating income once again. However, we have never previously experienced a complete cessation of our live events or a large-scale reduction in the number of events selling tickets and, as a consequence, our ability to be predictive regarding the impact of these circumstances is uncertain. As a result, the underlying assumptions used in our impairment assessments could change, resulting in future impairment charges.
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	June 30,	December 31,
	2021	2020
	(in thousands)
Land, buildings and improvements	$1,261,289	$1,239,696
Computer equipment and capitalized software	912,608	887,637
Furniture and other equipment	421,932	424,363
Construction in progress	146,013	151,830
	2,741,842	2,703,526
Less: accumulated depreciation	1,695,364	1,602,112
	$1,046,478	$1,101,414

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2021:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2020:
Gross carrying amount	$496,074	$578,664	$147,956	$150,344	$72,283	$17,413	$1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	349,677	300,954	96,032	76,740	26,484	5,713	855,600
Gross carrying amount:
Acquisitions—current year	2,086	—	—	—	10,296	2,650	15,032
Acquisitions—prior year	5,557	—	—	—	—	—	5,557
Foreign exchange	1,613	(1,817)	(440)	399	173	(4)	(76)
Other (2)	(29,276)	(24,497)	(631)	(2,166)	(24,477)	(8,234)	(89,281)
Net change	(20,020)	(26,314)	(1,071)	(1,767)	(14,008)	(5,588)	(68,768)
Accumulated amortization:
Amortization	(39,051)	(33,546)	(7,433)	(6,968)	(10,988)	(2,471)	(100,457)
Foreign exchange	536	1,247	(7)	(110)	(193)	—	1,473
Other (2)	29,276	24,487	642	2,214	24,579	8,456	89,654
Net change	(9,239)	(7,812)	(6,798)	(4,864)	13,398	5,985	(9,330)
Balance as of June 30, 2021:
Gross carrying amount	476,054	552,350	146,885	148,577	58,275	11,825	1,393,966
Accumulated amortization	(155,636)	(285,522)	(58,722)	(78,468)	(32,401)	(5,715)	(616,464)
Net	$320,418	$266,828	$88,163	$70,109	$25,874	$6,110	$777,502
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
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the six months ended June 30, 2021 and 2020, we reviewed definite-lived intangible assets that management determined had an indicator that remaining future operating cash flows over the acquisition-date estimated useful life may not support their carrying value, as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value.

For the six months ended June 30, 2021, there were no significant impairment charges. For the six months ended June 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $12.1 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value.
Amortization of definite-lived intangible assets for the three months ended June 30, 2021 and 2020 was $48.6 million and $57.8 million, respectively, and for the six months ended June 30, 2021 and 2020 was $100.5 million and $122.0 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
We review goodwill for impairment annually, as of October 1. As such, we completed our annual review in the fourth quarter of 2020 and, as reported in our December 31, 2020 Form 10-K, no impairments were recorded as the fair value of each reporting unit was determined to be in excess of its carrying value for all reporting units. There were no indicators of impairment during the interim periods of 2021.
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2020:
Goodwill	$1,318,273	$782,559	$463,734	$2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	882,910	782,559	463,734	2,129,203

Acquisitions—current year	1,336	—	—	1,336
Acquisitions—prior year	(1,815)	(3,740)	419	(5,136)
Foreign exchange	369	(2,433)	(635)	(2,699)

Balance as of June 30, 2021:
Goodwill	1,318,163	776,386	463,518	2,558,067
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$882,800	$776,386	$463,518	$2,122,704

We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
During the six months ended June 30, 2021, we sold certain investments in nonconsolidated affiliates for $61.6 million in cash plus $6.2 million in deferred purchase price consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $52.9 million.
During the six months ended June 30, 2021, we entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support. We recognized $25.0 million of noncash additions to investments in nonconsolidated affiliates which are included in other long-term assets on our consolidated balance sheets associated with these agreements.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$56,577	$58,427	$111,876	$120,555
Variable and short-term lease cost	3,543	20,208	12,996	32,730
Sublease income	(1,236)	(4,111)	(3,518)	(8,262)
Net lease cost	$58,884	$74,524	$121,354	$145,023

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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$99,449	$105,067
Lease assets obtained in exchange for lease obligations, net of terminations	$41,005	$98,052

Future maturities of our operating lease liabilities at June 30, 2021 are as follows:

(in thousands)
July 1 - December 31, 2021	$91,363
2022	204,175
2023	204,889
2024	188,541
2025	176,893
Thereafter	1,503,232
Total lease payments	2,369,093
Less: Interest	826,214
Present value of lease liabilities	$1,542,879

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	13.7	13.9
Weighted average discount rate	6.39%	6.31%

As of June 30, 2021, we have additional operating leases that have not yet commenced, with total lease payments of $175.4 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2021 to June 2030, with lease terms ranging from 1 to 20 years.
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

NOTE 5—LONG-TERM DEBT
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. A portion of the proceeds were used to pay fees of $7.7 million and repay $75.0 million aggregate principal amount of the Company’s senior secured term loan B facility, leaving approximately $417.3 million for general corporate purposes, including acquisitions and organic investment opportunities.
Long-term debt, which includes finance leases, consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$858,755	$938,125
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
Other long-term debt	126,437	125,226
Total principal amount	5,460,192	5,038,351
Less unamortized discounts and debt issuance costs	(118,504)	(129,840)
Total long-term debt, net of unamortized discounts and debt issuance costs	5,341,688	4,908,511
Less: current portion	46,481	53,415
Total long-term debt, net	$5,295,207	$4,855,096

Future maturities of long-term debt at June 30, 2021 are as follows:

(in thousands)
July 1, 2021 - December 31, 2021	$35,087
2022	577,686
2023	44,631
2024	989,074
2025	38,593
Thereafter	3,775,121
Total	$5,460,192

All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

3.75% Senior Secured Notes due 2028
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year and began on July 15, 2021, and will mature on January 15, 2028. We may redeem some or all of the notes, at any time prior to January 15, 2024, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to January 15, 2024, at a price equal to 103.75% of the aggregate principal amount, plus accrued and unpaid interest thereon to the date of redemption. In addition, on or after January 15, 2024 we may redeem some or all of the notes at any time at redemption prices specified in the notes indenture, plus any accrued and unpaid interest to the date of redemption.
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

	Estimated Fair Value
	June 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$638,652	$—	$638,652	$282,696	$—	$282,696

Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2021	December 31, 2020
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,330,548	$1,340,688
3.75% Senior Secured Notes due 2028	$502,050	$—
4.75% Senior Notes due 2027	$985,483	$970,872
4.875% Senior Notes due 2024	$585,879	$581,480
5.625% Senior Notes due 2026	$313,065	$307,785
2.5% Convertible Senior Notes due 2023	$771,848	$720,764
2.0% Convertible Senior Notes due 2025	$448,424	$425,172

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

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
		(in thousands)
2020
Definite-lived intangible assets, net	$6,919	$—	$—	$6,919	$12,063

For the six months ended June 30, 2021, there were no significant impairment charges. During the six months ended June 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $12.1 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, primarily as a result of the expected impacts from the global COVID-19 pandemic. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

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
The McPhee matter is stayed pending the outcome of the Watch matter, and the Thompson-Marcial, Watch, and Gomel cases are in the class certification phase. In April 2021, the court in the Gomel lawsuit refused to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages, but the court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 30, 2015 through April 15, 2021 that were initially purchased on Ticketmaster.ca. We filed a notice of appeal of the class certification ruling in May 2021, and the plaintiff filed a cross-appeal shortly thereafter.
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
CIE Arbitration
In July 2019, Ticketmaster New Ventures, S. de R.L. de C.V. (“TNV”), an indirect wholly-owned subsidiary of LNE, entered into agreements with Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”) and Grupo Televisa, S.A.B. (“TV”) to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of CIE. We made our initial concentration notice filings with the regulatory authorities in Mexico in late

August 2019 and received approval for the transaction in mid-April 2020. CIE shareholders approved the acquisition in September 2019. In May 2020, we notified CIE that we were terminating our agreement with it as a result of CIE’s failure to comply with its contractual obligation to continue operating the target companies in the ordinary course of business and the occurrence of a material adverse effect (as that term is defined in the CIE purchase agreement). We simultaneously notified TV that we were terminating our agreement with it, which agreement may be terminated if the agreement with CIE is terminated for any reason. On May 25, 2020, TNV commenced binding arbitration proceedings, in New York, New York, before the International Court of Arbitration of the International Chamber of Commerce, seeking a declaratory judgment that it properly terminated the CIE purchase agreement and that any obligations thereunder are excused on the grounds set forth above, among others. On July 30, 2020, CIE filed its response to TNV’s claims, asserting, among other things, that CIE did not breach its obligation to continue operating the target companies in the ordinary course of business and that no material adverse effect (as that term is defined in the CIE purchase agreement) has occurred, and CIE joined LNE as a party to the arbitration proceedings as a joint obligor under the CIE purchase agreement. CIE is seeking specific performance to require us to proceed with closing under the CIE purchase agreement and damages in an unspecified amount arising from our alleged failure to timely close. The matter has been assigned to a panel of arbitrators and a hearing has been scheduled to commence in June 2022. We intend to vigorously defend these claims.

NOTE 8—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2021:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2020	$(31,587)	$(145,422)	$(177,009)
Other comprehensive income before reclassifications	9,308	2,007	11,315
Amount reclassified from AOCI	3,862	—	3,862
Net other comprehensive income	13,170	2,007	15,177
Balance at June 30, 2021	$(18,417)	$(143,415)	$(161,832)

Earnings Per Share
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three and six months ended June 30, 2021 and 2020, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.
The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase shares of common stock	7,797,075	10,197,507	7,797,075	10,197,507
Restricted stock and deferred stock—unvested	3,007,032	5,150,289	3,007,032	5,150,289
Conversion shares related to the convertible senior notes	11,864,035	11,864,035	11,864,035	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	22,668,142	27,211,831	22,668,142	27,211,831

NOTE 9—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Beginning in mid-March 2020, we ceased all of our tours and closed our venues to support global efforts at social distancing to mitigate the spread of the virus, and to comply with restrictions put in place by various governmental entities. We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter.
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events have been or are being rescheduled to dates later in 2021 or 2022. For events that have been cancelled as of June 30, 2021, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by applying the percentage of future shows we believe could be rescheduled to the deferred revenue balances as of June 30, 2021 for those impacted quarters, and then applying a venue-specific refund take rate. The venue-specific refund take rates were based on the refunds we have issued since we ceased all our tours and closed our venues in mid-March 2020 through the end of the first quarter of 2021.
For our Ticketing segment, the impact is similar to the Concerts segment if the tickets sold for an event are controlled by our concert promoters. For the Ticketing segment’s third-party clients, previously recognized service charges are reversed from revenue when the event is cancelled or a refund is issued for a rescheduled event, including refunds issued after the balance sheet date but prior to the filing of our consolidated financial statements. The revenue reversal is reflected as accrued expenses on our consolidated balance sheets where not already refunded to the fan. The timing of our third-party clients’ event cancellations and rescheduling of postponed events versus new events available for sale can result in refunds of service charges exceeding quarterly sales resulting in negative revenue for that period.
For our Sponsorship & Advertising segment, the impact is partially a delay in the timing of revenue recognition due to our concert events being rescheduled, our venues being closed along with the limited number of events that were available for sale on our websites. In response to the impacts we are experiencing from the global COVID-19 pandemic, we have amended or are continuing negotiations with certain of our sponsors to either provide additional benefits when our venues reopen and our concert events resume or extend the term of the agreement with no additional benefits to the sponsor.
Concerts
Concerts revenue, including intersegment revenue, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total Concerts Revenue	$286,958	$141,823	$526,374	$1,135,216
Percentage of consolidated revenue	49.8%	*	60.7%	78.8%

Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of, or on the day, of the event. Consideration received in advance of the event is recorded as deferred revenue or in other long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.

Ticketing
Ticketing revenue, including intersegment revenue, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total Ticketing Revenue	$244,001	$(87,019)	$272,323	$197,258
Percentage of consolidated revenue	42.4%	*	31.4%	13.7%

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
At June 30, 2021 and December 31, 2020, we had ticketing contract advances of $74.1 million and $63.5 million, respectively, recorded in prepaid expenses and $84.2 million and $87.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $18.1 million and $13.3 million for the three months ended June 30, 2021 and 2020, respectively, and $28.7 million and $32.1 million for the six months ended June 30, 2021 and 2020, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Total Sponsorship & Advertising Revenue	$44,561	$18,372	$67,208	$108,633
Percentage of consolidated revenue	7.7%	24.8%	7.8%	7.5%

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
At June 30, 2021, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 22%, 34%, 16% and 28% of this revenue in the remainder of 2021, 2022, 2023 and thereafter, respectively.
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
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Concerts	$14,471	$11,329	$52,295	$269,359
Ticketing	3,370	4,242	7,791	21,196
Sponsorship & Advertising	9,050	3,094	14,633	16,584
Other & Corporate	—	562	—	2,038
	$26,891	$19,227	$74,719	$309,177

As of June 30, 2021, approximately 45.7% of the current deferred revenue balance from December 31, 2020 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue. In addition, as of June 30, 2021, approximately 8.6% of the current deferred revenue balance from December 31, 2020 has been or is expected to be refunded to fans as the corresponding events have been cancelled or refunds were or are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. Our long-term deferred revenue balance has increased as events have been rescheduled into the third and fourth quarters of 2022 in markets still experiencing impacts from the global COVID-19 pandemic. We had long-term deferred revenue of $442.1 million and $88.6 million at June 30, 2021 and December 31, 2020, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 10—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded during the respective periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Selling, general and administrative expenses	$3,736	$30,249	$31,810	$35,212
Corporate expenses	9,094	8,289	21,037	15,058
Total	$12,830	$38,538	$52,847	$50,270
The decrease in stock-based compensation expense for the three months ended June 30, 2021 as compared to the same period of the prior year is primarily due to the issuance of restricted stock awards in the second quarter of 2020 in lieu of cash payments for certain compensation owed to employees, as part of our cash savings initiative in connection with the global COVID-19 pandemic.

NOTE 11—SEGMENT DATA
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. Our Concerts segment involves the promotion of live music events globally in our owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation or streaming of associated content and the provision of management and other services to artists. Our Ticketing segment involves the management of our global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for our primary ticketing website, www.ticketmaster.com. Our Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related content, and ads across our distribution network of venues, events and websites.
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
The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2021 and 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2021
Revenue	$286,958	$244,001	$44,561	$815	$—	$(389)	$575,946
Direct operating expenses	172,176	59,301	12,032	—	—	(389)	243,120
Selling, general and administrative expenses	202,697	105,987	19,696	514	—	—	328,894
Depreciation and amortization	58,450	34,888	7,507	11	2,791	—	103,647
Gain on disposal of operating assets	(28)	—	—	—	—	—	(28)
Corporate expenses	—	—	—	—	27,598	—	27,598
Operating income (loss)	$(146,337)	$43,825	$5,326	$290	$(30,389)	$—	$(127,285)
Intersegment revenue	$(591)	$980	$—	$—	$—	$(389)	$—

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended June 30, 2020
Revenue	$141,823	$(87,019)	$18,372	$805	$—	$103	$74,084
Direct operating expenses	182,217	8,051	4,186	—	—	103	194,557
Selling, general and administrative expenses	174,554	127,811	17,783	3,204	—	—	323,352
Depreciation and amortization	64,342	44,313	7,620	4,385	2,107	—	122,767
Loss (gain) on disposal of operating assets	561	(1)	—	(1)	—	—	559
Corporate expenses	—	—	—	—	20,916	—	20,916
Operating loss	$(279,851)	$(267,193)	$(11,217)	$(6,783)	$(23,023)	$—	$(588,067)
Intersegment revenue	$(136)	$33	$—	$—	$—	$103	$—
Six Months Ended June 30, 2021
Revenue	$526,374	$272,323	$67,208	$1,630	$—	$(980)	$866,555
Direct operating expenses	286,080	77,133	14,853	—	—	(980)	377,086
Selling, general and administrative expenses	410,544	200,655	38,799	1,749	—	—	651,747
Depreciation and amortization	121,336	71,366	14,671	22	5,128	—	212,523
Loss on disposal of operating assets	110	—	—	—	—	—	110
Corporate expenses	—	—	—	—	55,546	—	55,546
Operating loss	$(291,696)	$(76,831)	$(1,115)	$(141)	$(60,674)	$—	$(430,457)
Intersegment revenue	$—	$980	$—	$—	$—	$(980)	$—
Capital expenditures	$30,021	$18,472	$2,485	$—	$3,887	$—	$54,865
Six Months Ended June 30, 2020
Revenue	$1,135,216	$197,258	$108,633	$1,601	$—	$(2,931)	$1,439,777
Direct operating expenses	933,122	112,464	25,722	—	—	(2,931)	1,068,377
Selling, general and administrative expenses	505,830	285,357	40,770	5,416	—	—	837,373
Depreciation and amortization	136,558	82,489	15,132	4,438	6,230	—	244,847
Loss on disposal of operating assets	688	1	—	—	—	—	689
Corporate expenses	—	—	—	—	49,228	—	49,228
Operating income (loss)	$(440,982)	$(283,053)	$27,009	$(8,253)	$(55,458)	$—	$(760,737)
Intersegment revenue	$1,097	$1,834	$—	$—	$—	$(2,931)	$—
Capital expenditures	$83,485	$39,237	$2,679	$—	$5,542	$—	$130,943

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

Impact of the Global COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world have significantly impacted our business. Beginning in March 2020, large public events were cancelled, governmental authorities began imposing restrictions on non-essential activities, and businesses suspended activities around the world. As the impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues in mid-March 2020 to support global efforts at social distancing and mitigating the virus, and to comply with restrictions put in place by various governmental entities, which has had a materially negative impact on our revenue and financial position. We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter.
Operating Results
The impact of the global COVID-19 pandemic to our operating results are discussed in Part I—Financial Information—Item 1. Financial Statements—Note 2—COVID-19 Impacts.
Cash and available liquidity
We currently have approximately $970.8 million available for future borrowings under our senior secured credit facility, including $400 million in undrawn term loan A capacity and $570.8 million in available revolver capacity, net of outstanding letters of credit. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs. Additionally, our senior secured credit facility has a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021, when we will revert to a net leverage covenant. We believe these allow us the flexibility to manage our business through the disruption that we continue to experience into 2021.
As of June 30, 2021, our total cash and cash equivalents balance was $4.0 billion, which included $1.1 billion of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $970.8 million, gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the shift of shows into the second half of 2021 and 2022, we expect this number to remain above seasonally normal levels throughout 2021.
Event-related deferred revenue consists of cash held by our Concerts segment for future shows, with roughly half the funds associated with upcoming shows in the United States and half for international shows as of June 30, 2021. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets. We do not otherwise generally hold funds for concerts being held in third-party buildings. In the United States, venues traditionally hold all funds, and internationally either the venue holds all funds or holds the portion of funds associated with their ticket allocation.
Cost and Cash Management Programs
Given the uncertainty associated with the duration of current conditions globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash. As part of these cost reduction efforts, we implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60% during 2020. We began eliminating the salary reductions in January 2021 and have fully restored salaries during the second quarter. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing.
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
We are further protecting our cash outflows by reducing advances in both our ticketing and concert businesses, re-assessing all capital expenditure projects and evaluating all other cash deployment activities. As a result of these initiatives and government support programs, in 2020 we achieved over $950 million in cost reductions and the elimination or deferral into 2021 of $1.6 billion in cash outflows, which primarily includes the cost reductions discussed above along with lower capital expenditures, acquisition payments, and concert and ticketing advances. We believe this aggressive cost and cash management program, combined with a strong liquidity profile, has positioned us to manage through the global COVID-19 pandemic-related hold on show activity and provides the flexibility to scale up quickly as shows are restarting.
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
Health and Safety and Implementing a Return to Business
We are currently implementing steps for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We will return to work in local markets only after there is clear guidance that the time is right to do so, and then in appropriate numbers with expanded cleaning and any social distancing or other regulations. Similarly, we are resuming concerts when the time is right on a market by market basis. We recognize that as concerts have started back up, the experience at our venues has changed, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. Fan surveys indicate that the demand will be there when the shows return, with 95% of fans expecting to attend concerts again once the pandemic is over. The reopening of concerts is happening on a market by market basis, and given we operate in 46 countries globally, the timelines will vary from now to not for several months or beyond. The length and severity of the impact to live events and our related sponsorship and ticketing businesses is still uncertain. We are beginning to see the positive impacts of successful vaccination rollouts in many of our key markets with social distancing restrictions easing and live events resuming late in the second quarter. Activity levels are beginning to increase in the second half of 2021 led by outdoor events and festivals in the United States and United Kingdom. We expect that most tours will resume and larger venues will reopen in the second half of 2021 and that the underlying business will begin generating operating income once again.

While this disruption has had a material impact on our business, as the leading global live event and ticketing company we believe that we are well-positioned to provide the best service to artists, teams, fans and venues as business resumes. Twenty years of global growth demonstrates the resilience of fan demand for the live entertainment experience.

Executive Overview

Since the onset of the COVID-19 pandemic, we have held very few traditional concerts in order to ensure the safety of our fans, artists, and employees. Coupled with minimal sponsor engagement and ticket sales, it has been a challenging environment for our company, but one that we met with prudent cost reductions, focused cash management strategies, and a streamlined organization to overcome this unprecedented hurdle. After supporting worldwide efforts to mitigate the spread of the virus, we began to see the positive impacts of successful vaccination rollouts in key markets with social distancing restrictions easing and live shows returning by the end of the quarter. While our Concerts number of fans and events did not return to historic levels in the second quarter, we saw our major markets removing capacity limits, particularly in the United States, where planning for live shows have resumed. Our Ticketing segment had a significant increase in ticket sales in the second quarter; a key leading indicator that fans are eager to see their favorite stars performing live in the near future. The effects of the pandemic are still impacting us, but we are taking steps towards welcoming back fans, artists and employees to our live world.
With our reopening gaining traction, our revenue increased by $502 million in the second quarter, from $74 million in 2020 to $576 million in 2021. All three of our segments reported revenue growth due to more events, higher ticket sales, and increased sponsor fulfillment over the past three months. As a result, our operating loss improved by $461 million, or 78%, from $588 million in 2020 to $127 million in 2021. The improvement resulted from both increased events and ticket sales as well as reduced ticket refunds and sunk costs in the second quarter. For the first six months of 2021, our revenue decreased by $573 million, from $1.4 billion in 2020 to $867 million in 2021, which was largely due to normal pre-pandemic operations from January through mid-March of 2020 compared to a full shut-down for the first quarter of 2021. However, our operating loss improved by $331 million or 43%, from $761 million in 2020 to $430 million in 2021, despite the decrease in revenue. The increase was due to the revenue impacts that drove our second quarter improvement as well as lower fixed costs in the first half of this year. For the second quarter and year-to-date, the impact of changes in foreign exchange rates did not materially impact our year-over-year variances.
Our Concerts segment revenue for the second quarter increased by $145 million, from $142 million in 2020 to $287 million in 2021. The revenue growth was a result of increased shows and fans this quarter. The number of events for the second quarter of 2021 was over 1,600 compared to approximately 100 events in the second quarter of last year. The number of fans grew from approximately 50,000 in the second quarter of 2020, to 1.3 million in the second quarter of 2021. The growth was largely in the United States and our Asia-Pacific markets. Concerts operating loss for the second quarter improved by $134 million, from $280 million in 2020 to $146 million in 2021. The improvement was primarily due to more shows this year as well as sunk costs recorded in the second quarter of last year for advertising expenses and other costs associated with shows cancelled or rescheduled due to the pandemic. For the first six months, our Concerts segment revenue decreased by $609 million, from $1.1 billion in 2020 to $526 million in 2021. The growth in the second quarter was more than offset by the revenue generated in January through mid-March of 2020 when our business was fully open. Despite the decline in revenue, Concerts operating loss for the first six months improved by $149 million, or 34%, from $441 million in 2020 to $292 million in 2021. This was partially driven by the sunk cost impact in the second quarter of 2020 as well as lower fixed costs in the first six months of 2021 compared to the first six months of 2020.
Our Ticketing segment revenue for the second quarter increased by $331 million, from negative $87 million in 2020 to positive $244 million in 2021. The improvement resulted from an increase in ticket sales, stronger pricing, and a reduction in ticket refunds this year. Excluding refunds, we sold 30 million tickets in the second quarter of this year compared with 2 million tickets in the second quarter of last year. The improvement was almost entirely driven by sales in the United States, largely for concert and sporting events. Refunded tickets declined from 11 million in the second quarter of last year to 4 million in the second quarter of this year. Ticketing operating income for the second quarter improved by $311 million, from a $267 million loss in 2020 to income of $44 million in 2021. The improvement in operating results was largely driven by increased ticket sales, strong ticket pricing, reduced ticket refunds, and lower fixed costs. For the first six months, Ticketing revenue increased by $75 million, from $197 million in 2020 to $272 million in 2021, an improvement of 38%. This was mostly driven by the reduction in refunds across our global Ticketing segment. Refunded tickets declined from 18 million for the first six months of last year to 7 million for the first six months of this year. Operating loss improved by $206 million, or 73%, from $283 million in 2020 to $77 million in 2021. This was largely driven by reduced ticket refunds as well as cost savings in the first six months of this year as compared to last year.
Our Sponsorship & Advertising segment revenue for the second quarter increased by $26 million, from $18 million in 2020 to $45 million in 2021. The improvement was due to higher activations with our marketing partners due to more events going on sale, venues re-opening, and supplying more advertising content to our clients. Operating income for the second quarter increased by $17 million, from a loss of $11 million in 2020 to income of $5 million in 2021. The improvement was due to more sponsor and online advertising activations resulting from the restart of live events and rapidly increasing ticket sales, particularly in the United States. For the first six months, Sponsorship & Advertising revenue decreased by $41 million, from $109 million in 2020 to $67 million in 2021. The growth in the second quarter was more than offset by the revenue generated in January through mid-March of 2020 when our business was fully open. Operating income for the first six months decreased by $28 million, from $27 million of income in 2020 to a loss of $1 million in 2021 for the same reason.
Even as we begin to see sales returning and events happening in key markets, we continue to focus on mitigating the financial impact of the shutdown. We are balancing our ramp-up with the cost-savings initiatives we implemented across the organization and are also protecting our liquidity by tightly managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The pace of the recovery will depend on each market’s containment efforts and expeditious rollout of approved vaccines and treatments for COVID-19. We remain optimistic about the long-term potential of our company and the unique power of live shows to unite people. We believe our aggressive cost-savings and cash management programs, combined with a strong liquidity profile, position Live Nation to manage out of the global COVID-19 pandemic and its impact on live events and provides us the flexibility to scale up quickly as shows resume.

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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	1,124	25	1,415	4,797
International	560	107	924	2,430
Total estimated events	1,684	132	2,339	7,227
Estimated fans:
North America	629	10	695	5,739
International	706	41	1,135	4,718
Total estimated fans	1,335	51	1,830	10,457
Ticketing (2)
Estimated number of fee-bearing tickets sold	26,345	(8,870)	32,926	27,335
Estimated number of non-fee-bearing tickets sold	22,216	6,385	38,376	61,639
Total estimated tickets sold	48,561	(2,485)	71,302	88,974
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements, which may result in a negative number. Fee-bearing tickets sold above are net of refunds of 4.1 million and 10.7 million tickets for the three months ended June 30, 2021 and 2020, respectively, and 7.1 million and 18.0 million tickets for the six months ended June 30, 2021 and 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended June 30, 2021
Concerts	$(146,337)	$2,469	$(28)	$58,450	$—	$1,397	$(84,049)
Ticketing	43,825	1,072	—	34,888	19,631	—	99,416
Sponsorship & Advertising	5,326	195	—	7,507	—	—	13,028
Other and Eliminations	290	—	—	11	(1,524)	—	(1,223)
Corporate	(30,389)	9,094	—	2,791	—	984	(17,520)
Total	$(127,285)	$12,830	$(28)	$103,647	$18,107	$2,381	$9,652
Three Months Ended June 30, 2020
Concerts	$(279,851)	$24,381	$561	$64,342	$—	$(20,128)	$(210,695)
Ticketing	(267,193)	4,066	(1)	44,313	14,724	221	(203,870)
Sponsorship & Advertising	(11,217)	1,802	—	7,620	—	—	(1,795)
Other and Eliminations	(6,783)	—	(1)	4,385	(1,409)	—	(3,808)
Corporate	(23,023)	8,289	—	2,107	—	938	(11,689)
Total	$(588,067)	$38,538	$559	$122,767	$13,315	$(18,969)	$(431,857)
Six Months Ended June 30, 2021
Concerts	$(291,696)	$19,944	$110	$121,336	$—	$(8,282)	$(158,588)
Ticketing	(76,831)	8,878	—	71,366	32,054	1,197	36,664
Sponsorship & Advertising	(1,115)	2,988	—	14,671	—	—	16,544
Other and Eliminations	(141)	—	—	22	(3,326)	—	(3,445)
Corporate	(60,674)	21,037	—	5,128	—	1,242	(33,267)
Total	$(430,457)	$52,847	$110	$212,523	$28,728	$(5,843)	$(142,092)
Six Months Ended June 30, 2020
Concerts	$(440,982)	$26,741	$688	$136,558	$—	$(21,872)	$(298,867)
Ticketing	(283,053)	5,797	1	82,489	34,944	943	(158,879)
Sponsorship & Advertising	27,009	2,674	—	15,132	—	—	44,815
Other and Eliminations	(8,253)	—	—	4,438	(2,818)	—	(6,633)
Corporate	(55,458)	15,058	—	6,230	—	1,348	(32,822)
Total	$(760,737)	$50,270	$689	$244,847	$32,126	$(19,581)	$(452,386)

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$286,958	$141,823	*	$526,374	$1,135,216	(54)%
Direct operating expenses	172,176	182,217	(6)%	286,080	933,122	(69)%
Selling, general and administrative expenses	202,697	174,554	16%	410,544	505,830	(19)%
Depreciation and amortization	58,450	64,342	(9)%	121,336	136,558	(11)%
Loss (gain) on disposal of operating assets	(28)	561	*	110	688	*
Operating loss	$(146,337)	$(279,851)	48%	$(291,696)	$(440,982)	34%
Operating margin	(51.0)%	*		(55.4)%	(38.8)%
AOI **	$(84,049)	$(210,695)	60%	$(158,588)	$(298,867)	47%
AOI margin **	(29.3)%	*		(30.1)%	(26.3)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Concerts revenue increased $145.1 million during the three months ended June 30, 2021 as compared to the same period of the prior year primarily due to the resumption of shows in major markets including the United States, Australia and New Zealand as compared to the lack of events during the same period in 2020 driven by the global COVID-19 pandemic.
Operating results
Concerts operating loss decreased $133.5 million during the three months ended June 30, 2021 as compared to the same period of the prior year primarily driven by the higher revenue discussed above along with lower direct operating expenses in the second quarter of 2021 for costs associated with shows cancelled or rescheduled due to the global COVID-19 pandemic.

Six Months
Revenue
Concerts revenue decreased $608.8 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to the revenue generated in January through mid-March of 2020 when our business was fully open prior to the global COVID-19 pandemic as compared to the resumption of shows in major markets including the United States, Australia and New Zealand late in the second quarter of 2021.
Operating results
Concerts operating loss decreased $149.3 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily driven by cost reduction measures implemented in the second quarter of 2020 and continuing in 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally along with lower costs in 2021 associated with shows cancelled or rescheduled due to the global COVID-19 pandemic. In addition, we recorded $11.6 million of impairment charges in the first six months of 2020 primarily associated with revenue-generating contract intangible assets. There were no significant impairments recorded in the first six months of 2021.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$244,001	$(87,019)	*	$272,323	$197,258	38%
Direct operating expenses	59,301	8,051	*	77,133	112,464	(31)%
Selling, general and administrative expenses	105,987	127,811	(17)%	200,655	285,357	(30)%
Depreciation and amortization	34,888	44,313	(21)%	71,366	82,489	(13)%
Loss (gain) on disposal of operating assets	—	(1)	*	—	1	*
Operating income (loss)	$43,825	$(267,193)	*	$(76,831)	$(283,053)	73%
Operating margin	18.0%	*		(28.2)%	*
AOI **	$99,416	$(203,870)	*	$36,664	$(158,879)	*
AOI margin **	40.7%	*		13.5%	(80.5)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Ticketing revenue increased $331.0 million during the three months ended June 30, 2021 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale due to the resumption of concerts and sporting events in the second quarter of 2021, strong ticket pricing and lower ticket refunds in 2021.
Operating results
Ticketing operating income for the three months ended June 30, 2021 was $43.8 million as compared to an operating loss of $267.2 million for the same period of the prior year primarily driven by the increased ticketing activity discussed above along with lower fixed costs from cost reduction measures implemented in the second quarter of 2020 continuing into 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Six Months
Revenue
Ticketing revenue increased $75.1 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to an increase in North America primary ticket fees driven by lower ticket refunds in 2021 and strong ticket pricing as concert and sporting events on sales resuming in the second quarter of 2021.
Operating results
Ticketing operating loss decreased $206.2 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily driven by the increased ticketing activity discussed above along with cost reduction measures implemented in the second quarter of 2020 continuing into 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$44,561	$18,372	*	$67,208	$108,633	(38)%
Direct operating expenses	12,032	4,186	*	14,853	25,722	(42)%
Selling, general and administrative expenses	19,696	17,783	11%	38,799	40,770	(5)%
Depreciation and amortization	7,507	7,620	(1)%	14,671	15,132	(3)%
Gain on sale of operating assets	—	—	*	—	—	*
Operating income (loss)	$5,326	$(11,217)	*	$(1,115)	$27,009	*
Operating margin	12.0%	(61.1)%		(1.7)%	24.9%
AOI **	$13,028	$(1,795)	*	$16,544	$44,815	(63)%
AOI margin **	29.2%	(9.8)%		24.6%	41.3%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $26.2 million during the three months ended June 30, 2021 as compared to the same period of the prior year primarily due to increased activity in online advertising and national sponsorship programs in North America due to the resumption of concert events in the second quarter of 2021.
Operating results
Sponsorship & Advertising operating income for the three months ended June 30, 2021 was $5.3 million as compared to an operating loss of $11.2 million in the same period of the prior year primarily driven by higher sponsorship activity discussed above.
Six Months
Revenue
Sponsorship & Advertising revenue decreased $41.4 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to a reduction in sponsorship revenue associated with our venues, festivals and lack of online activity as ticket sales declined driven by the unprecedented stoppage of events beginning in mid-March 2020 and continuing into the second quarter of 2021 due to the global COVID-19 pandemic. As discussed above, we had increased activity in the second quarter of 2021; however, that increase was more than offset by the revenue generated in January through mid-March prior to the shut down of our business.
Operating results
Sponsorship & Advertising operating loss for the six months ended June 30, 2021 was $1.1 million as compared to an operating income of $27.0 million for the same period of the prior year primarily driven by the lower sponsorship activity discussed above.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2021			2020
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$575,946	$(15,000)	$560,946	$74,084	*	*
Operating expenses:
Direct operating expenses	243,120	(8,439)	234,681	194,557	25%	21%
Selling, general and administrative expenses	328,894	(11,497)	317,397	323,352	2%	(2)%
Depreciation and amortization	103,647	(3,475)	100,172	122,767	(16)%	(18)%
Loss (gain) on disposal of operating assets	(28)	(1)	(29)	559	*	*
Corporate expenses	27,598	(15)	27,583	20,916	32%	32%
Operating loss	(127,285)	$8,427	$(118,858)	(588,067)	78%	80%
Operating margin	(22.1)%		(21.2)%	*
Interest expense	68,909			52,689
Interest income	(1,471)			(2,429)
Equity in losses of nonconsolidated affiliates	2,998			6,613
Loss from sale of investments in nonconsolidated affiliates	993			35
Other expense (income), net	9,461			(5,208)
Loss before income taxes	(208,175)			(639,767)
Income tax expense (benefit)	2,285			(29,183)
Net loss	(210,460)			(610,584)
Net loss attributable to noncontrolling interests	(14,795)			(43,067)
Net loss attributable to common stockholders of Live Nation	$(195,665)			$(567,517)
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Interest Expense
Interest expense increased $16.2 million, or 31%, during the three months ended June 30, 2021 as compared to the same period of the prior year due to additional interest costs from the issuance of our 6.5% senior secured notes in May 2020 and the issuance of our 3.75% senior secured notes in January 2021.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests decreased $28.3 million during the three months ended June 30, 2021 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during the second quarter of 2021 due to the resumption of events in the second quarter of 2021.

Six Months

	Six Months Ended June 30,				% Change
	2021			2020
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$866,555	$(23,629)	$842,926	$1,439,777	(40)%	(41)%
Operating expenses:
Direct operating expenses	377,086	(12,927)	364,159	1,068,377	(65)%	(66)%
Selling, general and administrative expenses	651,747	(18,180)	633,567	837,373	(22)%	(24)%
Depreciation and amortization	212,523	(5,453)	207,070	244,847	(13)%	(15)%
Loss on disposal of operating assets	110	(4)	106	689	*	*
Corporate expenses	55,546	(26)	55,520	49,228	13%	13%
Operating loss	(430,457)	$12,961	$(417,496)	(760,737)	43%	45%
Operating margin	(49.7)%		(49.5)%	(52.8)%
Interest expense	139,739			96,688
Interest income	(2,620)			(6,902)
Equity in earnings of nonconsolidated affiliates	2,417			4,041
Loss (gain) from sale of investments in nonconsolidated affiliates	(52,947)			35
Other expense, net	7,462			(580)
Loss before income taxes	(524,508)			(854,019)
Income tax expense (benefit)	8,674			(32,513)
Net loss	(533,182)			(821,506)
Net loss attributable to noncontrolling interests	(30,324)			(69,205)
Net loss attributable to common stockholders of Live Nation	$(502,858)			$(752,301)
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Interest expense
Interest expense increased $43.1 million, or 45%, during the six months ended June 30, 2021 as compared to the same period of the prior year due to additional interest costs from the issuance of our 2.0% convertible senior notes in February 2020, the issuance of our 6.5% senior secured notes in May 2020 and the issuance of our 3.75% senior secured notes in January 2021.
Loss (gain) from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates was $53.0 million during the six months ended June 30, 2021 as compared to a nominal loss during the same period of the prior year primarily due to the sale of certain cost basis investments during the first six months of 2021.
Income tax expense (benefit)
For the six months ended June 30, 2021, we had a net tax expense of $8.7 million on a loss before income taxes of $524.5 million compared to a net tax benefit of $32.5 million on a loss before income taxes of $854.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, the income tax expense consisted of $4.6 million related to foreign entities, $3.4 million related to United States federal taxes, and $0.7 million related to state and local income taxes. The net increase in tax expense of $41.2 million was primarily due to profits in certain non-United States jurisdictions and other discrete tax benefits recorded in the first six months of 2020.

Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests decreased $38.9 million during the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during the first six months of 2021 due to the resumption of events in the second quarter of 2021.
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
Our balance sheet reflects cash and cash equivalents of $4.0 billion at June 30, 2021 and $2.5 billion at December 31, 2020. Included in the June 30, 2021 and December 31, 2020 cash and cash equivalents balances are $1.1 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.0 billion in cash and cash equivalents, excluding client cash, at June 30, 2021. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.3 billion and $4.9 billion at June 30, 2021 and December 31, 2020, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at June 30, 2021.
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
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. The proceeds were used to pay fees of $7.7 million and repay $75.0 million aggregate principal amount of our senior secured term loan B facility, leaving approximately $417.3 million for general corporate purposes, including acquisitions and organic investment opportunities.
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
There were no borrowings under the revolving credit facilities as of June 30, 2021 and we have not drawn down on the delayed draw term loan A. Based on our outstanding letters of credit of $59.2 million, $970.8 million was available for future borrowings from our delayed draw term loan A and revolving credit facilities.
6.5% Senior Secured Notes Due 2027
In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year and will mature on May 15, 2027. We may redeem some or all of the notes, at any time prior to May 15, 2023, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make-whole” premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to May 15, 2023, at a price equal to 106.5% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
As of June 30, 2021, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2021.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2021, we used $7.6 million of cash primarily for the acquisition of a venue in the United Kingdom.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Maintenance	$14,286	$45,676
Revenue generating	38,139	83,355
Total capital expenditures	$52,425	$129,031

Maintenance capital expenditures during the first six months of 2021 decreased from the same period of the prior year primarily due to reductions for certain office facility and venue-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
Revenue generating capital expenditures during the first six months of 2021 decreased from the same period of the prior year primarily due to lower spending in our amphitheater venues and a reduction in technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
We currently expect capital expenditures to be approximately $170 million for the full year of 2021.

Cash Flows

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$1,169,989	$(390,360)
Investing activities	$(50,295)	$(190,641)
Financing activities	$401,469	$1,462,098

Operating Activities
Cash provided by operating activities was $1.2 billion for the six months ended June 30, 2021 as compared to cash used in operating activities of $390.4 million for the same period of the prior year primarily due to increases in accounts payable, client accounts and deferred revenue resulting from the resumption of events in the second quarter of 2021 along with a reduction of net loss year over year.

Investing Activities
Cash used in investing activities decreased $140.3 million for the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to less cash paid for capital expenditures, proceeds from the sale of investments in nonconsolidated affiliates, and fewer acquisitions. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities decreased $1.1 billion for the six months ended June 30, 2021 as compared to the same period of the prior year primarily due to higher net proceeds in 2020 from debt issuances partially offset by lower purchases of noncontrolling interests in 2021. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $160.2 million for the six months ended June 30, 2021. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the six months ended June 30, 2021 by $16.0 million. As of June 30, 2021, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2021, we had forward currency contracts outstanding with a notional amount of $43.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.5 billion of total debt, excluding debt discounts and issuance costs, outstanding as of June 30, 2021, of which $5.1 billion was fixed-rate debt and $0.4 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2021, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2021 with no subsequent change in rates for the remainder of the period.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021.
There have been no changes to our critical accounting policies during the six months ended June 30, 2021.

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
Based on their evaluation as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.q
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal controls will prevent all possible errors and fraud. Our disclosure controls and procedures are, however, designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2021	—	$—
May 2021	946	$90.11
June 2021	266,415	$87.59
	267,361

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Employment Agreement, effective as of January 1, 2015, between Live Nation Entertainment, Inc. and John Hopmans.					X
10.2	First Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.					X
10.3	Second Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2021.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)