Form 10-Q
period 2021-09-30
Live Nation Entertainment, Inc.
filed 2021-11-04
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 28, 2021, there were 224,659,997 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,211,191 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2021	December 31, 2020
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$4,628,880	$2,537,787
Accounts receivable, less allowance of $53,116 and $72,904, respectively	1,182,242	486,734
Prepaid expenses	691,086	577,130
Restricted cash	4,317	8,652
Other current assets	48,766	39,465
Total current assets	6,555,291	3,649,768
Property, plant and equipment, net	1,041,854	1,101,414
Operating lease assets	1,390,650	1,424,223
Intangible assets
Definite-lived intangible assets, net	732,276	855,600
Indefinite-lived intangible assets	369,016	369,058
Goodwill	2,109,719	2,129,203
Long-term advances	651,794	668,756
Other long-term assets	480,144	391,281
Total assets	$13,330,744	$10,589,303
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,499,131	$744,096
Accounts payable	111,142	86,356
Accrued expenses	1,445,840	894,149
Deferred revenue	2,303,373	1,839,323
Current portion of long-term debt, net	46,214	53,415
Current portion of operating lease liabilities	111,090	107,147
Other current liabilities	41,314	72,083
Total current liabilities	5,558,104	3,796,569
Long-term debt, net	5,686,905	4,855,096
Long-term operating lease liabilities	1,448,270	1,445,674
Long-term deferred income taxes	174,083	170,759
Other long-term liabilities	242,811	182,508
Commitments and contingent liabilities
Redeemable noncontrolling interests	262,347	272,449
Stockholders' equity
Common stock	2,218	2,145
Additional paid-in capital	2,903,613	2,386,790
Accumulated deficit	(3,132,813)	(2,676,833)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(170,997)	(177,009)
Total Live Nation stockholders' equity	(404,844)	(471,772)
Noncontrolling interests	363,068	338,020
Total equity	(41,776)	(133,752)
Total liabilities and equity	$13,330,744	$10,589,303

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except share and per share data)
Revenue	$2,698,722	$184,018	$3,565,277	$1,623,795
Operating expenses:
Direct operating expenses	1,969,912	130,749	2,346,998	1,199,126
Selling, general and administrative expenses	446,929	405,934	1,098,676	1,243,307
Depreciation and amortization	101,235	119,938	313,758	364,785
Loss (gain) on disposal of operating assets	(1,148)	208	(1,038)	897
Corporate expenses	44,649	31,630	100,195	80,858
Operating income (loss)	137,145	(504,441)	(293,312)	(1,265,178)
Interest expense	70,407	66,093	210,146	162,781
Interest income	(1,333)	(2,810)	(3,953)	(9,712)
Equity in losses (earnings) of nonconsolidated affiliates	(7,025)	2,615	(4,608)	6,656
Gain from sale of investments in nonconsolidated affiliates	(30,633)	(2,514)	(83,580)	(2,479)
Other expense (income), net	12,441	(8,463)	19,903	(9,043)
Income (loss) before income taxes	93,288	(559,362)	(431,220)	(1,413,381)
Income tax expense (benefit)	6,421	(16,904)	15,095	(49,417)
Net income (loss)	86,867	(542,458)	(446,315)	(1,363,964)
Net income (loss) attributable to noncontrolling interests	39,989	(13,556)	9,665	(82,761)
Net income (loss) attributable to common stockholders of Live Nation	$46,878	$(528,902)	$(455,980)	$(1,281,203)

Basic net income (loss) per common share available to common stockholders of Live Nation	$0.20	$(2.45)	$(2.13)	$(6.08)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$0.19	$(2.45)	$(2.13)	$(6.08)

Weighted average common shares outstanding:
Basic	216,888,355	212,593,719	215,716,239	211,781,620
Diluted	223,800,400	212,593,719	215,716,239	211,781,620

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$46,878	$(528,902)	$(455,980)	$(1,281,203)
Accretion of redeemable noncontrolling interests	(4,245)	6,990	(4,210)	(5,955)
Basic and diluted net income (loss) available to common stockholders of Live Nation	$42,633	$(521,912)	$(460,190)	$(1,287,158)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$86,867	$(542,458)	$(446,315)	$(1,363,964)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	852	(2,249)	10,160	(38,845)
Realized loss on cash flow hedge	1,991	1,854	5,853	3,207
Foreign currency translation adjustments	(12,008)	21,983	(10,001)	(40,866)
Comprehensive income (loss)	77,702	(520,870)	(440,303)	(1,440,468)
Comprehensive income (loss) attributable to noncontrolling interests	39,989	(13,556)	9,665	(82,761)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$37,713	$(507,314)	$(449,968)	$(1,357,707)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767
Non-cash and stock-based compensation	—	—	27,318	—	—	—	—	27,318	—
Common stock issued under stock plans, net of shares withheld for employee taxes	151,280	1	(4,523)	—	—	—	—	(4,522)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	70,011	1	2,238	—	—	—	—	2,239	—
Sale of common shares	5,239,259	52	449,363	—	—	—	—	449,415	—
Acquisitions	—	—	—	—	—	—	7,117	7,117	230
Redeemable noncontrolling interests fair value adjustments	—	—	(4,245)	—	—	—	—	(4,245)	4,245
Contributions received	—	—	—	—	—	—	1,329	1,329	—
Cash distributions	—	—	—	—	—	—	(8,341)	(8,341)	(2,749)
Other	—	—	—	—	—	—	(331)	(331)	—
Comprehensive income (loss):
Net income	—	—	—	46,878	—	—	30,135	77,013	9,854
Unrealized gain on cash flow hedge	—	—	—	—	—	852	—	852	—
Realized loss on cash flow hedge	—	—	—	—	—	1,991	—	1,991	—
Foreign currency translation adjustments	—	—	—	—	—	(12,008)	—	(12,008)	—
Balances at September 30, 2021	221,849,027	$2,218	$2,903,613	$(3,132,813)	$(6,865)	$(170,997)	$363,068	$(41,776)	$262,347

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	80,165	—	—	—	—	80,165	—
Common stock issued under stock plans, net of shares withheld for employee taxes	812,829	8	(24,593)	—	—	—	—	(24,585)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,329,951	13	12,162	—	—	—	—	12,175	—
Sale of common shares	5,239,259	52	449,363	—	—	—	—	449,415	—
Acquisitions	—	—	—	—	—	—	7,117	7,117	828
Purchases of noncontrolling interests	—	—	3,775	—	—	—	(2,577)	1,198	(1,698)
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(4,210)	—	—	—	—	(4,210)	4,210
Contributions received	—	—	—	—	—	—	16,522	16,522	95
Cash distributions	—	—	—	—	—	—	(20,852)	(20,852)	(4,780)
Other	—	—		—	—	—	(2,452)	(2,452)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(455,980)	—	—	18,422	(437,558)	(8,757)
Unrealized gain on cash flow hedge	—	—	—	—	—	10,160	—	10,160	—
Realized loss on cash flow hedge	—	—	—	—	—	5,853	—	5,853	—
Foreign currency translation adjustments	—	—	—	—	—	(10,001)	—	(10,001)	—
Balances at September 30, 2021	221,849,027	$2,218	$2,903,613	$(3,132,813)	$(6,865)	$(170,997)	$363,068	$(41,776)	$262,347

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2020	212,523,147	$2,125	$2,295,069	$(1,704,599)	$(6,865)	$(243,805)	$341,605	$683,530	$334,228
Non-cash and stock-based compensation	—	—	56,696	—	—	—	—	56,696	—
Common stock issued under stock plans, net of shares withheld for employee taxes	979,124	10	(25,489)	—	—	—	—	(25,479)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	320,731	3	6,683	—	—	—	—	6,686	—
Acquisitions	—	—	—	—	—	—	10,480	10,480	7,349
Divestitures	—	—	—	—	—	—	(1)	(1)	—
Purchases of noncontrolling interests	—	—	20,882	—	—	—	(426)	20,456	(33,406)
Redeemable noncontrolling interests fair value adjustments	—	—	6,990	—	—	—	—	6,990	(6,990)
Contributions received	—	—	—	—	—	—	1,101	1,101	446
Cash distributions	—	—	—	—	—	—	(3,242)	(3,242)	(1,916)
Other	—	—	184	—	—	—	(2,247)	(2,063)	16
Comprehensive loss:
Net loss	—	—	—	(528,902)	—	—	(816)	(529,718)	(12,740)
Unrealized loss on cash flow hedge	—	—	—	—	—	(2,249)	—	(2,249)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,854	—	1,854	—
Foreign currency translation adjustments	—	—	—	—	—	21,983	—	21,983	—
Balances at September 30, 2020	213,823,002	$2,138	$2,361,015	$(2,233,501)	$(6,865)	$(222,217)	$346,454	$247,024	$286,987

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	106,975	—	—	—	—	106,975	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,320,373	13	(33,154)	—	—	—	—	(33,141)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,240,567	12	8,402	—	—	—	—	8,414	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	45,802	45,802	19,248
Divestitures	—	—	—	—	—	—	592	592	—
Purchases of noncontrolling interests	—	—	13,943	—	—	—	(1,458)	12,485	(129,596)
Sales of noncontrolling interests	—	—	(8,161)	—	—	—	39,161	31,000	—
Redeemable noncontrolling interests fair value adjustments	—	—	(5,955)	—	—	—	—	(5,955)	5,955
Contributions received	—	—	—	—	—	—	2,568	2,568	446
Cash distributions	—	—	—	—	—	—	(15,925)	(15,925)	(15,548)
Other	—	—	(1)	—	—	—	(2,692)	(2,693)	17
Comprehensive loss:
Net loss	—	—	—	(1,281,203)	—	—	(39,728)	(1,320,931)	(43,033)
Unrealized loss on cash flow hedge	—	—	—	—	—	(38,845)	—	(38,845)	—
Realized loss on cash flow hedge	—	—	—	—	—	3,207	—	3,207
Foreign currency translation adjustments	—	—	—	—	—	(40,866)	—	(40,866)	—
Balances at September 30, 2020	213,823,002	$2,138	$2,361,015	$(2,233,501)	$(6,865)	$(222,217)	$346,454	$247,024	$286,987

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(446,315)	$(1,363,964)
Reconciling items:
Depreciation	167,170	184,391
Amortization	146,588	180,394
Amortization of non-recoupable ticketing contract advances	49,214	38,833
Deferred income tax expense (benefit)	4,365	(22,615)
Amortization of debt issuance costs and discounts	27,916	24,201
Non-cash compensation expense	80,165	106,965
Unrealized changes in fair value of contingent consideration	(6,998)	(25,745)
Equity in losses of nonconsolidated affiliates, net of distributions	6,396	8,266
Provision for uncollectible accounts receivable	(14,006)	48,413
Gain on sale of investments in nonconsolidated affiliates	(83,580)	(2,479)
Other, net	2,015	(12,681)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(690,105)	406,202
Decrease (increase) in prepaid expenses and other assets	(92,635)	1,793
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,323,448	(1,213,409)
Increase in deferred revenue	551,059	684,532
Net cash provided by (used in) operating activities	1,024,697	(956,903)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(24,476)	(12,232)
Collections of notes receivable	16,500	13,838
Investments made in nonconsolidated affiliates	(55,246)	(9,728)
Purchases of property, plant and equipment	(103,914)	(187,036)
Cash paid for acquisitions, net of cash acquired	(19,594)	(37,283)
Proceeds from sale of investments in nonconsolidated affiliates	80,593	3,753
Other, net	(5,622)	4,156
Net cash used in investing activities	(111,759)	(224,532)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	904,164	1,608,462
Payments on long-term debt	(93,168)	(24,202)
Contributions from noncontrolling interests	15,985	2,568
Distributions to noncontrolling interests	(25,632)	(31,473)
Purchases and sales of noncontrolling interests, net	(3,273)	(106,971)
Proceeds from sale of common stock, net of issuance costs	449,415	—
Proceeds from exercise of stock options	30,322	18,092
Taxes paid for net share settlement of equity awards	(42,731)	(42,818)
Payments for deferred and contingent consideration	(12,845)	(62,035)
Other, net	84	13
Net cash provided by financing activities	1,222,321	1,361,636
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(48,501)	(20,952)
Net increase in cash, cash equivalents, and restricted cash	2,086,758	159,249
Cash, cash equivalents and restricted cash at beginning of period	2,546,439	2,474,242
Cash, cash equivalents and restricted cash at end of period	$4,633,197	$2,633,491
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
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for a portion of artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales at our owned or operated venues and festivals and in some cases from third-party venues in advance of when the event occurs. We record these ticket sales as revenue when the event occurs. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.
Due to the unprecedented global stoppage of our concert and other events beginning in mid-March 2020 resulting from the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020 and do not expect 2021 will follow our typical seasonality trends even with the resumption of events late in the second quarter of 2021.
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
Included in the September 30, 2021 and December 31, 2020 cash and cash equivalents balance is $1.3 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts are included in accounts payable, client accounts.
Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement.
Nonconsolidated Affiliates
In general, nonconsolidated investments in which we own more than 20% of the common stock or otherwise exercise significant influence over an affiliate are accounted for under the equity method. We review the value of equity method investments and record impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If we obtain control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, we remeasure our investment to fair value first and then apply the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations. At September 30, 2021 and December 31, 2020, we had investments in nonconsolidated affiliates of $246.3 million and $170.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of September 30, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2021 and 2020.
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

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC
The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted our business through the first half of this year. Late in the second quarter, however, we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in the United States and United Kingdom. The restart of our operations has been executed with careful consideration of the safety and health of our fans, artists and employees through a mix of masking, testing and vaccination protocols at our events, venues and offices around the world.
Operating Results
While the first half of the year saw a material impact from the global COVID-19 pandemic, in the third quarter, ticket sales grew, new sponsor partners were signed and shows began to resume, primarily in the United States and United Kingdom. Our overall revenue for the quarter increased by $2.5 billion to $2.7 billion and for the nine months increased by $1.9 billion to $3.6 billion as compared to the same period of the prior year. The revenue increase during the quarter was across all of our segments as a result of more events going on sale and occurring globally, along with lower refunds, during the third quarter of 2021 as compared to the same period of the prior year. The increase in revenue during the first nine months of 2021 was primarily in our Concerts and Ticketing segments largely due to the resumption of shows and festivals late in the second quarter of 2021 and continuing into the third quarter of 2021 primarily in the United States and United Kingdom.
The event-related deferred revenue for our Concerts segment, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by September 30, 2021 for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the first nine months of 2021 have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. In addition, we have recorded an estimate of $20 million in Concerts for refunds that may occur in the future for shows we believe may be cancelled or rescheduled based on the data available on refunds resulting from the global shutdown of our live events. This estimate only impacts our financial position as a reclassification from deferred revenue to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after September 30, 2022 totaled $100.9 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment during the first nine months of 2021 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts segment where our promoters control the ticketing. Revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.
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
The restart of our operations is now well underway in the United States and United Kingdom and we expect the same to happen in other parts of the world as vaccination efforts gain momentum in mainland Europe, Asia-Pacific and Latin America. The reduction in live events due to the pandemic has had a negative impact on our operating results for the first nine months of 2021 and we expect certain markets to continue to be impacted in the fourth quarter as there is still uncertainty on the exact timing and pace of the recovery in certain markets where vaccination efforts are still underway.

NOTE 3—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our live events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements typically with terms ranging from 5 to 25 years at inception. Many of our definite-lived intangible assets are based on revenue-generating contracts and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses, and these businesses have been experiencing similar impacts to their operations, in line with what we are experiencing as a result of the pandemic. Based on our assessments, we have recorded impairment charges on certain of our definite-lived intangible assets, which are discussed below.
Late in the second quarter we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. We expect the same to happen in other parts of the world as vaccination efforts gain momentum in mainland Europe, Asia-Pacific and Latin America. The reduction in live events due to the pandemic has had a negative impact on our operating results for the first nine months of 2021 and we expect certain markets to continue to be impacted in the fourth quarter as there is still uncertainty on the exact timing and pace of the recovery in certain markets where vaccination efforts are still underway. As our larger venues have reopened and tours have resumed in the United States and United Kingdom and we expect other markets to reopen in the last quarter of 2021 and throughout 2022, we believe the underlying business supporting all of our long-lived assets will begin generating operating income once again.

Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Land, buildings and improvements	$1,292,025	$1,239,696
Computer equipment and capitalized software	901,725	887,637
Furniture and other equipment	423,517	424,363
Construction in progress	149,184	151,830
	2,766,451	2,703,526
Less: accumulated depreciation	1,724,597	1,602,112
	$1,041,854	$1,101,414

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2021:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2020:
Gross carrying amount	$496,074	$578,664	$147,956	$150,344	$72,283	$17,413	$1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	349,677	300,954	96,032	76,740	26,484	5,713	855,600
Gross carrying amount:
Acquisitions—current year	15,308	—	—	—	10,407	2,650	28,365
Acquisitions—prior year	5,558	—	—	—	—	—	5,558
Foreign exchange	(4,658)	(10,249)	(1,716)	(1,448)	158	2	(17,911)
Other (2)	(31,454)	(35,846)	(19,954)	(8,790)	(29,272)	(9,335)	(134,651)
Net change	(15,246)	(46,095)	(21,670)	(10,238)	(18,707)	(6,683)	(118,639)
Accumulated amortization:
Amortization	(55,420)	(49,813)	(11,444)	(11,106)	(15,357)	(3,448)	(146,588)
Foreign exchange	2,396	4,427	556	521	(189)	(4)	7,707
Other (2)	31,454	34,709	19,969	8,632	29,936	9,496	134,196
Net change	(21,570)	(10,677)	9,081	(1,953)	14,390	6,044	(4,685)
Balance as of September 30, 2021:
Gross carrying amount	480,828	532,569	126,286	140,106	53,576	10,730	1,344,095
Accumulated amortization	(167,967)	(288,387)	(42,843)	(75,557)	(31,409)	(5,656)	(611,819)
Net	$312,861	$244,182	$83,443	$64,549	$22,167	$5,074	$732,276

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of an artist management business in the United States and certain purchased software licenses.
The 2021 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	5
Non-compete agreements	2
All categories	4
The current year acquisitions amount above for technology intangibles includes software licenses acquired in the normal course of business.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. During the nine months ended September 30, 2021 and 2020, we reviewed definite-lived intangible assets that management determined had an indicator that remaining future operating cash flows over the acquisition-date estimated useful life may not support their carrying value, as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that certain of those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value.

For the nine months ended September 30, 2021, there were no significant impairment charges. For the nine months ended September 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $15.3 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. See Note 6—Fair Value Measurements for further discussion of the inputs used to determine the fair value.
Amortization of definite-lived intangible assets for the three months ended September 30, 2021 and 2020 was $46.1 million and $58.4 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $146.6 million and $180.4 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
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
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2020:
Goodwill	$1,318,273	$782,559	$463,734	$2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	882,910	782,559	463,734	2,129,203

Acquisitions—current year	5,947	—	—	5,947
Acquisitions—prior year	(1,817)	(3,888)	419	(5,286)
Dispositions	(150)	—	—	(150)
Foreign exchange	(9,541)	(4,791)	(5,663)	(19,995)

Balance as of September 30, 2021:
Goodwill	1,312,712	773,880	458,490	2,545,082
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$877,349	$773,880	$458,490	$2,109,719

We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
During the nine months ended September 30, 2021, we sold certain investments in nonconsolidated affiliates for $101.1 million in cash and noncash consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $83.6 million.
During the nine months ended September 30, 2021, we entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support. We recognized $25.0 million of noncash additions to investments in nonconsolidated affiliates which are included in other long-term assets on our consolidated balance sheets associated with these agreements.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$56,662	$59,923	$168,538	$180,478
Variable and short-term lease cost	44,552	10,545	57,548	43,275
Sublease income	(1,346)	(3,682)	(4,864)	(11,944)
Net lease cost	$99,868	$66,786	$221,222	$211,809
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
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$142,243	$154,471
Lease assets obtained in exchange for lease obligations, net of terminations	$79,703	$149,817
Future maturities of our operating lease liabilities at September 30, 2021 are as follows:

(in thousands)
October 1 - December 31, 2021	$39,264
2022	207,883
2023	210,108
2024	193,320
2025	181,720
Thereafter	1,543,848
Total lease payments	2,376,143
Less: Interest	816,783
Present value of lease liabilities	$1,559,360

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term (in years)	13.5	13.9
Weighted average discount rate	6.36%	6.31%
As of September 30, 2021, we have additional operating leases that have not yet commenced, with total lease payments of $266.7 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2021 to June 2030, with lease terms ranging from 1 to 20 years.
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
In September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility prior to expiration of the drawdown period on October 17, 2021. We intend to use the proceeds from the drawdown for general corporate purposes.
Long-term debt, which includes finance leases, consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$397,500	$—
Term loan B	856,570	938,125
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
Other long-term debt	112,930	125,226
Total principal amount	5,842,000	5,038,351
Less unamortized discounts and debt issuance costs	(108,881)	(129,840)
Total long-term debt, net of unamortized discounts and debt issuance costs	5,733,119	4,908,511
Less: current portion	46,214	53,415
Total long-term debt, net	$5,686,905	$4,855,096

Future maturities of long-term debt at September 30, 2021 are as follows:

(in thousands)
October 1, 2021 - December 31, 2021	$21,678
2022	589,658
2023	66,375
2024	1,351,506
2025	37,782
Thereafter	3,775,001
Total	$5,842,000
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

3.75% Senior Secured Notes due 2028
In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year and began on July 15, 2021, and the notes will mature on January 15, 2028. We may redeem some or all of the notes, at any time prior to January 15, 2024, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to January 15, 2024, at a price equal to 103.75% of the aggregate principal amount, plus accrued and unpaid interest thereon to the date of redemption. In addition, on or after January 15, 2024 we may redeem some or all of the notes at any time at redemption prices specified in the notes indenture, plus any accrued and unpaid interest to the date of redemption.
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

	Estimated Fair Value
	September 30, 2021			December 31, 2020
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$776,553	$—	$776,553	$282,696	$—	$282,696

Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2021	December 31, 2020
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,322,100	$1,340,688
3.75% Senior Secured Notes due 2028	$497,860	$—
4.75% Senior Notes due 2027	$966,986	$970,872
4.875% Senior Notes due 2024	$581,929	$581,480
5.625% Senior Notes due 2026	$312,237	$307,785
2.5% Convertible Senior Notes due 2023	$796,329	$720,764
2.0% Convertible Senior Notes due 2025	$459,180	$425,172

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

		Fair Value Measurements Using
Description	Fair Value Measurement	Level 1	Level 2	Level 3	Loss (Gain)
		(in thousands)
2020
Definite-lived intangible assets, net	$7,390	$—	$—	$7,390	$15,264

For the nine months ended September 30, 2021, there were no significant impairment charges. During the nine months ended September 30, 2020, we recorded impairment charges related to definite-lived intangible assets of $15.3 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, primarily as a result of the expected impacts from the global COVID-19 pandemic. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.

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
CIE Arbitration
In July 2019, we entered into agreements with Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”) and Grupo Televisa, S.A.B. (“TV”) to acquire an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. (“OCESA”) and certain other related subsidiaries of CIE. In May 2020, we notified CIE and TV that we were terminating our agreements with them and commenced binding arbitration proceedings, in New York, New York, before the International Court of

Arbitration of the International Chamber of Commerce (“ICC”), seeking a declaratory judgment that we had properly terminated the CIE purchase agreement and that any obligations thereunder were excused. In July 2020, CIE filed its response to our claims, seeking specific performance to require us to proceed with closing under the CIE purchase agreement and damages in an unspecified amount arising from our alleged failure to timely close. The matter has been assigned to a panel of arbitrators and a hearing had been scheduled to commence in June 2022. In September 2021, we entered into amendments to revive the previously terminated purchase agreements with CIE and TV and proceed with the acquisition of OCESA on modified terms. In connection with the purchase agreement amendment entered into with CIE, the pending arbitration matter before the ICC has been suspended pending the closing of the OCESA acquisition, and we and CIE have agreed to terminate the ICC arbitration and release any claims arising from the earlier termination of the purchase agreements upon completion of the acquisition.

NOTE 8—EQUITY
Common Stock
In September 2021, we completed the public offering of 5,239,259 shares of common stock. A portion of the proceeds of $455.3 million were used to pay estimated fees of $5.9 million, leaving approximately $449.4 million of net proceeds. We intend to use the net proceeds to fund the acquisition of 51% of the capital stock of OCESA and use any remaining proceeds for general corporate purposes.
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2021:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2020	$(31,587)	$(145,422)	$(177,009)
Other comprehensive income before reclassifications	10,160	(10,001)	159
Amount reclassified from AOCI	5,853	—	5,853
Net other comprehensive income	16,013	(10,001)	6,012
Balance at September 30, 2021	$(15,574)	$(155,423)	$(170,997)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares—basic	216,888,355	212,593,719	215,716,239	211,781,620
Effect of dilutive securities:
Stock options and restricted stock	6,912,045	—	—	—
Weighted average common shares—diluted	223,800,400	212,593,719	215,716,239	211,781,620

The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase shares of common stock	3,750	9,874,376	7,727,064	9,874,376
Restricted stock and deferred stock—unvested	91,275	3,713,249	3,207,115	3,713,249
Conversion shares related to the convertible senior notes	11,864,035	11,864,035	11,864,035	10,729,717
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	11,959,060	25,451,660	22,798,214	24,317,342

NOTE 9—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Late in the second quarter we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom.
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events have been or are being rescheduled to dates later in 2021 or 2022. For events that have been cancelled as of September 30, 2021, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event and where we have estimated future refunds, the deferred revenue has been reclassified to accrued expenses if not already refunded. The estimate of future refunds was developed by applying the percentage of future shows we believe could be rescheduled to the deferred revenue balances as of September 30, 2021 for those impacted quarters, and then applying a venue-specific refund take rate. The venue-specific refund take rates are based on the refunds we have issued since we ceased all our tours and closed our venues in mid-March 2020 through the end of the first quarter of 2021.
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

Concerts
Concerts revenue, including intersegment revenue, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total Concerts Revenue	$2,151,596	$154,791	$2,677,970	$1,290,007
Percentage of consolidated revenue	79.7%	84.1%	75.1%	79.4%
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
Ticketing
Ticketing revenue, including intersegment revenue, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total Ticketing Revenue	$374,237	$(19,822)	$646,560	$177,436
Percentage of consolidated revenue	13.9%	*	18.1%	10.9%

*	Percentage is not meaningful.
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
At September 30, 2021 and December 31, 2020, we had ticketing contract advances of $94.0 million and $63.5 million, respectively, recorded in prepaid expenses and $80.5 million and $87.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $20.5 million and $6.7 million for the three months ended September 30, 2021 and 2020, respectively, and $49.2 million and $38.8 million for the nine months ended September 30, 2021 and 2020, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Total Sponsorship & Advertising Revenue	$174,449	$47,927	$241,657	$156,560
Percentage of consolidated revenue	6.5%	26.0%	6.8%	9.6%
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
At September 30, 2021, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 12%, 37%, 19% and 32% of this revenue in the remainder of 2021, 2022, 2023 and thereafter, respectively.
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
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Concerts	$278,557	$11,539	$330,852	$281,017
Ticketing	24,159	4,023	31,950	25,231
Sponsorship & Advertising	43,437	824	58,070	17,408
Other & Corporate	—	1,364	—	3,402
	$346,153	$17,750	$420,872	$327,058
As of September 30, 2021, approximately 15.4% of the current deferred revenue balance from December 31, 2020 is expected to be recognized in 2021 and thus such amounts remain in current deferred revenue. In addition, as of September 30,

2021, approximately 14.9% of the current deferred revenue balance from December 31, 2020 has been or is expected to be refunded to fans as the corresponding events have been cancelled or refunds were or are expected to be requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. Our long-term deferred revenue balance has increased as events have been rescheduled into the fourth quarter of 2022 in markets still experiencing severe impacts from the global COVID-19 pandemic. We had long-term deferred revenue of $149.4 million and $88.6 million at September 30, 2021 and December 31, 2020, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 10—STOCK-BASED COMPENSATION
The following is a summary of stock-based compensation expense recorded during the respective periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Selling, general and administrative expenses	$18,826	$47,590	$50,636	$82,802
Corporate expenses	8,492	9,105	29,529	24,163
Total	$27,318	$56,695	$80,165	$106,965
The decrease in stock-based compensation expense for the three and nine months ended September 30, 2021 as compared to the same periods of the prior year is primarily due to lower expense in 2021 associated with restricted stock awards issued in 2020 and 2021 with a three to six month vesting period in lieu of cash payments for certain compensation owed to employees, as part of our cash savings initiative in connection with the global COVID-19 pandemic.

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
The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2021 and 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended September 30, 2021
Revenue	$2,151,596	$374,237	$174,449	$543	$—	$(2,103)	$2,698,722
Direct operating expenses	1,822,537	111,197	38,281	—	—	(2,103)	1,969,912
Selling, general and administrative expenses	303,378	116,796	26,247	508	—	—	446,929

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Depreciation and amortization	59,541	32,040	7,166	10	2,478	—	101,235
Loss (gain) on disposal of operating assets	(1,098)	(66)	—	—	16	—	(1,148)
Corporate expenses	—	—	—	—	44,649	—	44,649
Operating income (loss)	$(32,762)	$114,270	$102,755	$25	$(47,143)	$—	$137,145
Intersegment revenue	$1,473	$630	$—	$—	$—	$(2,103)	$—

Three Months Ended September 30, 2020
Revenue	$154,791	$(19,822)	$47,927	$806	$—	$316	$184,018
Direct operating expenses	113,283	8,503	8,647	—	—	316	130,749
Selling, general and administrative expenses	257,131	126,518	18,891	3,394	—	—	405,934
Depreciation and amortization	65,794	42,565	6,634	2,192	2,753	—	119,938
Loss (gain) on disposal of operating assets	208	(1)	—	1	—	—	208
Corporate expenses	—	—	—	—	31,630	—	31,630
Operating income (loss)	$(281,625)	$(197,407)	$13,755	$(4,781)	$(34,383)	$—	$(504,441)
Intersegment revenue	$(286)	$(30)	$—	$—	$—	$316	$—

Nine Months Ended September 30, 2021
Revenue	$2,677,970	$646,560	$241,657	$2,173	$—	$(3,083)	$3,565,277
Direct operating expenses	2,108,617	188,330	53,134	—	—	(3,083)	2,346,998
Selling, general and administrative expenses	713,922	317,451	65,046	2,257	—	—	1,098,676
Depreciation and amortization	180,877	103,406	21,837	32	7,606	—	313,758
Loss (gain) on disposal of operating assets	(988)	(66)	—	—	16	—	(1,038)
Corporate expenses	—	—	—	—	100,195	—	100,195
Operating income (loss)	$(324,458)	$37,439	$101,640	$(116)	$(107,817)	$—	$(293,312)
Intersegment revenue	$1,473	$1,610	$—	$—	$—	$(3,083)	$—
Capital expenditures	$59,367	$30,627	$4,930	$—	$15,315	$—	$110,239

Nine Months Ended September 30, 2020
Revenue	$1,290,007	$177,436	$156,560	$2,407	$—	$(2,615)	$1,623,795
Direct operating expenses	1,046,405	120,967	34,369	—	—	(2,615)	1,199,126
Selling, general and administrative expenses	762,961	411,875	59,661	8,810	—	—	1,243,307
Depreciation and amortization	202,352	125,054	21,766	6,630	8,983	—	364,785
Loss on disposal of operating assets	896	—	—	1	—	—	897
Corporate expenses	—	—	—	—	80,858	—	80,858
Operating income (loss)	$(722,607)	$(480,460)	$40,764	$(13,034)	$(89,841)	$—	$(1,265,178)
Intersegment revenue	$811	$1,804	$—	$—	$—	$(2,615)	$—
Capital expenditures	$98,790	$58,515	$4,709	$—	$6,239	$—	$168,253

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

Executive Overview

In the third quarter, we saw a meaningful restart of our operations which was reflected in our financials and key performance indicators. As a result, this was our best quarter in the last two years. After nearly a year and a half of very limited events and ticket sales, shows began to play off in our key markets and on-sales for future events continue to grow. In particular, we saw outdoor amphitheater events as well as festivals take place in the United States and United Kingdom with enthusiastic fan response. Despite the operational challenges associated with ramping up our concerts in a compressed timeframe, increased health and safety protocols, and a generally tighter labor market, we were able to successfully deliver every planned concert, increase overall per fan profitability, and deliver our first positive operating income in two years. This has been done with careful consideration of the safety and health of our fans, artists and employees via a mix of masking, testing and vaccination protocols. We have seen record festival attendance at a number of our events this year and little pushback on our vaccine requirements in the United States; in fact, recent surveys reveal an improvement to the fan experience versus 2019. Emerging from the pandemic, our organization has streamlined its operations, reduced costs and focused its cash management strategies for future flexibility. In the United States and United Kingdom, our reopening is well underway while other parts of the world catch up as vaccination efforts gain momentum in mainland Europe, Asia-Pacific and Latin America. A key leading indicator of the future health of our business is transacted ticket sales and for the third quarter, our United States and United Kingdom markets had double-digit growth versus the third quarter of 2019. Sales were notably strong for concert events in both markets and sporting events in the United States.
Our revenue increased by $2.5 billion in the third quarter, from $184 million in 2020 to $2.7 billion in 2021. All three of our segments reported revenue growth due to more events, higher ticket sales and increased sponsor fulfillment over the past three months. As a result, our operating income improved by $642 million, from a loss of $504 million in 2020 to an income of $137 million in 2021. The improvement resulted from both increased events, ticket sales and sponsor client activation partially offset by higher selling, general and administrative expenses as we brought employees back from furlough and began hiring new roles to execute 2021 events through the remainder of the year and prepare for 2022. For the first nine months of 2021, our revenue increased by $1.9 billion, from $1.6 billion in 2020 to $3.6 billion in 2021, which was largely due to our business re-

starting in mid-summer of this year versus operations limited to January through mid-March of 2020. Our operating loss improved by $1.0 billion or 77%, from $1.3 billion in 2020 to $293 million in 2021. The improvement was due to the revenue growth as well as reduced selling, general and administrative, and depreciation and amortization costs in the first nine months of this year. For the third quarter and year-to-date, the impact of changes in foreign exchange rates did not materially impact our year-over-year variances.
Our Concerts segment revenue for the third quarter increased by $2.0 billion, from $155 million in 2020 to $2.2 billion in 2021. The revenue growth was a result of increased shows and fans this quarter as well as ancillary spend per fan at our events. The number of events for the third quarter of 2021 was nearly 5,600 compared to approximately 400 events in the third quarter of last year. The number of fans for the third quarter of 2021 was nearly 17 million compared to approximately 265 thousand in the third quarter of last year. The growth was largely in the United States and United Kingdom. Concerts operating loss for the third quarter improved by $249 million, from a loss of $282 million in 2020 to $33 million in 2021. The improvement was primarily due to more shows this year as well as an increase in net ancillary spend per fan at our amphitheater and festival events. Our amphitheater net ancillary spend per fan grew by double digits compared to 2019 as a result of higher consumption and our transition to cashless transactions. At our major festivals that had over 100 thousand fans, we also saw robust growth in onsite spend with our ancillary per fan increasing by double-digits over 2019. And while we have seen some adverse impacts in our operating expenses per show due to labor shortages and supply chain issues, our spend per fan metrics have outpaced the higher costs. For the first nine months, our Concerts segment revenue increased by $1.4 billion, from $1.3 billion in 2020 to $2.7 billion in 2021. The growth in the second and third quarters more than offset the revenue generated in January through mid-March of 2020, prior to the pandemic related shut-down. Concerts operating loss for the first nine months improved by $398 million, from $723 million in 2020 to $324 million in 2021. The improvement was driven by the return of shows and fans, higher on-site spend and ticket prices as well as lower selling, general and administrative costs.
Our Ticketing segment revenue for the third quarter increased by $394 million, from negative $20 million in 2020 to positive $374 million in 2021. The improvement resulted from an increase in ticket sales, stronger pricing, and a reduction in ticket refunds this year. Excluding refunds, we sold 49 million fee-bearing tickets in the third quarter of this year compared to 7 million tickets in the third quarter of last year. The improvement was almost entirely driven by sales in the United States and the United Kingdom, largely for concert and sporting events. Our resale business bounced back dramatically in the third quarter with our highest National Football League sales quarter ever and the month of September was our highest resale gross transaction value month ever. Ticketing operating income for the third quarter improved by $312 million, from a $197 million loss in 2020 to income of $114 million in 2021. The improvement in operating results was largely driven by increased ticket sales, strong ticket pricing and higher ancillary revenue streams. For the first nine months, Ticketing revenue increased by $469 million, from $177 million in 2020 to $647 million in 2021. This was mostly driven by the reduction in refunds across our global Ticketing segment as refunded tickets declined from 23 million for the first nine months of last year to 13 million for the first nine months of this year. Excluding refunds, we sold 89 million tickets for the first nine months of this year compared to 52 million tickets for the first nine months of last year with most of these being transacted prior to the pandemic. Operating income improved by $518 million, from a loss of $480 million in 2020 to income of $37 million in 2021. This was largely driven by reduced ticket refunds as well as cost savings in the first nine months of this year as compared to last year.
Our Sponsorship & Advertising segment revenue for the third quarter increased by $127 million, from $48 million in 2020 to $174 million in 2021. The improvement was due to higher activations with our marketing partners due to more events going on sale, venues re-opening and supplying more advertising content to our clients. Even with a greatly compressed sales window, we saw strong sales for many of our larger festivals and our sponsorship revenue per fan at our United Kingdom events grew compared to 2019. Operating income for the third quarter increased by $89 million, from $14 million in 2020 to $103 million in 2021. The improvement was due to more sponsor and online advertising activations resulting from the restart of live events and rapidly increasing ticket sales, particularly in the United States. For the first nine months, Sponsorship & Advertising revenue increased by $85 million, from $157 million in 2020 to $242 million in 2021. The growth in the second and third quarters more than offset the revenue generated in January through mid-March of 2020 when our business was fully open. Operating income for the first nine months increased by $61 million, from $41 million in 2020 to $102 million in 2021 for the same reasons discussed above.
As ticket sales return and events scale up in key markets, we continue to focus on mitigating the financial impact of the shutdown. We are balancing our ramp-up with the cost-savings initiatives we implemented across the organization and are also protecting our liquidity by managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The pace of the recovery continues to depend on each market’s containment efforts and expeditious rollout of approved vaccines and treatments for COVID-19. The progress and momentum over the last two quarters has made us even more optimistic about the long-term potential of our company and the unique power of live shows to unite people.

Recent Events

In September 2021, we agreed to proceed with the previously announced acquisition of an aggregate 51% interest in OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V. (“CIE”). The closing of the acquisition is subject to customary closing conditions, including Mexican regulatory approvals. We have submitted our initial concentration notice filings to, and responded to initial requests for information from, the regulatory authorities in Mexico, and we are awaiting further responses from them in connection with their review of our initial filings. We could receive responses from the regulatory authorities by the end of November, which would allow the parties to proceed to close the transaction in the fourth quarter of 2021 if it is re-approved within that time frame.

Impact of the Global COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted our business through the first half of this year. Late in the second quarter, however, we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. The restart of our operations has been executed with careful consideration of the safety and health of our fans, artists and employees through a mix of masking, testing and vaccination protocols at our events, venues and offices around the world.
Operating Results
The impact of the global COVID-19 pandemic to our operating results are discussed in Part I—Financial Information—Item 1. Financial Statements—Note 2—COVID-19 Impacts.
Cash and available liquidity
We currently have approximately $571.3 million available for future borrowings under our senior secured credit facility, net of outstanding letters of credit. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028 and in September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility and completed the public offering of 5,239,259 shares of common stock for $449.4 million of net proceeds. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs. Additionally, our senior secured credit facility has a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021, when we will revert to a net leverage covenant. We believe these additional debt and equity issuances, along with our liquidity covenant, allow us the flexibility to manage our business through the disruption that we continue to experience into 2021 and fund the acquisition of 51% of the capital stock of OCESA.
As of September 30, 2021, our total cash and cash equivalents balance was $4.6 billion, which included $1.3 billion of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $571.3 million, gives us the liquidity to fund our operations during the pandemic and as our markets begin reopening. Our total cash includes event-related deferred revenue the amount of which can fluctuate over the course of the year, but given the shift of shows into 2022, we expect this number to remain above seasonally normal levels throughout 2021.
Event-related deferred revenue consists of cash held by our Concerts segment for future shows, with approximately half the funds associated with upcoming shows in the United States and half for international shows as of September 30, 2021. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets.
Cost and Cash Management Programs
In response to the impacts the COVID-19 pandemic has had and continues to have on our business globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash while our business was shut down. As part of these cost reduction efforts, we implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60% during 2020. We began eliminating the salary reductions in January 2021 and fully restored salaries during the second quarter. Additional cost reduction efforts include hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing. As our business scales back up, we are beginning to reinvest in our growth while continuing to closely monitor our cash flow and liquidity.

We continue to make use of government support programs globally. In most European and Asia-Pacific markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there were payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we have filed for payroll support under the Employee Retention Credit program established as part of the CARES Act. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
Based on these actions and assumptions regarding the impact of the global COVID-19 pandemic, we believe that we will remain in compliance with our debt covenants throughout 2021 and be able to generate sufficient liquidity and profitability to satisfy our obligations for the next twelve months, prior to giving effect to any additional financings that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our leverage, liquidity and profitability requirements will be correct because we have never previously experienced a complete cessation of our live events and the magnitude, duration and speed of the global pandemic is unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Implementing a Return to Business
We are currently implementing steps for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We are returning to work in local markets in appropriate numbers with expanded cleaning and any social distancing or other regulations. Similarly, we are resuming concerts when the time is right on a market by market basis. We recognize that as concerts have started back up, the experience at our venues has changed, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. The reopening of concerts is happening on a market by market basis, and given we operate in 46 countries globally, the timelines will vary from now to not for several months or beyond. In the markets where we have reopened, cancellation rates are declining back to historical levels prior to the pandemic.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	4,235	219	5,695	5,016
International	1,328	141	2,252	2,571
Total estimated events	5,563	360	7,947	7,587
Estimated fans:
North America	13,425	204	14,151	5,943
International	3,427	61	4,562	4,779
Total estimated fans	16,852	265	18,713	10,722
Ticketing (2)
Estimated number of fee-bearing tickets sold	43,296	1,323	76,222	28,658
Estimated number of non-fee-bearing tickets sold	39,798	8,392	78,174	70,031
Total estimated tickets sold	83,094	9,715	154,396	98,689
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements, which may result in a negative number. Fee-bearing tickets sold above are net of refunds of 5.8 million and 5.2 million tickets for the three months ended September 30, 2021 and 2020, respectively, and 12.9 million and 23.2 million tickets for the nine months ended September 30, 2021 and 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended September 30, 2021
Concerts	$(32,762)	$14,226	$(1,098)	$59,541	$—	$19,671	$59,578
Ticketing	114,270	3,310	(66)	32,040	21,700	500	171,754
Sponsorship & Advertising	102,755	1,290	—	7,166	—	—	111,211
Other and Eliminations	25	—	—	10	(1,214)	—	(1,179)
Corporate	(47,143)	8,492	16	2,478	—	473	(35,684)
Total	$137,145	$27,318	$(1,148)	$101,235	$20,486	$20,644	$305,680
Three Months Ended September 30, 2020
Concerts	$(281,625)	$39,635	$208	$65,794	$—	$2,603	$(173,385)
Ticketing	(197,407)	5,422	(1)	42,565	9,178	(1,693)	(141,936)
Sponsorship & Advertising	13,755	2,533	—	6,634	—	—	22,922
Other and Eliminations	(4,781)	—	1	2,192	(2,471)	—	(5,059)
Corporate	(34,383)	9,105	—	2,753	—	746	(21,779)
Total	$(504,441)	$56,695	$208	$119,938	$6,707	$1,656	$(319,237)
Nine Months Ended September 30, 2021
Concerts	$(324,458)	$34,170	$(988)	$180,877	$—	$11,389	$(99,010)
Ticketing	37,439	12,188	(66)	103,406	53,754	1,697	208,418
Sponsorship & Advertising	101,640	4,278	—	21,837	—	—	127,755
Other and Eliminations	(116)	—	—	32	(4,540)	—	(4,624)
Corporate	(107,817)	29,529	16	7,606	—	1,715	(68,951)
Total	$(293,312)	$80,165	$(1,038)	$313,758	$49,214	$14,801	$163,588
Nine Months Ended September 30, 2020
Concerts	$(722,607)	$66,376	$896	$202,352	$—	$(19,269)	$(472,252)
Ticketing	(480,460)	11,219	—	125,054	44,122	(750)	(300,815)
Sponsorship & Advertising	40,764	5,207	—	21,766	—	—	67,737
Other and Eliminations	(13,034)	—	1	6,630	(5,289)	—	(11,692)
Corporate	(89,841)	24,163	—	8,983	—	2,094	(54,601)
Total	$(1,265,178)	$106,965	$897	$364,785	$38,833	$(17,925)	$(771,623)

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$2,151,596	$154,791	*	$2,677,970	$1,290,007	*
Direct operating expenses	1,822,537	113,283	*	2,108,617	1,046,405	*
Selling, general and administrative expenses	303,378	257,131	18%	713,922	762,961	(6)%
Depreciation and amortization	59,541	65,794	(10)%	180,877	202,352	(11)%
Loss (gain) on disposal of operating assets	(1,098)	208	*	(988)	896	*
Operating loss	$(32,762)	$(281,625)	88%	$(324,458)	$(722,607)	55%
Operating margin	(1.5)%	*		(12.1)%	(56.0)%
AOI **	$59,578	$(173,385)	*	$(99,010)	$(472,252)	79%
AOI margin **	2.8%	*		(3.7)%	(36.6)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Concerts revenue increased $2.0 billion during the three months ended September 30, 2021 as compared to the same period of the prior year primarily due to the resumption of shows and festivals in major markets including the United States and United Kingdom as compared to the lack of events during the same period in 2020 driven by the global COVID-19 pandemic.
Operating results
Concerts operating loss decreased $248.9 million during the three months ended September 30, 2021 as compared to the same period of the prior year primarily driven by the resumption of shows and festivals in 2021 discussed above.

Nine Months
Revenue
Concerts revenue increased $1.4 billion during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to the resumption of shows and festivals in major markets including the United States and United Kingdom late in the second quarter of 2021 as compared to revenue generated in January through mid-March of 2020 when our business was fully open prior to the global COVID-19 pandemic.
Operating results
Concerts operating loss decreased $398.1 million during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily driven by the resumption of shows and festivals during 2021 discussed above. In addition, we recorded $15.3 million of impairment charges in the first nine months of 2020 primarily associated with revenue-generating contracts and client/vendor relationships intangible assets. There were no significant impairments recorded in the first nine months of 2021.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$374,237	$(19,822)	*	$646,560	$177,436	*
Direct operating expenses	111,197	8,503	*	188,330	120,967	56%
Selling, general and administrative expenses	116,796	126,518	(8)%	317,451	411,875	(23)%
Depreciation and amortization	32,040	42,565	(25)%	103,406	125,054	(17)%
Gain on disposal of operating assets	(66)	(1)	*	(66)	—	*
Operating income (loss)	$114,270	$(197,407)	*	$37,439	$(480,460)	*
Operating margin	30.5%	*		5.8%	*
AOI **	$171,754	$(141,936)	*	$208,418	$(300,815)	*
AOI margin **	45.9%	*		32.2%	*
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Ticketing revenue increased $394.1 million during the three months ended September 30, 2021 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale due to the resumption of concerts and sporting events in the third quarter of 2021, strong ticket pricing and lower ticket refunds in 2021.
Operating results
Ticketing operating income for the three months ended September 30, 2021 was $114.3 million as compared to an operating loss of $197.4 million for the same period of the prior year primarily driven by the increased ticketing activity discussed above along with lower ticket refunds in 2021.

Nine Months
Revenue
Ticketing revenue increased $469.1 million during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale due to the resumption of concerts and sporting events in the second quarter of 2021, strong ticket pricing and lower ticket refunds in 2021.
Operating results
Ticketing operating income for the nine months ended September 30, 2021 was $37.4 million as compared to an operating loss of $480.5 million for the same period of the prior year primarily driven by the increased ticketing activity discussed above along with cost reduction measures implemented in the second quarter of 2020 continuing into 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participating in government support programs globally.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2021	2020		2021	2020
	(in thousands)			(in thousands)
Revenue	$174,449	$47,927	*	$241,657	$156,560	54%
Direct operating expenses	38,281	8,647	*	53,134	34,369	55%
Selling, general and administrative expenses	26,247	18,891	39%	65,046	59,661	9%
Depreciation and amortization	7,166	6,634	8%	21,837	21,766	*
Operating income	$102,755	$13,755	*	$101,640	$40,764	*
Operating margin	58.9%	28.7%		42.1%	26.0%
AOI **	$111,211	$22,922	*	$127,755	$67,737	89%
AOI margin **	63.7%	47.8%		52.9%	43.3%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition and reconciliation of AOI and AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $126.5 million during the three months ended September 30, 2021 as compared to the same period of the prior year primarily due to increased activity in national sponsorship programs, festival sponsorships and online advertising in North America due to the resumption of concert events and festivals in the third quarter of 2021.
Operating results
Sponsorship & Advertising operating income increased $89.0 million during the three months ended September 30, 2021 as compared to the same period of the prior year primarily driven by higher sponsorship activity discussed above.

Nine Months
Revenue
Sponsorship & Advertising revenue increased $85.1 million during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to increased activity in national sponsorship programs, festival sponsorships and online advertising in North America due to the resumption of concert events and festivals in the second quarter of 2021.
Operating results
Sponsorship & Advertising operating income increased $60.9 million during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily driven by the higher sponsorship activity discussed above.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2021			2020
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$2,698,722	$(22,946)	$2,675,776	$184,018	*	*
Operating expenses:
Direct operating expenses	1,969,912	(15,926)	1,953,986	130,749	*	*
Selling, general and administrative expenses	446,929	(4,515)	442,414	405,934	10%	9%
Depreciation and amortization	101,235	(1,109)	100,126	119,938	(16)%	(17)%
Loss (gain) on disposal of operating assets	(1,148)	—	(1,148)	208	*	*
Corporate expenses	44,649	(4)	44,645	31,630	41%	41%
Operating income (loss)	137,145	$(1,392)	$135,753	(504,441)	*	*
Operating margin	5.1%		5.1%	*
Interest expense	70,407			66,093
Interest income	(1,333)			(2,810)
Equity in losses (earnings) of nonconsolidated affiliates	(7,025)			2,615
Gain from sale of investments in nonconsolidated affiliates	(30,633)			(2,514)
Other expense (income), net	12,441			(8,463)
Income (loss) before income taxes	93,288			(559,362)
Income tax expense (benefit)	6,421			(16,904)
Net income (loss)	86,867			(542,458)
Net income (loss) attributable to noncontrolling interests	39,989			(13,556)
Net income (loss) attributable to common stockholders of Live Nation	$46,878			$(528,902)
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates increased $28.1 million during the three months ended September 30, 2021 as compared to the same period of the prior year primarily due to the sale of certain cost basis investments during the three months ended September 30, 2021.
Other expense (income), net
Other expense (income), net was a loss of $12.4 million during the three months ended September 30, 2021 and includes net foreign exchange rate losses of $11.6 million. Other expense (income), net was income of $8.5 million during the three months ended September 30, 2020 and includes net foreign exchange rate gains of $5.7 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was net income of $40.0 million during the three months ended September 30, 2021 as compared to a net loss of $13.6 million for the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during the third quarter of 2021 due to the resumption of events in the third quarter of 2021.

Nine Months

	Nine Months Ended September 30,				% Change
	2021			2020
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,565,277	$(46,575)	$3,518,702	$1,623,795	*	*
Operating expenses:
Direct operating expenses	2,346,998	(28,853)	2,318,145	1,199,126	96%	93%
Selling, general and administrative expenses	1,098,676	(22,695)	1,075,981	1,243,307	(12)%	(13)%
Depreciation and amortization	313,758	(6,562)	307,196	364,785	(14)%	(16)%
Loss (gain) on disposal of operating assets	(1,038)	(4)	(1,042)	897	*	*
Corporate expenses	100,195	(30)	100,165	80,858	24%	24%
Operating loss	(293,312)	$11,569	$(281,743)	(1,265,178)	77%	78%
Operating margin	(8.2)%		(8.0)%	(77.9)%
Interest expense	210,146			162,781
Interest income	(3,953)			(9,712)
Equity in losses (earnings) of nonconsolidated affiliates	(4,608)			6,656
Gain from sale of investments in nonconsolidated affiliates	(83,580)			(2,479)
Other expense (income), net	19,903			(9,043)
Loss before income taxes	(431,220)			(1,413,381)
Income tax expense (benefit)	15,095			(49,417)
Net loss	(446,315)			(1,363,964)
Net income (loss) attributable to noncontrolling interests	9,665			(82,761)
Net loss attributable to common stockholders of Live Nation	$(455,980)			$(1,281,203)
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Interest expense
Interest expense increased $47.4 million, or 29%, during the nine months ended September 30, 2021 as compared to the same period of the prior year due to additional interest costs from the issuance of our 2.0% convertible senior notes in February 2020, the issuance of our 6.5% senior secured notes in May 2020 and the issuance of our 3.75% senior secured notes in January 2021.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates increased $81.1 million during the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to the sale of certain cost basis investments during the first nine months of 2021.
Other expense (income), net
Other expense (income), net was a net loss of $19.9 million during the nine months ended September 30, 2021 and includes net foreign exchange rate losses of $14.0 million. Other expense (income), net was net income of $9.0 million during the nine months ended September 30, 2020 and includes net foreign exchange rate gains of $4.6 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.

Income tax expense (benefit)
For the nine months ended September 30, 2021, we had a net tax expense of $15.1 million on a loss before income taxes of $431.2 million compared to a net tax benefit of $49.4 million on a loss before income taxes of $1.4 billion for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the income tax expense consisted of $9.2 million related to foreign entities, $5.0 million related to United States federal taxes, and $0.9 million related to state and local income taxes. The net increase in tax expense of $64.5 million was primarily due to profits in certain non-United States jurisdictions and other discrete tax benefits recorded in the first nine months of 2020.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was net income of $9.7 million during the nine months ended September 30, 2021 as compared to a net loss of $82.8 million for the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during the first nine months of 2021 due to the resumption of events in 2021.
Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic has had and continues to have on our business, we have taken certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which, among other things, substitutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025 and in May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028 and in September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility and completed the public offering of 5,239,259 shares of common stock for $449.4 million of net proceeds. As a result, we believe these amendments and additional debt and equity issuances will allow us the flexibility to manage our business through the disruption we continue to experience into 2021 and fund the acquisition of 51% of the capital stock of OCESA.
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
Our balance sheet reflects cash and cash equivalents of $4.6 billion at September 30, 2021 and $2.5 billion at December 31, 2020. Included in the September 30, 2021 and December 31, 2020 cash and cash equivalents balances are $1.3 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $991.2 million in cash and cash equivalents, excluding client cash, at September 30, 2021. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.7 billion and $4.9 billion at September 30, 2021 and December 31, 2020, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at September 30, 2021.
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
In September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility prior to expiration of the drawdown period on October 17, 2021. We intend to use the proceeds from the drawdown for general corporate purposes.
In September 2021, we completed the public offering of 5,239,259 shares of common stock. A portion of the gross proceeds of $455.3 million were used to pay estimated fees of $5.9 million, leaving approximately $449.4 million of net proceeds. We intend to use the net proceeds to fund the acquisition of 51% of the capital stock of OCESA and use any remaining proceeds for general corporate purposes.

Amended Senior Secured Credit Facility
In April and July 2020, we amended our senior secured credit facility and now have (i) a $400 million term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $425 million during the Restricted Period and $855 million after the Restricted Period, (y) the aggregate principal amount of voluntary prepayments of the term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) except during the Restricted Period, additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
For the term loan A, we are required to make quarterly payments increasing over time from $2.5 million to $5.0 million with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
There were no borrowings under the revolving credit facilities as of September 30, 2021. Based on our outstanding letters of credit of $58.7 million, $571.3 million was available for future borrowings from revolving credit facilities.
6.5% Senior Secured Notes Due 2027
In May 2020, we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year and the notes will mature on May 15, 2027. We may redeem some or all of the notes, at any time prior to May 15, 2023, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a “make-whole” premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to May 15, 2023, at a price equal to 106.5% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
As of September 30, 2021, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2021.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2021, we used $19.6 million of cash primarily for the acquisition of a venue in the United Kingdom and an artist management business in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Maintenance	$37,181	$55,999
Revenue generating	67,417	106,784
Total capital expenditures	$104,598	$162,783
Maintenance capital expenditures during the first nine months of 2021 decreased from the same period of the prior year primarily due to reductions for certain office facility and technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
Revenue generating capital expenditures during the first nine months of 2021 decreased from the same period of the prior year primarily due to lower spending in our amphitheater venues and a reduction in technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
We currently expect capital expenditures to be approximately $185 million for the full year of 2021 as we have accelerated the timing of certain projects in the second half of the year in response to the reopening of our business.

Cash Flows

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$1,024,697	$(956,903)
Investing activities	$(111,759)	$(224,532)
Financing activities	$1,222,321	$1,361,636

Operating Activities
Cash provided by operating activities was $1.0 billion for the nine months ended September 30, 2021 as compared to cash used in operating activities of $956.9 million for the same period of the prior year primarily due to increases in accounts payable, client accounts and accrued expenses resulting from the resumption of events in certain markets late in the second quarter of 2021 along with a reduction of net loss year over year partially offset by increases in accounts receivable.

Investing Activities
Cash used in investing activities decreased $112.8 million for the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to less cash paid for capital expenditures, along with higher proceeds from the sale of investments in nonconsolidated affiliates partially offset by an increase in investments in nonconsolidated affiliates. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash provided by financing activities decreased $139.3 million for the nine months ended September 30, 2021 as compared to the same period of the prior year primarily due to higher net proceeds in 2020 from debt issuances partially offset by proceeds from the sale of common stock and lower purchases of noncontrolling interests in 2021. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $148.1 million for the nine months ended September 30, 2021. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the nine months ended September 30, 2021 by $14.8 million. As of September 30, 2021, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar and Canadian Dollar. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At September 30, 2021, we had forward currency contracts outstanding with a notional amount of $43.6 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.8 billion of total debt, excluding debt discounts and issuance costs, outstanding as of September 30, 2021, of which $5.0 billion was fixed-rate debt and $0.8 billion was floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2021, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2021 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2021.

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
Based on their evaluation as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2021	402	$78.53
August 2021	1,514	$83.31
September 2021	440	$86.69
	2,356

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
2.2
First Amendment to the Stock Purchase Agreement dated September 13, 2021, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.
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
2.4
First Amendment to the Stock Purchase Agreement dated September 13, 2021, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A. de C.V. the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc. the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2021.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)