Form 10-K
period 2021-12-31
Live Nation Entertainment, Inc.
filed 2022-02-23
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021,
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $12.7 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 16, 2022, there were 224,625,821 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,021,605 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.
GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
VIE	Variable interest entity
Ticketmaster	The ticketing business of the Company

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

ITEM 1.    BUSINESS

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted our business through the first half of this year. Late in the second quarter, however, we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. The discussion below is based on operational metrics for 2021. Refer to Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Operating Metrics for 2019 operational metrics which are more representative of the size of our business.
Our Company
We believe that we are the largest live entertainment company in the world, connecting over 310 million fans across all of our concerts and ticketing platforms in 45 countries in 2021 and over 580 million fans in 2019 prior to the global COVID-19 pandemic.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting over 35 million fans to more than 17,200 events for over 4,400 artists in 2021. We connected nearly 98 million fans to more than 40,000 events for over 5,000 artists in 2019 prior to the global COVID-19 pandemic. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 320 venues, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl®, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2021, we had 100 managers providing services to more than 450 artists.

We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, mobile apps, numerous retail outlets and call centers, selling over 282 million tickets through our systems in 2021. Ticketmaster serves nearly 7,100 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Prior to the global COVID-19 pandemic, we sold over 485 million tickets through our systems and served nearly 11,500 clients worldwide in 2019.
We believe our global footprint is one of the world’s largest music advertising network for corporate brands and includes one of the world’s leading ecommerce websites, based on a comparison of gross sales of top internet retailers prior to the global COVID-19 pandemic.
Our principal executive offices are located at 9348 Civic Center Drive, Beverly Hills, California 90210 (telephone: 310-867-7000). Our principal website is www.livenationentertainment.com. Live Nation is listed on the New York Stock Exchange, trading under the symbol “LYV.”

Our Strategy
Our strategy is to grow our global leadership position in live entertainment, promote more shows, sell more tickets and partner with more sponsors, thereby increasing our revenue, earnings and cash flow. We serve artists, venues and sports teams and leagues to secure content and tickets; we invest in technology to build innovative products which advance our ticketing, digital presence, including mobile platforms, and advertising; and we are paid by advertisers that want to connect their brands with our passionate fan base.
Our core businesses surrounding the promotion of live events include ticketing and sponsorship and advertising. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into global markets and optimizing our cost structure. Our strategy is to grow and innovate through the initiatives listed below.
•Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artists, agents and managers, we believe we can continue to expand our concert base by delivering strong and consistent services. In December 2021 we acquired OCESA, one of the most prominent live event businesses globally with a robust business portfolio in ticketing, sponsorship, food and beverage, merchandise, and venue operations across Mexico and Latin America.
•Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization by improving ease of purchase including contactless payment and rollout of digital technology, through improved onsite products, merchandising, and enhanced experiences for our fans.
•Sell More Tickets and Invest in Product Improvements. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will continue to enhance our application programming interface features to reach a broader audience and expand our digital ticketing rollout, strengthening control over distribution for our clients and creating new and unique marketing opportunities. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events. We will continue to invest in our ticketing platforms and develop innovative products to build fan traffic to our sales channels, drive increased ticket sales, and continue to build our client base.
•Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market by further monetizing our fan base and portfolio of brands. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing the fans attending our shows each year. We will continue to develop and to scale new products in order to drive onsite and digital revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.

•Fans. We connected over 310 million fans to their favorite live event in 2021 and over 580 million fans in 2019 prior to the global COVID-19 pandemic. Our database of fans and their interests provides us with the means to efficiently market our shows to them.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. We promoted shows or tours for over 4,400 artists globally in 2021 and over 5,000 artists in 2019 prior to the global COVID-19 pandemic. In addition, through our artist management companies, we managed more than 450 artists in 2021 and more than 500 artists in 2019.
•Digital Platforms and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary commercial websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events. We also have both Live Nation and Ticketmaster mobile apps that our fans can use to access event information and buy tickets.
•Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 43 countries worldwide. In addition, we own, operate, have exclusive booking rights for, or have an equity interest in, 320 venues located across 45 countries as of the end of 2021, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 56 festivals globally in 2021 and 111 festivals globally in 2019 prior to the global COVID-19 pandemic. In addition, we believe that our global ticketing distribution network—which includes one of the largest ecommerce sites and related apps along with nearly 7,100 clients worldwide in 2021 and nearly 11,500 clients in 2019 — makes us the largest ticketing network in the world.
•Sponsors. We monetize our physical and digital assets through long-term sponsorship agreements and advertising. We employ a sales force of approximately 500 people that works with approximately 560 sponsors and nearly 1,200 in 2019 prior to the global COVID-19 pandemic, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure including Citibank, O2, American Express, Cisco, Hilton, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
For music tours, four to eight months typically elapse between initially booking artists and the first performances. Artists, in conjunction with promoters, managers and booking agents, set ticket prices and advertising plans. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and equipment.
Venue operators typically contract with promoters to have their venues rented for specific events on specific dates and receive fixed fees or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket scanning at the gate, and receive some or all of the revenue from concessions, merchandise, parking and premium seating.

Ticketing services generally refers to the sale of tickets primarily through online and mobile channels, but also include sales through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting its fee. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. The ticketing company will generally not earn a fee on these box office tickets.
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

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $4.7 billion, or 75.3%, of our total revenue during 2021. We promoted more than 17,200 live music and other events in 2021. While our Concerts segment traditionally operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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

Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through websites, mobile apps and ticket outlets. During 2021, we sold 35%, 63% and 2% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $1.1 billion, or 18.1%, of our total revenue during 2021, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold 132 million tickets in 2021 on which we were paid fees for our services. In addition, approximately 151 million tickets were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we did not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.
We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with our guidance and recommendations. Agreements with venue clients in North America and Australia generally grant us exclusive rights to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients in other international markets generally grant us the right to an allocation of tickets for events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Similarly, in such international markets we have venue agreements which provide Ticketmaster an allocation of tickets for all events at those venues. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and our clients, and generally subject to Ticketmaster approval, the client may allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. Due to these and other permitted third-party ticket distribution channels, we do not always sell all of our clients’ tickets, even at venues where we are the exclusive primary ticketing service provider, and the amount of tickets that we sell varies from client to client and from event to event, and also varies as to any given client from year to year.
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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $411.9 million, or 6.6%, of our total revenue during 2021. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
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
•Other Venues—Other venues includes restaurants, exhibition and convention halls that typically are not used for live music events.

The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest in as of December 31, 2021:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	1	—	—	1
Amphitheater	5,000 - 30,000	10	39	3	16	—	68
Arena	5,000 - 20,000	1	14	2	4	—	21
Theater	1,000 - 6,500	8	60	10	24	2	104
Club	Less than 1,000	4	40	1	12	—	57
Restaurants & Music Halls	1,000 - 2,000	2	13	—	—	—	15
Festival Sites (1)	Varies	2	—	37	—	—	39
Other Venues	Varies	—	12	—	—	3	15
Total venues in operation		27	178	54	56	5	320

Venues currently under construction		—	3	—	—	3	6
Venues not currently in operation		3	1	—	4	2	10

Total venues in operation by location:
North America		19	130	16	56	5	226
International		8	48	38	—	—	94
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

Some of our competitors in the live music promotion industry are Anschutz Entertainment Group, or AEG, Another Planet Entertainment, CTS Eventim, Jam Productions, Ltd., I.M.P., Outback Presents and TEG Dainty in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia and Australia. AEG operates under a number of different names including AEG Presents, Concerts West, Frontier Touring, Goldenvoice and Messina Touring Group. Some of our competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to us.
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venues and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale, notwithstanding federal and state prohibitions. We actively develop and apply methods to mitigate the impact of these bots, however, the bot technology constantly evolves and changes. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.
We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, SeatGeek, Ticketek, See Tickets and Dice; secondary ticketing companies such as StubHub, Vivid Seats, Viagogo and SeatGeek; and many others, including large technology and ecommerce companies that we understand have recently entered or could enter these markets.
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
•human health, safety, security and sanitation requirements;
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
We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union’s GDPR (as defined and discussed below in Item 1A.—Risk Factors) and the California Consumer Protection Act.
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
We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including our websites as well as existing and newly-constructed venues, be accessible to customers with disabilities. The ADA and the DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and the DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, the DDA and other similar ordinances, we may face substantial capital expenditures in the future.
From time to time, governmental bodies have proposed legislation that could affect our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Some jurisdictions have also proposed legislation that would restrict ticketing methods or mandate ticket inventory disclosure.
In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.

Our People and Culture
Bringing more than 17,200 events to life and connecting over 310 million fans across all of our concerts and ticketing platforms, as we did in 2021, is a massive undertaking, made possible by our thousands of employees spread across 45 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.
Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means our top priority is making sure that every employee can rely on us to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under seven core pillars, designed to support key life moments:

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
•Taking Care of Our Own: During life’s most difficult moments, we offer employees financial support to help them through a variety of crises, including unexpected deaths, natural disasters, and escaping domestic violence. To this end, in March 2020, in partnership with House of Blues Music Forward Foundation, we announced Crew Nation, a global relief fund offering financial support to live music crews to which we have donated over $10 million.
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
•Employee Resource Groups: Our seven employee-led groups with executive leaders as sponsors provide programs that focus on empowering underrepresented groups within our employee base through career development, networking, talent development, advocacy, non-profit support and community outreach.
•2025 Diversity Goals: We remain committed to reaching the ambitious goals we set to strengthen the company’s diversity from the top down. Our efforts thus far have resulted in both hiring and promoting diverse talent into a number of key leadership roles.
•Industry Engagement: In 2021, we further demonstrated our commitment to diversity and inclusion by joining the efforts of “Diversify The Stage” and signing their pledge to provide greater access to equitable opportunities for underrepresented groups in live music, events, and touring industries.
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

As of December 31, 2021, we had approximately 10,200 full-time employees. During regular operational times, our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2021, we employed approximately 12,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 14,300 seasonal and part-time employees in 2021.
Labor Relations
The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we have good relationships with our employees and other unionized labor involved in our events, and there have been no related significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our results of operations.

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 16, 2022.

Name	Age	Position

Michael Rapino	56	President, Chief Executive Officer and Director
Jacqueline Beato	38	Chief Operating Officer–U.S. Concerts
Joe Berchtold	57	President and Chief Financial Officer
Brian Capo	55	Chief Accounting Officer
Liz Dyer	36	Senior Vice President–Human Resources
Johnel Evans	47	Global Vice President–Diversity and Inclusion
Arthur Fogel	68	Chairman–Global Music and President–Global Touring
John Hopmans	63	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Bob Roux	64	President–U.S. Concerts
Michael Rowles	56	General Counsel and Secretary
Sherri Pucci Sosa	51	President–Venue Nation United States
Russell Wallach	56	President–Sponsorship and Advertising
Mark Yovich	47	President–Ticketmaster

Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Jacqueline Beato is our Chief Operating Officer of our U.S. Concerts division and has served in this capacity since February 2022. Prior to that, Ms. Beato served as Executive Vice President of Operations starting in August 2020 and Senior Vice President of Investor Relations since joining us in July 2019. Ms. Beato was Senior Vice President of Finance and Treasurer of Caesars Entertainment prior to joining Live Nation.
Joe Berchtold is our President and Chief Financial Officer. He has served as President since December 2017 and Chief Financial Officer since July 2021. Prior to that, Mr. Berchtold served as our Chief Operating Officer since joining us in April 2011.
Brian Capo is our Chief Accounting Officer and has served in this capacity since joining us in December 2007.
Liz Dyer is our Senior Vice President of Human Resources and has served in this capacity since September 2020. Prior to that, Ms. Dyer served in various human resources roles since joining us in April 2016.

Johnel Evans is our Global Vice President of Diversity and Inclusion and has served in this capacity since joining us in June 2021. Prior to that, Ms. Evans was the Vice President, Inclusion Diversity & Engagement at Becton Dickinson and Company from September 2018 to June 2021 and Vice President, Human Resources of Becton Dickinson and Company’s Vascular Access Division from November 2015 to September 2018.
Arthur Fogel is the Chairman of our Global Music group and President of our Global Touring division and has served in these capacities since 2005. Mr. Fogel has worked for us or our predecessors since 1999.
John Hopmans is our Executive Vice President of Mergers and Acquisitions and Strategic Finance and has served in this capacity since joining us in April 2008.
Bob Roux is President of our U.S. Concerts division and has served in this capacity since October 2010. Mr. Roux has worked for us or our predecessors since 1990.
Michael Rowles is our General Counsel and has served in this capacity since joining us in March 2006 and as our Secretary since May 2007.
Sherri Pucci Sosa is our President of Venue Nation United States and has served in this capacity since joining us in April 2021. Prior to that Ms. Sosa was the Senior Vice President and General Manager of various casino and hotel properties of Caesars Entertainment from 2015 to March 2021.
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
Risks Relating to the COVID-19 Pandemic
The global COVID-19 pandemic has had, and may continue to have, a material negative impact on our business and operating results. The ultimate magnitude of this impact will depend on a variety of factors, including the duration of the pandemic, restrictions or new operational requirements in place or that result as our operations recommence on a jurisdiction by jurisdiction basis, the state of the global economy as a result of the pandemic, and the public’s willingness to attend events with large numbers of people, all of which are unknowable at this time.
In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe similarly shut down. Each of our segments—Concerts, Ticketing and Sponsorship & Advertising—depends on live music and sporting events in order to generate most of its revenue. While most sports leagues have recommenced, some have done so at reduced capacity, and thus without the typical need for ticketing. Similarly, concerts have resumed on a jurisdiction by jurisdiction basis, often at reduced capacity and with the potential for cancellations and rescheduled events. Our revenue will continue to be negatively impacted until such time as concerts and sporting events resume full activity levels at full capacity on a global basis; the possibility exists that these circumstances might continue for a longer period of time than current expectations.
Due to the unprecedented nature of the global COVID-19 pandemic, particularly the non-linear recovery due in part to surges of the virus and its variants that in some instances has halted or reversed the lessening of restrictions on activities and the return to pre-pandemic life, our ability to forecast our cash inflows is hampered, and therefore our focus is on forecasting and managing operating costs and cash outflows against our overall liquidity position. At this time, it is impossible to know or predict whether the positive steps we saw toward returning to pre-pandemic event levels in various global jurisdictions in 2021 will continue or be hampered by additional waves of the virus, potentially causing national and local governments around the world to once again place or retain various restrictions on gatherings of people that prohibit or greatly impair the ability to hold concert and sporting events. This uncertainty exists on a jurisdiction by jurisdiction basis in the in the 45 countries in which we operate.
We face ancillary risks and uncertainties arising from the global COVID-19 pandemic in addition to any partial or complete shutdown of its revenue-generating operations. Many of these risks and uncertainties are more fully described below in this Item 1A. whether or not such risk factors identify the global COVID-19 pandemic as the underlying cause, and many extend beyond the initial impact of the pandemic on our business due to the uncertainty as to how the live music and sporting industries, and the world in general, will change in the short and long term as a result of the pandemic. The risks and uncertainties described herein should be read in conjunction with those set forth below. Such additional or attendant risks and uncertainties include, among other things:

•The impact of tightening labor markets across the globe with unemployment rates dropping, resignations reaching record highs, and upward pressure on salaries and wages due to inflation and demand for skilled workers in numerous fields; combined with, continuing supply chain issues could impact our ability to produce tours and festivals as well as open and maintain venues without timing and cost disruptions;
•the increased risk of litigation in the current and future environment, such as pending lawsuits challenging aspects of our ticket refund policies and procedures;
•a reduction in the profitability of our operations, whether due to increased operating costs of complying with governmental restrictions or safety precautions and protocols voluntarily undertaken, such as the need to supply personal protective equipment or conduct health screenings at points of ingress, or due to a reduction in revenue arising from such precautions, such as the potential that venues may not be able to be filled to capacity due to spacing and social distancing limitations in place at such time;
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

The likelihood of the realization or intensification of these risks and uncertainties and the ultimate magnitude of their impact on us are not knowable or quantifiable at this time, as the global COVID-19 pandemic and its impacts may continue for an unknown period of time. Thus far, there have been several waves—periods where infection rates subside followed by spikes due to variants of the virus or other factors—of the pandemic, which may lead to stronger restrictions being put into place for a greater duration of time. Different jurisdictions have and will continue to lift social distancing guidelines and restrictions on gatherings of people at different times, will have varied rules in place thereafter and will respond to any future waves of the virus in different ways. The longer the duration of the global COVID-19 pandemic, and the greater the ancillary and lingering effects, the greater the material negative impact on the Company and its results of operations may be. While vaccination programs are now in place, the changing and evolving nature of the COVID-19 virus presents challenges to such programs, making the future course and duration of the pandemic uncertain, which impacts our business in a manner that is unknowable at this time.
In addition, due to the reduction in cash flows we have experienced and are likely to experience in the future from the global COVID-19 pandemic, we have proactively taken a number of steps to enhance our liquidity position, including our cost-savings and cash management programs described in Item 8.—Financial Statements—Note 2—Impact of the Global COVID-19 Pandemic and the additional debt issuances. Our decreased cash flows have heightened and intensified the risks described under the “Risks Relating to Our Leverage” section of the risk factors in this report. There can be no assurances that we will remain in compliance with the covenants in our debt and credit instruments, or that we would be able to obtain waivers or amendments in order to avoid default.
We will continue to evaluate and explore additional mechanisms to attempt to ensure that we have adequate capital to fund our business, including through the issuance and sale of additional debt or equity securities. The terms of future debt agreements could include more restrictive covenants, or require incremental collateral, which may further restrict our business operations or be unavailable due to our covenant restrictions then in effect. In 2020, Moody’s and S&P downgraded the Company’s credit ratings and applied negative outlooks to our business. In 2021, Moody’s and S&P both revised their outlooks from negative to stable, and in January 2022, S&P further improved their outlook to positive. We may experience negative credit actions if the pandemic and its ancillary effects persist. There is no guarantee that debt financings will be available in the future to fund our obligations, or that they will be available on terms consistent with our expectations. Additionally, the impact of the global COVID-19 pandemic on the financial markets could adversely impact our ability to raise funds.

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

In addition, our live entertainment business typically books our live music tours four to eight months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.
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
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. There are certain state laws that now ban such ticket listings, and the New York Attorney General has in the past brought lawsuits against resale companies for these practices.
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
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, hundreds of civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. These events are the subject of an ongoing investigation by local authorities in Harris County, Texas, and are the subject of an inquiry we received from the House of Representatives Committee on Oversight and Reform. We may incur material liabilities from the 2021 Astroworld event, for which it is currently expected liability insurance can provide sufficient coverage, but at this time there are no assurances of such coverage. In addition, this could negatively impact our business, including our ability to obtain reasonably priced insurance coverage for future events, costs of operating security at events and other cost and commercial ramifications. These effects could have a material impact on our business, financial condition, results of operations and/or cash flows.
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
We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. For example, in the second quarter of 2018, we became aware that a third-party customer support product, used in certain jurisdictions outside the United States, was infected with a malicious code that may have allowed an unauthorized party to skim customers’ personal or payment information from their browsers. While we acted promptly to disable the infected third-party product, we continue to review our systems and interface with regulatory authorities as a result of this incident. These include proceedings contesting a proposed fine issued by the United Kingdom’s (“U.K.”) Information Commissioner’s Office in November 2020 against Ticketmaster U.K. Limited in connection with this incident. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the United Kingdom from the E.U. on December 31, 2020, we were required to separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. In the United States, several new comprehensive privacy laws, including in California, Virginia and Colorado, which go into effect in 2023, will require us to update our policies and procedures to continue to protect data as required under those laws. The relationship between U.K. data protection law and the GDPR remains unclear, including regarding how data transfers between the E.U. and U.K. will be treated. The changes in the E.U.,U.K. and the United States. could lead to additional compliance costs and could increase our overall risk.

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
These risks and uncertainties include some regulatory uncertainty for data protection. It has been confirmed that the U.K. ICO will not be able to act as the single authority for E.U. multinationals; this means that E.U. multinationals will often have two regulators; one for U.K. activities and one for the rest of the E.U. where cross-border processing takes place. Live Nation has been assigned a new lead authority based on its cross-border processing, so it continues to have a main point of contact for the E.U. In addition, the U.K. is now not part of the E.U. for purposes of data transfers. The GDPR principle that data cannot leave the E.U. (to the U.K. in this case) now applies, however the U.K. has been granted adequacy by the E.U., allowing data to continue to flow to the U.K. Live Nation has already documented data flows to identify where U.K. flows occur and have contractual templates prepared. We are in the process of reviewing the U.K.’s International Data Transfer Agreement laid out before the U.K. and will monitor whether the U.K. will implement an adequacy system, as proposed by the U.K. government’s data reform package, so we are prepared to comply with any transfer limitation obligations under the U.K. regime.
Live Nation as a tour sponsor will continue to use temporary worker routes into the U.K. now including E.U. and European Economic Area musicians and crew on the sponsor’s license. For tours in Europe, U.K. musicians’ working arrangements will be subject to individual E.U. member states and bilateral agreements reached with the U.K. Government. In the majority of member states the working arrangements will be similar, such as in France and Germany. In others, there may be new requirements for the sponsor. As a significant sponsor with a long-established footprint across the E.U. and E.E.A. markets, Live Nation remains in a strong position when European markets reopen from coronavirus restrictions.

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
•human health, safety, security and sanitation requirements;
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
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, in January 2020, we agreed with the United States Department of Justice to extend the duration of the consent decree we entered into in connection with our merger with Ticketmaster Entertainment LLC, which places certain restraints on our business (see the risk factor entitled “We recently agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below). We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

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
In December 2019, we agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business.
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
As of December 31, 2021, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $99.5 million, was $5.8 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $569.9 million, with outstanding letters of credit of $60.1 million. We may also incur significant additional indebtedness in the future.
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
See Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations and Commitments—Firm Commitments for further discussion.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2021, our international operations accounted for approximately 19% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar and Canadian Dollar. We experienced foreign exchange rate operating income of $2.6 million for the year ended December 31, 2020 and foreign exchange operating losses of $9.2 million and $9.8 million for the years ended December 31, 2021 and 2019, respectively, which impacted our operating income (loss). See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
We believe our financial results and cash needs will vary greatly from quarter to quarter and year to year depending on, among other things, the timing of tours, tour cancellations, event ticket on-sales, capital expenditures, seasonal and other fluctuations in our operating results, the timing of guaranteed payments and receipt of ticket sales and fees, financing activities, acquisitions and investments and receivables management. Because our results may vary significantly from quarter to quarter and year to year, our financial results for one quarter or year cannot necessarily be compared to another quarter or year and may not be indicative of our future financial performance in subsequent quarters or years. Typically, we experience our lowest financial performance in the first and fourth quarters of the calendar year as our outdoor venues are primarily used, and our festivals primarily occur, during May through October. In addition, the timing of tours of top grossing acts can impact comparability of quarterly results year over year and potentially annual results. The timing of event on-sales by our ticketing clients can also impact this comparability. In addition, the seasonality of our businesses could create cash flow management risks if we do not adequately anticipate and plan for periods of decreased activity, which could negatively impact our ability to execute on our strategy, which in turn could harm our results of operations. Due to the unprecedented stoppage of our concert events globally in mid-March 2020 due to the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020 and 2021 even with the resumption of events late in the second quarter of 2021.
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2021	2020
March 31	$(303,172)	$(172,670)
June 30	(127,285)	(588,067)
September 30	137,145	(504,441)
December 31	(124,546)	(388,014)

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that are appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and other security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics. We have experienced a significant increase in our cost to obtain appropriate insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic and other incidents that we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2021, we had property and equipment with a net book value of $1.1 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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

ITEM  1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2021, we own, operate or lease 165 entertainment venues throughout North America and 94 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 43 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 9—Commitments and Contingent Liabilities and —Note 3—Business Acquisitions.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 2,991 stockholders of record as of February 16, 2022. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
October 2021	—	$—
November 2021	—	$—
December 2021	28,682	$104.63
28,682
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
Dividend Policy
Information regarding our dividend policy can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 12—Equity.
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
The following discussion of our financial condition and results of operations generally discusses 2021 and 2020 items along with year-over-year comparisons between these two years. Discussion of 2019 items and year-over-year comparisons between 2020 and 2019 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Annual Report on Form 10-K.

Executive Overview
In 2021, we saw a meaningful restart of our operations in the second half of the year which is reflected in our financials and key performance indicators. After nearly a year and a half of very limited events and ticket sales, shows restarted in some key markets at scale during the third quarter. In particular, we saw outdoor amphitheater events as well as festivals take place in the United States and United Kingdom with enthusiastic fan response. Despite the operational challenges associated with ramping up our concerts in a compressed timeframe, increased health protocols, and a tighter labor market, we were able to hold most planned concerts, increase overall per fan profitability, and improve our operating income by over $1 billion compared to 2020. Emerging from the pandemic, our organization has streamlined its operations, reduced costs and focused its cash management strategies for future flexibility. Even in the face of new Covid variants and regional surges, our reopening is well underway in the United States and United Kingdom, while other parts of the world catch up as vaccination efforts gain momentum and government responses evolve. A key leading indicator of the future health of our business is transacted ticket sales and we had a record Q4 with the largest number of tickets sold in a quarter and the highest gross ticket value, excluding refunded tickets. Our resale business also hit an historic high for us in Q4.
Our total revenue increased by $4.4 billion for the full year, from $1.9 billion in 2020 to $6.3 billion in 2021. All three of our segments reported revenue growth due to more events, higher ticket sales and increased sponsor fulfillment over the past twelve months. As a result, our operating income improved by $1.2 billion, from a loss of $1.7 billion in 2020 to a loss of $418 million in 2021. The improvement resulted from increased events, ticket sales and sponsor client activation partially offset by higher selling, general and administrative expenses as we brought employees back from furlough and began hiring new roles to execute 2021 events and prepare for 2022. The impact of changes in foreign exchange rates did not materially impact our year-over-year variances.
Our Concerts segment revenue for the full year increased by $3.3 billion, from $1.5 billion in 2020 to $4.7 billion in 2021. The revenue growth was a result of increased shows and fans during the year as well as higher ancillary spend per fan and pricing at our events. The number of events for the full year was more than 17,200 compared to approximately 8,200 events in 2020. The number of fans for the full year was 35.1 million compared to approximately 11.1 million last year. The growth was largely in the United States and United Kingdom. Concerts operating loss for the full year improved by $340 million, from a loss of $959 million in 2020 to $618 million in 2021. The improvement was primarily due to more shows this year, an increase in net ancillary spend per fan at our amphitheater and festival events, and growth in pricing across all venue types. Our amphitheater net ancillary spend per fan grew by double digits compared to 2019 as a result of higher consumption and our transition to cashless transactions. At our major festivals that had over 100 thousand fans, we also saw growth in onsite spend with our ancillary per fan increasing by double-digits over 2019. Compared to 2019, overall pricing on tickets also increased by double digits. And while we have seen some adverse impacts in our operating expenses per show due to labor shortages and supply chain issues, our spend per fan metrics have outpaced the higher costs.
Our Ticketing segment revenue for the full year increased by $946 million, from $188 million in 2020 to $1.1 billion in 2021. The improvement resulted from an increase in ticket sales, stronger pricing, and a reduction in ticket refunds this year. Excluding refunds, we sold 153 million fee-bearing tickets this year compared to 58 million tickets last year. The improvement was almost entirely driven by sales in the United States and the United Kingdom, largely for concert and sporting events. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences. Our resale business bounced back dramatically in the second half of the year and Q4 was our highest resale gross transaction value quarter ever, at over $1 billion. Ticketing operating income for the year improved by $782 million, from a $612 million loss in 2020 to income of $170 million in 2021. The improvement in operating results was largely driven by increased ticket sales, strong ticket pricing and higher ancillary revenue streams.

Our Sponsorship & Advertising segment revenue for the full year increased by $208 million, from $204 million in 2020 to $412 million in 2021. The improvement was due to higher activations with our marketing partners driven by more events going on sale, venues re-opening and supplying more advertising content to our clients. Even with a compressed sales window, we saw strong sales for many of our larger festivals. Operating income for the year increased by $157 million, from $45 million in 2020 to $202 million in 2021. The improvement was due to more sponsor and online advertising activations resulting from the restart of live events and rapidly increasing ticket sales, particularly in the United States.
As ticket sales and events scale up in key markets, we continue to focus on mitigating the financial impact of the pandemic. We are balancing our ramp-up with the cost-savings initiatives we implemented across the organization and are also protecting our liquidity by managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. The progress and momentum over the last three quarters has made us even more optimistic about the long-term potential of our company and the unique power of live shows to unite people.

Impact of the Global COVID-19 Pandemic

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted our business from mid-March through the first half of this year. Late in the second quarter, however, we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. The restart of our operations has been executed with careful consideration for the safety and health of our fans, artists and employees through a mix of masking, testing and vaccination protocols at our events, venues and offices around the world.
Operating Results
The impact of the global COVID-19 pandemic to our operating results are discussed in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 2—Impact of the Global COVID-19 Pandemic.
Cash and available liquidity
We currently have approximately $569.9 million available for future borrowings under our senior secured credit facility, net of outstanding letters of credit. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028 and in September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility and completed the public offering of 5,239,259 shares of common stock for $449.6 million of net proceeds. We will continue to evaluate future financing opportunities to further expand liquidity at reasonable costs. Additionally, our senior secured credit facility has reverted back to a net leverage covenant (as defined in the agreement) as of December 31, 2021. We believe these additional debt and equity issuances allow us the flexibility to manage our business through the disruption that we continue to experience into 2022.
As of December 31, 2021, our total cash and cash equivalents balance was $4.9 billion, which included $1.3 billion of ticketing client cash. We believe this cash, net of client cash, together with our available debt capacity of $569.9 million, gives us the liquidity to fund our operations during the pandemic. Our total cash includes event-related deferred revenue for which the amount can fluctuate over the course of the year, but given the shift of shows into 2022, we expect this number to remain above seasonally normal levels throughout the first half of 2022.
Event-related deferred revenue consists of cash held by our Concerts business for future shows, with roughly one-third of the funds associated with upcoming shows in the United States and two-thirds for international shows as of December 31, 2021. In the United States, the funds are largely associated with shows in our owned or operated venues, notably amphitheaters and theaters and clubs, as well as festivals. Internationally, the funds held are from a combination of both shows in our owned or operated venues, as well as shows in third-party venues associated with our promoter share of tickets in allocation markets.
Cost and Cash Management Programs
In response to the impacts the COVID-19 pandemic has had, and continues to have, on our business globally, we have implemented a number of initiatives to reduce fixed costs and conserve cash while our business was shut down. As part of these cost reduction efforts in 2020, we implemented salary reductions for most of our employees, with salaries for senior executives reduced by up to 60%. Additional cost reduction efforts that began in 2020 included hiring freezes, reduction in the use of contractors, rent re-negotiations, furloughs, termination of certain employees and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment, repairs and maintenance, and marketing. As of the end of 2021, salaries have been fully restored and furloughed employees have returned to work and, as our business scales back up, we are beginning to reinvest in our growth while continuing to closely monitor our cash flow and liquidity.

We continue to make use of government support programs globally. In most European and Asia-Pacific markets, including the United Kingdom, Germany, Italy, France, Spain and Australia, there were payroll support programs to mitigate a substantial portion of employee costs. Additionally, in the United States, we filed for payroll support under the Employee Retention Credit program established as part of the CARES Act, which ended in the third quarter of 2021. Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.
Based on these actions and assumptions regarding the impact of the global COVID-19 pandemic, we believe that we will remain in compliance with our debt covenants throughout 2022 and be able to generate sufficient liquidity and profitability to satisfy our obligations for the next twelve months, prior to giving effect to any additional financings that may occur. Our forecasted expense management and liquidity measures may be modified as we get more clarity on the timing of events. We cannot assure you that our assumptions used to estimate our leverage, liquidity and profitability requirements will be correct because the evolving nature of the pandemic makes its ultimate magnitude and duration unknown, and as a consequence, our ability to be predictive is uncertain.
Health and Safety and Planning and Executing a Return to Business
We are currently implementing steps for the health and safety of our employees as they return to work in our offices in the future, and for our artists and fans as they return to live events. We are returning to work in local markets in appropriate numbers with expanded cleaning and in compliance with any social distancing or other regulations. Similarly, we are resuming concerts when the time is right on a market by market basis. We recognize that as concerts have started back up, the experience at our venues has changed, and are working with medical experts and public health officials to implement safety precautions and protocols necessary for fans to return to enjoy our shows. The reopening of concerts is happening on a market by market basis, and given that we operate in 45 countries globally, the timelines will vary from now to not for several months or beyond and changing conditions may cause reopened markets to again close down in the future.
As the leading global live event and ticketing company, we believe that we are well-positioned to provide the best service to artists, teams, fans and venues as business resumes. More than twenty years of ongoing global growth demonstrates the resilience of fan demand for the live entertainment experience.

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

Key Operating Metrics

	Year Ended December 31,
	2021	2020	2019
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	12,004	5,270	28,407
International	5,230	2,847	11,830
Total estimated events	17,234	8,117	40,237
Estimated fans:
North America	26,331	6,075	62,687
International	8,728	5,067	34,967
Total estimated fans	35,059	11,142	97,654
Ticketing (2)
Estimated number of fee-bearing tickets sold	131,685	31,101	219,975
Estimated number of non-fee-bearing tickets sold	150,650	88,823	266,750
Total estimated tickets sold	282,335	119,924	486,725
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements. Fee-bearing tickets sold above are net of refunds of 21.0 million and 27.3 million tickets for the years ended December 31, 2021 and 2020, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
			(in thousands)
2021
Concerts	$(618,486)	$115,976	$(1,162)	$243,439	$—	$38,895	$(221,338)
Ticketing	170,343	33,753	(67)	133,227	81,592	1,697	420,545
Sponsorship & Advertising	202,177	12,120	—	27,942	—	—	242,239
Other and Eliminations	180	—	—	43	(7,186)	—	(6,963)
Corporate	(172,072)	47,488	18	11,626	—	2,320	(110,620)
Total	$(417,858)	$209,337	$(1,211)	$416,277	$74,406	$42,912	$323,863
2020
Concerts	$(958,975)	$68,805	$505	$266,255	$—	$(15,436)	$(638,846)
Ticketing	(612,002)	13,395	(1)	169,921	54,692	(568)	(374,563)
Sponsorship & Advertising	44,873	6,420	—	30,617	—	—	81,910
Other and Eliminations	(13,440)	—	(1)	6,684	(6,721)	—	(13,478)
Corporate	(113,648)	28,269	—	11,548	—	2,916	(70,915)
Total	$(1,653,192)	$116,889	$503	$485,025	$47,971	$(13,088)	$(1,015,892)
2019
Concerts	$(53,463)	$12,935	$(2,490)	$239,682	$—	$45,659	$242,323
Ticketing	231,958	6,268	116	156,894	85,844	1,276	482,356
Sponsorship & Advertising	330,270	2,744	—	33,084	—	—	366,098
Other and Eliminations	(1,114)	—	—	364	(5,542)	—	(6,292)
Corporate	(182,807)	26,838	1	13,967	—	26	(141,975)
Total	$324,844	$48,785	$(2,373)	$443,991	$80,302	$46,961	$942,510

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2021 vs 2020	% Change 2020 vs 2019
	2021	2020	2019
	(in thousands)
Revenue	$4,722,190	$1,468,433	$9,428,094	*	(84)%
Direct operating expenses	3,913,975	1,222,997	7,857,437	*	(84)%
Selling, general and administrative expenses	1,184,424	937,651	1,386,928	26%	(32)%
Depreciation and amortization	243,439	266,255	239,682	(9)%	11%
Loss (gain) on disposal of operating assets	(1,162)	505	(2,490)	*	*
Operating loss	$(618,486)	$(958,975)	$(53,463)	36%	*
Operating margin	(13.1)%	(65.3)%	(0.6)%
AOI **	$(221,338)	$(638,846)	$242,323	65%	*
AOI margin **	(4.7)%	(43.5)%	2.6%
_________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.
Revenue
Concerts revenue increased $3.3 billion during the year ended December 31, 2021 as compared to the prior year primarily due to the resumption of shows and festivals in major markets including the United States and United Kingdom late in the second quarter of 2021 as compared to revenue generated in January through mid-March of 2020 when our business was fully open prior to the global COVID-19 pandemic. Concerts had incremental revenue of $42.9 million during 2021 from acquisitions, primarily from OCESA.
Operating results
Concerts operating loss decreased $340.5 million during the year ended December 31, 2021 as compared to the prior year primarily driven by the resumption of shows and festivals during 2021 discussed above. Included in depreciation and amortization in 2020 are $23.2 million in impairment charges of intangible assets due to the impacts from the global COVID-19 pandemic. Included in depreciation and amortization in 2019 are $21.2 million in impairment charges primarily associated with revenue-generating contract intangible assets. Concerts operating results for the year ended December 31, 2021 include net operating losses of $19.6 million related to acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2021 vs 2020	% Change 2020 vs 2019
	2021	2020	2019
	(in thousands)
Revenue	$1,134,268	$188,383	$1,545,189	*	(88)%
Direct operating expenses	358,246	129,433	514,169	*	(75)%
Selling, general and administrative expenses	472,519	501,032	642,052	(6)%	(22)%
Depreciation and amortization	133,227	169,921	156,894	(22)%	8%
Loss (gain) on disposal of operating assets	(67)	(1)	116	*	*
Operating income (loss)	$170,343	$(612,002)	$231,958	*	*
Operating margin	15.0%	*	15.0%
AOI **	$420,545	$(374,563)	$482,356	*	*
AOI margin **	37.1%	*	31.2%
__________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.
Revenue
Ticketing revenue increased $945.9 million during the year ended December 31, 2021 as compared to the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale due to the resumption of concerts and sporting events in the second quarter of 2021, strong ticket pricing and lower ticket refunds in 2021.
Operating results
Ticketing operating income for the year ended December 31, 2021 was $170.3 million as compared to an operating loss of $612.0 million for the prior year primarily driven by the increased ticketing activity discussed above along with cost reduction measures implemented in the second quarter of 2020 continuing into 2021, including salary reductions, hiring freezes, furloughs, and reduction or elimination of other discretionary spending along with participation in government support programs globally.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2021 vs 2020	% Change 2020 vs 2019
	2021	2020	2019
	(in thousands)
Revenue	$411,910	$203,676	$590,274	*	(65)%
Direct operating expenses	86,540	52,517	114,326	65%	(54)%
Selling, general and administrative expenses	95,251	75,669	112,594	26%	(33)%
Depreciation and amortization	27,942	30,617	33,084	(9)%	(7)%
Operating income	$202,177	$44,873	$330,270	*	(86)%
Operating margin	49.1%	22.0%	56.0%
AOI **	$242,239	$81,910	$366,098	*	(78)%
AOI margin **	58.8%	40.2%	62.0%
______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.
Revenue
Sponsorship & Advertising revenue increased $208.2 million during the year ended December 31, 2021 as compared to the prior year primarily due to increased activity in national sponsorship programs, festival sponsorships and online advertising in North America due to the resumption of concert events and festivals in the second quarter of 2021.
Operating results
Sponsorship & Advertising operating income increased $157.3 million during the year ended December 31, 2021 as compared to the prior year primarily driven by the higher sponsorship activity discussed above.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2021 vs 2020		% Change 2020 vs 2019
	2021			2020	2019
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$6,268,447	$(43,985)	$6,224,462	$1,861,178	$11,547,969	*	*	(84)%
Operating expenses:
Direct operating expenses	4,355,989	(26,407)	4,329,582	1,402,400	8,467,182	*	*	(83)%
Selling, general and administrative expenses	1,754,822	(20,327)	1,734,495	1,524,342	2,145,486	15%	14%	(29)%
Depreciation and amortization	416,277	(6,483)	409,794	485,025	443,991	(14)%	(16)%	9%
Loss (gain) on disposal of operating assets	(1,211)	4	(1,207)	503	(2,373)	*	*	*
Corporate expenses	160,428	(21)	160,407	102,100	168,839	57%	57%	(40)%
Operating income (loss)	(417,858)	$9,249	$(408,609)	(1,653,192)	324,844	75%	75%	*
Operating margin	(6.7)%		(6.6)%	(88.8)%	2.8%
Interest expense	282,440			226,832	157,521
Interest income	(6,625)			(11,737)	(14,406)
Equity in losses (earnings) of nonconsolidated affiliates	(2,520)			5,458	(5,457)
Loss (gain) from sale of investments in nonconsolidated affiliates	(83,578)			1,727	(1,119)
Other expense (income), net	3,692			(18,807)	3,201
Income (loss) before income taxes	(611,267)			(1,856,665)	185,104
Income tax expense (benefit)	(2,481)			(28,875)	66,892
Net income (loss)	(608,786)			(1,827,790)	118,212
Net income (loss) attributable to noncontrolling interests	42,118			(103,255)	48,323
Net income (loss) attributable to common stockholders of Live Nation	$(650,904)			$(1,724,535)	$69,889
________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for definition of constant currency.

Corporate
Corporate expenses increased $58.3 million, or 57%, during the year ended December 31, 2021 as compared to the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results during 2021. During 2020, cost reduction efforts due to the COVID-19 pandemic included salary reductions, hiring freezes, reduction in the use of contractors, furloughs, and reduction or elimination of other discretionary spending, including, among other things, travel and entertainment and repairs and maintenance.
Interest expense
Interest expense increased $55.6 million, or 25%, during the year ended December 31, 2021 as compared to the prior year due to additional interest costs from the issuance of our 2.0% convertible senior notes in February 2020, the issuance of our 6.5% senior secured notes in May 2020, the issuance of our 3.75% senior secured notes in January 2021 and the draw down of our term loan A under the amended senior secured credit facility.
Our debt balances, excluding unamortized debt discounts and issuance costs, were $5.8 billion and $5.0 billion as of December 31, 2021 and 2020, respectively.
Loss (Gain) from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates was $83.6 million during the year ended December 31, 2021 as compared to a loss of $1.7 million in the prior year primarily due to the sale of certain cost basis investments during 2021.
Other expense (income), net
Other expense (income), net was a net loss of $3.7 million during the year ended December 31, 2021 and includes net foreign exchange rate losses of $20.6 million offset by $15.4 million in mark to market adjustments for certain investments. Other expense (income), net was a net income of $18.8 million during the year ended December 31, 2020 and includes net foreign exchange rate gains of $9.0 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income taxes
For the year ended December 31, 2021, we had a net tax benefit of $2.5 million on losses before income taxes of $611.3 million compared to a net tax benefit of $28.9 million on losses before income taxes of $1.9 billion for 2020. In 2021, the net income tax benefit consisted of $7.5 million tax expense related to United States federal income taxes, offset by $8.8 million tax benefit related to foreign entities and $1.2 million tax benefit related to state and local income taxes. The net increase in tax expense of $26.4 million is due primarily to higher pre-tax income or lower pre-tax losses in taxable jurisdictions.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests was an income of $42.1 million during the year ended December 31, 2021 as compared to loss of $103.3 million in the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during 2021 due to the resumption of events in 2021.

Liquidity and Capital Resources
In response to the impact that the global COVID-19 pandemic has had on our business, and the uncertainty of the duration of current conditions globally, we have taken certain actions to strengthen our liquidity position and preserve our capital resources.
In April 2020, we amended our senior secured credit facility to provide an incremental $130 million revolving credit facility. We further amended our senior secured credit facility in July 2020, which, among other things, substitutes our net leverage covenant with a $500 million liquidity covenant (as defined in the agreement) until the earlier of (a) December 31, 2021 and (b) at our election, any fiscal quarter prior to December 31, 2021. In February 2020, we issued $400 million principal amount of 2.0% convertible senior notes due 2025 and in May 2020 we issued $1.2 billion principal amount of 6.5% senior secured notes due 2027. In January 2021, we issued $500 million principal amount of 3.75% senior secured notes due 2028 and in September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility and completed the public offering of 5,239,259 shares of common stock for $449.6 million of net proceeds. As a result, we believe these amendments and additional debt and equity issuances will allow us the flexibility to manage our business through the disruption we continue to experience into 2022.
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
Our balance sheet reflects cash and cash equivalents of $4.9 billion at December 31, 2021 and $2.5 billion at December 31, 2020. Included in the December 31, 2021 and 2020 cash and cash equivalents balances are $1.3 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.5 billion in cash and cash equivalents, excluding client cash, at December 31, 2021.
We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.7 billion and $4.9 billion at December 31, 2021 and 2020, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at December 31, 2021.
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

Fourth Quarter Results of Operations (Unaudited)

	December 31,
	2021	2020
	(in thousands)
Revenue	$2,703,170	$237,383
Operating loss	$(124,546)	$(388,014)
Net loss	$(162,471)	$(463,826)
Net loss attributable to common stockholders of Live Nation	$(194,924)	$(443,332)
Basic net loss available to common stockholders of Live Nation	$(210,485)	$(436,197)
Diluted net loss available to common stockholders of Live Nation	$(210,485)	$(436,197)
Basic and diluted net loss per common share available to common stockholders of Live Nation	(0.96)	(2.04)

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
In September 2021, we elected to draw down the $400 million term loan A under the amended senior secured credit facility prior to expiration of the drawdown period on October 17, 2021. We intend to use the proceeds from the drawdown for general corporate purposes. We also completed the public offering of 5,239,259 shares of common stock. A portion of the gross proceeds of $455.3 million were used to pay fees of $5.7 million, leaving $449.6 million of net proceeds. We used the net proceeds to fund the acquisition of 51% of the capital stock of OCESA and any remaining proceeds for general corporate purposes.
Amended Senior Secured Credit Facility
Information regarding our amended senior secured credit facility can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6 —Long-Term Debt.
6.5% Senior Secured Notes Due 2027
Information regarding our 6.5% senior secured notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6 —Long-Term Debt.
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
4.75% Senior Notes Due 2027
Information regarding our 4.75% senior notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
4.875% Senior Notes Due 2024
Information regarding our 4.875% senior notes due 2024 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
5.625% Senior Notes Due 2026
Information regarding our 5.625% senior notes due 2026 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
2.5% Convertible Senior Notes Due 2023
Information regarding our 2.5% convertible senior notes due 2023 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
2.0% Convertible Senior Notes Due 2025
Information regarding our 2.0% convertible senior notes due 2025 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.
Extinguishment of Debt
Information regarding extinguishment of our debt in October 2019 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.

Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2021, we used $384.3 million of cash primarily for the acquisition of OCESA. Information regarding our acquisitions can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 3—Business Acquisitions.
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
Capital Expenditures
Venue and ticketing operations are capital intensive businesses, requiring investment in our existing venues and ticketing systems in order to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Maintenance capital expenditures	$68,148	$65,111	$150,896
Revenue generating capital expenditures	102,418	126,445	164,708
Total capital expenditures	$170,566	$191,556	$315,604
Maintenance capital expenditures for 2021 increased from the same period of the prior year primarily due to leasehold improvements of certain venue-related projects.
Revenue generating capital expenditures for 2021 decreased from the prior year primarily due to lower spending in our amphitheater venues and a reduction in technology-related projects as part of our cash savings initiatives implemented in connection with the global COVID-19 pandemic.
For the years ended December 31, 2021, 2020 and 2019, $5.9 million, $17.9 million and $22.0 million, respectively, of insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above.
We currently expect capital expenditures to be approximately $375 million for the year ending December 31, 2022.

Contractual Obligations and Commitments
Firm Commitments
We have future cash obligations for our debt obligations and operating lease liabilities. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. Information regarding our scheduled maturities of our outstanding debt obligations (excluding unamortized debt discounts and issuance costs) and operating lease liabilities can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 6—Long-Term Debt and —Note 5—Leases, respectively.
We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. Information regarding our minimum payments for non-cancelable contracts and capital expenditures commitments can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 9—Commitments and Contingent Liabilities as of December 31, 2021 and thus do not represent all expected expenditures for those periods.
The estimated interest payments, expected payments of contingent and deferred consideration liabilities as of December 31, 2021 are as follows:

	Payments Due by Period
	Total	2022	2023	2024	2025	2026	Thereafter
	(in thousands)
Estimated interest payments (1)	$1,142,345	$248,419	$233,015	$223,879	$185,460	$165,834	$85,738
Contingent and deferred consideration	63,191	49,765	2,552	814	4,593	303	5,164
Uncertain income tax positions (2)	—	—	—	—	—	—	—
Total	$1,205,536	$298,184	$235,567	$224,693	$190,053	$166,137	$90,902
_____________

(1)	Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2021.
(2)	Does not include $0.1 million of uncertain tax positions due to the unpredictable timing of the future payments.
Guarantees of Third-Party Obligations
As of December 31, 2021 and 2020, we guaranteed the debt of third parties of approximately $20.8 million and $12.1 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Cash Flows

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$1,780,568	$(1,083,388)	$469,783
Investing activities	$(566,962)	$(224,062)	$(691,000)
Financing activities	$1,171,332	$1,350,082	$328,889
Operating Activities
Cash provided by operating activities was $1.8 billion for the year ended December 31, 2021 as compared to cash used in operating activities of $1.1 billion for the prior year primarily due to increases in accounts payable, client accounts and accrued expenses resulting from the resumption of events in certain markets late in the second quarter of 2021 along with a reduction of net loss year over year partially offset by increases in accounts receivable.
Investing Activities
Cash used in investing activities increased $342.9 million for the year ended December 31, 2021 as compared to the prior year primarily due to the OCESA acquisition. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities decreased $178.8 million for the year ended December 31, 2021 as compared to the prior year primarily due to higher net proceeds in 2020 from debt issuances partially offset by proceeds from the sale of common stock and lower purchases of noncontrolling interests in 2021. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 1—The Company and Summary of Significant Accounting Policies.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in any hyper-inflationary countries. Our foreign operations reported an operating loss of    $176.9 million for the year ended December 31, 2021. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2021 by $17.7 million. As of December 31, 2021, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2021, we had forward currency contracts outstanding with a notional amount of $100.4 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.8 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2021. Of the total amount, we had $5.0 billion of fixed-rate debt and $0.8 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2021, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2021 with no subsequent change in rates for the remainder of the period.
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
Goodwill
We currently have six reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and Global Ticketing.
We test goodwill for impairment in any period when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units. We review goodwill for impairment annually, as of October 1, using a two-step process. The first step of the process is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing, and the timing of the last performance of a quantitative assessment. We also considered changes in discount rates, market multiples, carrying value and forecast since the last quantitative test.
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
In both steps, discount rates, market multiples and sensitivity tests are derived and/or computed with the assistance of external valuation consultants. Generally, we test for sensitivity to changes in discount rates, revenue and terminal growth rates, and market multiples.
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

The market multiple methodology compares us to similar companies on the basis of risk characteristics to determine our risk profile relative to those companies as a group. This analysis generally focuses on both quantitative considerations, which include financial performance and other quantifiable data, and qualitative considerations, which include any factors which are expected to impact future financial performance. The most significant assumptions affecting the market multiple methodology are the market multiples used on projected future cash flows and market participant acquisition premium. A market participant acquisition premium represents the additional value a buyer would pay to obtain control of the respective reporting unit because having control would lead to higher cash flows, lower cost of capital or both. In 2021, as part of the October 1 annual review, market multiples were not incorporated into our assessments for some reporting units where its current financial metrics do not support use of the market approach as a corroborating approach. When these businesses stabilize, we will reincorporate the market approach into their fair value methodology.
In 2021 as part of our annual impairment test, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the second step. Considerations included (a) excess of fair values over carrying values in the most recent quantitative analysis performed, (b) discount rates, (c) financial results and (d) sensitivity analyses. We also considered changes in discount rates, market multiples if applicable, carrying value and forecasts since the last time a quantitative test was performed.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2022, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of OCESA
Description of the Matter	As disclosed in Note 3 to the consolidated financial statements, during the year ended December 31, 2021, the Company completed its acquisition of an aggregate 51% interest in OCESA for $431.9 million. This transaction was accounted for as a business combination. The Company allocated the purchase price, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $340 million and resulting goodwill of $443 million.

Auditing the Company’s accounting for its acquisition of OCESA was complex due to the significant estimation utilized by management in developing the valuation models used in the preliminary purchase price allocation. The significant assumptions utilized included, among others, forecasted revenue growth and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the OCESA acquisition. For example, we tested controls over the valuation of the identified intangible assets and resulting goodwill, including management’s review of the valuation models, underlying data and assumptions used to develop the estimate of fair value of these assets.

To test the estimated fair value of the identified intangible assets and resulting goodwill, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used in the valuation calculations, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology used by management to determine the fair value estimates. Additionally, we performed sensitivity analyses of the identified significant assumptions and compared them, as applicable, to current industry and market trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical results.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
February 23, 2022

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$4,884,729	$2,537,787
Accounts receivable, less allowance of $50,491 and $72,904, respectively	1,066,573	486,734
Prepaid expenses	654,894	577,130
Restricted cash	3,063	8,652
Other current assets	74,834	39,465
Total current assets	6,684,093	3,649,768
Property, plant and equipment, net	1,091,929	1,101,414
Operating lease assets	1,538,911	1,424,223
Intangible assets
Definite-lived intangible assets, net	1,026,338	855,600
Indefinite-lived intangible assets	369,028	369,058
Goodwill	2,590,869	2,129,203
Long-term advances	552,697	668,756
Other long-term assets	548,453	391,281
Total assets	$14,402,318	$10,589,303
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,532,345	$744,096
Accounts payable	110,623	86,356
Accrued expenses	1,645,906	894,149
Deferred revenue	2,774,792	1,839,323
Current portion of long-term debt, net	585,254	53,415
Current portion of operating lease liabilities	123,715	107,147
Other current liabilities	83,087	72,083
Total current liabilities	6,855,722	3,796,569
Long-term debt, net	5,145,484	4,855,096
Long-term operating lease liabilities	1,606,064	1,445,674
Other long-term liabilities	431,581	353,267
Commitments and contingent liabilities
Redeemable noncontrolling interests	551,921	272,449
Stockholders' equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 225,082,603 and 218,423,061 shares issued and 224,674,579 and 218,015,037 shares outstanding in 2021 and 2020, respectively	2,220	2,145
Additional paid-in capital	2,897,695	2,386,790
Accumulated deficit	(3,327,737)	(2,676,833)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(147,964)	(177,009)
Total Live Nation stockholders' equity	(582,651)	(471,772)
Noncontrolling interests	394,197	338,020
Total equity	(188,454)	(133,752)
Total liabilities and equity	$14,402,318	$10,589,303

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2021	2020	2019
	(in thousands except share and per share data)
Revenue	$6,268,447	$1,861,178	$11,547,969
Operating expenses:
Direct operating expenses	4,355,989	1,402,400	8,467,182
Selling, general and administrative expenses	1,754,822	1,524,342	2,145,486
Depreciation and amortization	416,277	485,025	443,991
Loss (gain) on disposal of operating assets	(1,211)	503	(2,373)
Corporate expenses	160,428	102,100	168,839
Operating income (loss)	(417,858)	(1,653,192)	324,844
Interest expense	282,440	226,832	157,521
Interest income	(6,625)	(11,737)	(14,406)
Equity in losses (earnings) of nonconsolidated affiliates	(2,520)	5,458	(5,457)
Loss (gain) from sale of investments in nonconsolidated affiliates	(83,578)	1,727	(1,119)
Other expense (income), net	3,692	(18,807)	3,201
Income (loss) before income taxes	(611,267)	(1,856,665)	185,104
Income tax expense (benefit)	(2,481)	(28,875)	66,892
Net income (loss)	(608,786)	(1,827,790)	118,212
Net income (loss) attributable to noncontrolling interests	42,118	(103,255)	48,323
Net income (loss) attributable to common stockholders of Live Nation	$(650,904)	$(1,724,535)	$69,889

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(3.09)	$(8.12)	$(0.02)

Weighted average common shares outstanding:
Basic and diluted	217,190,862	212,270,944	210,082,696

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(650,904)	$(1,724,535)	$69,889
Accretion of redeemable noncontrolling interests	(19,771)	1,180	(74,771)
Basic and diluted net loss available to common stockholders of Live Nation	$(670,675)	$(1,723,355)	$(4,882)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss)	$(608,786)	$(1,827,790)	$118,212
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	15,204	(36,689)	—
Realized loss on cash flow hedge	7,825	5,102	—
Foreign currency translation adjustments	6,016	291	(482)
Comprehensive income (loss)	(579,741)	(1,859,086)	117,730
Comprehensive income (loss) attributable to noncontrolling interests	42,118	(103,255)	48,323
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(621,859)	$(1,755,831)	$69,407

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2018	209,135,581	$2,091	$2,268,209	$(1,019,223)	$(6,865)	$(145,231)	$243,762	$1,342,743	$329,355
Non-cash and stock-based compensation	—	—	48,887	—	—	—	—	48,887	—
Common stock issued under stock plans, net of shares withheld for employee taxes	392,147	5	(15,357)	—	—	—	—	(15,352)	—
Exercise of stock options	910,006	9	14,095	—	—	—	—	14,104	—
Conversion of convertible debt	824,328	8	28,578	—	—	—	—	28,586	—
Acquisitions	—	—	—	—	—	—	137,981	137,981	52,373
Purchases of noncontrolling interests	—	—	(23,878)	—	—	—	(24,867)	(48,745)	(1,459)
Redeemable noncontrolling interests fair value adjustments	—	—	(74,771)	—	—	—	—	(74,771)	74,771
Contributions received	—	—	—	—	—	—	14,285	14,285	—
Cash distributions	—	—	—	—	—	—	(84,115)	(84,115)	(23,362)
Other	—	—	(144)	—	—	—	(2,179)	(2,323)	2,764
Comprehensive income (loss):
Net income	—	—	—	69,889	—	—	33,267	103,156	15,056
Foreign currency translation adjustments	—	—	—	—	—	(482)	—	(482)	—
Balances at December 31, 2019	211,262,062	2,113	2,245,619	(949,334)	(6,865)	(145,713)	318,134	1,463,954	449,498

Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	116,899	—	—	—	—	116,899	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,382,256	14	(37,876)	—	—	—	—	(37,862)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,822,670	18	20,952	—	—	—	—	20,970	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	54,378	54,378	23,511
Divestitures	—	—	—	—	—	—	6	6	—
Purchases of noncontrolling interests	—	—	14,336	—	—	—	(3,975)	10,361	(129,652)
Sales of noncontrolling interests	—	—	(7,667)	—	—	—	39,406	31,739	—
Redeemable noncontrolling interests fair value adjustments	—	—	1,180	—	—	—	—	1,180	(1,180)
Contributions received	—	—	—	—	—	—	4,668	4,668	750
Cash distributions	—	—	—	—	—	—	(25,092)	(25,092)	(16,532)
Other	—	—	—	—	—	—	(2,731)	(2,731)	2,535
Comprehensive income (loss):
Net loss	—	—	—	(1,724,535)	—	—	(46,774)	(1,771,309)	(56,481)
Unrealized loss on cash flow hedge	—	—	—	—	—	(36,689)	—	(36,689)	—
Realized loss on cash flow hedge	—	—	—	—	—	5,102	—	5,102	—
Foreign currency translation adjustments	—	—	—	—	—	291	—	291	—
Balances at December 31, 2020	214,466,988	2,145	2,386,790	(2,676,833)	(6,865)	(177,009)	338,020	(133,752)	272,449

Non-cash and stock-based compensation	—	—	96,747	—	—	—	—	96,747	—
Common stock issued under stock plans, net of shares withheld for employee taxes	921,186	9	(27,707)	—	—	—	—	(27,698)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	1,337,301	13	12,458	—	—	—	—	12,471	—
Sale of common shares	5,239,259	53	449,577	—	—	—	—	449,630	—
Acquisitions	—	—	—	—	—	—	21,120	21,120	280,828
Divestitures	—	—	—	—	—	—	—	—	—
Purchases of noncontrolling interests	—	—	(110)	—	—	—	(2,577)	(2,687)	(1,698)
Sales of noncontrolling interests	—	—	(289)	—	—	—	9,318	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(19,771)	—	—	—	—	(19,771)	19,771
Contributions received	—	—	—	—	—	—	21,911	21,911	95
Cash distributions	—	—	—	—	—	—	(41,011)	(41,011)	(11,357)
Other	—	—	—	—	—	—	(3,090)	(3,090)	221
Comprehensive income (loss):
Net income (loss)	—	—	—	(650,904)	—	—	50,506	(600,398)	(8,388)
Unrealized gain on cash flow hedge	—	—	—	—	—	15,204	—	15,204	—
Realized loss on cash flow hedge	—	—	—	—	—	7,825	—	7,825	—
Foreign currency translation adjustments	—	—	—	—	—	6,016	—	6,016	—
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(608,786)	$(1,827,790)	$118,212
Reconciling items:
Depreciation	222,840	245,713	220,459
Amortization	193,437	239,312	223,532
Amortization of non-recoupable ticketing contract advances	74,406	47,971	80,302
Deferred income tax benefit	(9,639)	(37,877)	(465)
Amortization of debt issuance costs and discounts	37,260	32,774	24,116
Provision for uncollectible accounts receivable	(17,826)	43,076	27,926
Non-cash compensation expense	209,337	116,889	48,785
Unrealized changes in fair value of contingent consideration	(6,732)	(24,448)	6,698
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	11,189	18,280	14,152
Loss (gain) on sale of investments in nonconsolidated affiliates	(83,578)	1,727	(1,119)
Other, net	(15,333)	(18,472)	(4,908)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(485,211)	490,588	(159,792)
Decrease (increase) in prepaid expenses and other assets	95,533	141,631	(170,486)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,315,722	(1,379,461)	(45,920)
Increase in deferred revenue	847,949	826,699	88,291
Net cash provided by (used in) operating activities	1,780,568	(1,083,388)	469,783
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(28,899)	(56,957)	(50,035)
Collections of notes receivable	23,835	80,963	13,216
Investments made in nonconsolidated affiliates	(110,589)	(11,242)	(57,280)
Purchases of property, plant and equipment	(152,734)	(213,746)	(323,566)
Cash paid for acquisitions, net of cash acquired	(384,251)	(41,083)	(235,071)
Purchases of intangible assets	(7,100)	(8,863)	(42,261)
Proceeds from sale of investments in nonconsolidated affiliates	90,432	19,003	1,455
Other, net	2,344	7,863	2,542
Net cash used in investing activities	(566,962)	(224,062)	(691,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	903,827	1,607,365	937,400
Payments on long-term debt including extinguishment costs	(109,705)	(30,987)	(437,267)
Contributions from noncontrolling interests	22,026	5,418	14,285
Distributions to noncontrolling interests	(52,368)	(41,624)	(107,476)
Purchases and sales of noncontrolling interests, net	(9,638)	(106,242)	(50,267)
Proceeds from sale of common stock, net of issuance costs	449,630	—	—
Proceeds from exercise of stock options	30,618	30,647	14,104
Taxes paid for net share settlement of equity awards	(45,845)	(47,539)	(15,353)
Payments for deferred and contingent consideration	(17,319)	(66,992)	(26,537)
Other, net	106	36	—
Net cash provided by financing activities	1,171,332	1,350,082	328,889
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43,585)	29,565	(11,633)
Net increase in cash, cash equivalents and restricted cash	2,341,353	72,197	96,039
Cash, cash equivalents and restricted cash at beginning of period	2,546,439	2,474,242	2,378,203
Cash, cash equivalents and restricted cash at end of period	$4,887,792	$2,546,439	$2,474,242

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$224,402	$166,403	$103,915
Income taxes, net of refunds	$15,911	$26,151	$66,937

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
Due to the unprecedented stoppage of our concert and other events globally beginning in mid-March resulting from the global COVID-19 pandemic, we did not experience our typical seasonality trends in 2020 and 2021 even with the resumption of events late in the second quarter of 2021.
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

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2021 and 2020, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $363 million and $302 million of assets and $276 million and $270 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2021 and 2020 cash and cash equivalents balance is $1.3 billion and $673.5 million, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
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
Artist advances and ticketing contract advances are reviewed for recoverability whenever circumstances change, such as extended delays in an artist’s touring cycle, a decline in an artist’s tour earnings, lack of events on sale for a ticketing client or a decline in a client’s ticket sales, indicating that the advance may not be recoupable over the term of the agreement. We review various factors, including past recoupment amounts, timing of an artist’s last tour, expectations of future tours, ticketing clients’ historical ticket sales and expectations of clients’ future ticket sales, to determine if we believe the advance will recoup as expected. If an advance is not expected to be fully recoupable, a reserve is established to reduce the advance to the amount we expect to recoup. The reserves are recorded as a component of direct operating expenses in our consolidated statements of operations.
Business Combinations
During 2021, 2020 and 2019, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate for the years ended December 31, 2020 and 2019. Further information regarding our acquisitions for the year ended December 31, 2021 can be found in Note 3—Business Acquisitions.
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
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. We also considered changes in discount rates, market multiples, carrying value and forecast since the last quantitative test.
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
Some of our lease agreements contain annual rental escalation clauses, as well as provisions for us to pay the related utilities and maintenance. We have elected to account for the lease components (i.e., fixed payments including rent and parking) and non-lease components (i.e., common-area maintenance costs) as a single lease component.
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
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period we experience lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the years ended December 31, 2021 and 2020, we recorded business interruption insurance recoveries of $97.2 million and $125.7 million, respectively. The recoveries in 2020 were primarily due to the global COVID-19 pandemic while the recoveries in 2021 were for a variety of claims. For the year ended December 31, 2021, business interruption insurance recoveries was primarily recorded as revenue. For the year ended December 31, 2020, approximately half was recorded as revenue and half as a reduction to our direct operating and selling, general and administrative expenses.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the year ended December 31, 2021, we recorded net foreign currency transaction losses of $20.6 million. For the years ended December 31, 2020 and 2019, we recorded net foreign currency transaction gains of $9.0 million and $3.2 million, respectively. We do not currently have significant operations in highly inflationary countries.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $260.8 million, $103.3 million and $452.7 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $18.1 million, $14.8 million and $27.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, were recorded as a component of selling, general and administrative expenses.

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

Accounting Pronouncements - Not Yet Adopted
In August 2020, the FASB issued guidance that simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. The guidance is effective for annual periods beginning after December 15, 2021 and interim periods within that year. The guidance should be applied using either a modified retrospective method or a full retrospective method. We will adopt this guidance on January 1, 2022 using the modified retrospective method and expect to record a cumulative-effect adjustment of $60.5 million as a reduction to accumulated deficit in the consolidated balance sheets. We expect the impact of adoption to also result in a reduction of additional paid-in capital of $96.0 million and increases in current portion of long-term debt, net and long-term debt, net of $14.7 million and $20.8 million, respectively, as a result of reversal of the separation of the convertible debt between debt and equity. The adoption is not expected to have a material effect on our consolidated statements of operations and consolidated statements of cash flows.

NOTE 2—IMPACT OF THE GLOBAL COVID-19 PANDEMIC

The unprecedented and rapid spread of COVID-19 and the related government restrictions and social distancing measures implemented throughout the world significantly impacted our business from mid-March 2020 through the first half of this year. Late in the second quarter, however, we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in the United States and United Kingdom. The restart of our operations has been executed with careful consideration of the safety and health of our fans, artists and employees through a mix of masking, testing and vaccination protocols at our events, venues and offices around the world.
Operating Results
While the first half of the year saw a material impact from the global COVID-19 pandemic, in the second half of the year, ticket sales grew, new sponsor partners were signed and shows began to resume, primarily in the United States and United Kingdom. Our overall revenue for the year ended December 31, 2021 increased by $4.4 billion to $6.3 billion as compared to prior year. The revenue increase during the year was across all of our segments as a result of more events going on sale and occurring globally, along with lower refunds, as compared to prior year. The increase in revenue during 2021 was primarily in our Concerts and Ticketing segments largely due to the resumption of shows and festivals late in the second quarter of 2021 and continuing throughout the rest of 2021 primarily in the United States and United Kingdom.
The event-related deferred revenue for our Concerts segment, which is reported as part of deferred revenue on our consolidated balance sheets, includes the face value and Concerts’ share of service charges for all tickets sold by December 31, 2021 for shows expected to occur in the next 12 months. Any refunds committed to for shows cancelled or rescheduled during the year ended December 31, 2021 have either been returned to fans or are reflected in accrued expenses on the consolidated balance sheets. We are no longer estimating future refunds as operations have resumed in our major markets and event cancellations and postponements have declined such that our estimation of future events that could be impacted by the global COVID-19 pandemic would result in an insignificant reclassification from deferred revenue to accrued expenses. We expect that the majority of our shows postponed due to the pandemic will be rescheduled. Event-related deferred revenue for tickets sold for shows expected to occur after December 31, 2022 totaled $73.2 million and is reflected in other long-term liabilities on our consolidated balance sheets.
The revenue recognized in our Ticketing segment during 2021 includes our share of ticket service charges for tickets sold during the period for third-party clients and for shows that occurred in the period for our Concerts segment where our promoters control the ticketing. Revenue has been reduced for any shows that were cancelled and for refunds requested on rescheduled shows up to the time of the filing of these consolidated financial statements, and funds have either been returned to the customer or are reflected in accrued expenses on the consolidated balance sheets. Our ticketing clients determine if shows will be rescheduled or cancelled and what the refund policy will be for those shows. We have not recorded an estimate for refunds that may occur in the future since our clients, not Ticketmaster, determine when shows are cancelled or rescheduled and we have a limited amount of historical data of refunds resulting from a global shutdown of live events on which to reliably determine an estimate.

For events that are cancelled, our standard policy is to refund the fans within 30 days, subject to regulations in various markets and in some cases at the discretion of our venue or event organizer clients. Our ticket refund policies for rescheduled shows vary by ticketing client and country. In multiple international markets, including Germany, Italy and Belgium, governmental regulations have been put in place in response to the global COVID-19 pandemic which allow for the issuance of vouchers in place of cash refunds for rescheduled shows, and in some cases for cancelled shows.
The restart of our operations is now well underway in the United States and United Kingdom and we expect the same to happen in other parts of the world as vaccination efforts gain momentum in mainland Europe, Asia-Pacific and Latin America. The reduction in live events due to the pandemic has had a negative impact on our operating results during the year ended December 31, 2021 and we expect certain markets to continue to be impacted in the first quarter of 2022 as there is still uncertainty on the exact timing and pace of the recovery in certain markets where vaccination efforts are still underway.

NOTE 3—BUSINESS ACQUISITIONS
During 2021, we completed the acquisition of an aggregate 51% interest in OCESA. This acquisition was accounted for as a business combination under the acquisition method of accounting. With the exception of OCESA, all other acquisitions were not material on an individual basis or in the aggregate.
OCESA Acquisition
Description of Transaction
On December 6, 2021, we completed our acquisition of an aggregate 51% of the capital stock of OCESA (the “Acquisition”) for $431.9 million, subject to certain adjustments. Upon closing of the Acquisition, we and Corporación Interamericana de Entretenimiento, S.A.B. de C.V. terminated the then pending International Chamber of Commerce arbitration in connection with the earlier termination of the purchase agreements, and any related litigation was also dismissed.
One of the most prominent live event businesses globally, OCESA has a robust business portfolio in ticketing, sponsorship, food and beverage, merchandise, and venue operation across Mexico and Latin America. As part of the Acquisition, we also acquired an equity interest in OcesaSeitrack, OCESA’s booking and artist management joint venture; ICREA, one of Mexico’s special and corporate event specialists; and Centro Citibanamex, an exhibition and convention center in Mexico City. We expect the Acquisition to add value and growth to our Concerts, Ticketing and Sponsorship & Advertising segments.

Recording of Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including goodwill:

Initial Allocation
(in thousands)
Fair value of consideration transferred	$431,943
Fair value of redeemable noncontrolling interests	280,000
Fair value of noncontrolling interests	7,000
Fair value of pre-existing investment in nonconsolidated affiliates	50,000

Less: Preliminary recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	113,014
Accounts receivable	89,844
Prepaid expenses	33,070
Other current assets	658
Property, plant and equipment	25,318
Operating lease assets	67,142
Intangible assets	340,000
Investments in nonconsolidated affiliates	30,000
Other long-term assets	36,525
Accounts payable, client accounts	(13,344)
Accounts payable	(12,584)
Accrued expenses	(69,583)
Deferred revenue	(144,557)
Current portion of operating lease liabilities	(9,209)
Long-term operating lease liabilities	(57,984)
Long-term deferred income taxes	(102,279)
Goodwill	$442,912
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Acquisition consists largely of cost savings and new opportunities expected from combining the operations of Live Nation and OCESA. The anticipated synergies primarily relate to cost efficiencies on promotion, venue and festivals as well as ticketing and sponsorship opportunities. Of the total amount of preliminary goodwill recognized in connection with the Acquisition, none will be deductible for tax purposes. Preliminary goodwill of $39.0 million, $155.6 million and $248.3 million has been allocated to the Concerts, Ticketing and Sponsorship & Advertising segments, respectively, as a result of the Acquisition.
Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.

Intangible assets — the preliminary fair value of the acquired intangible assets is currently being evaluated using commonly used valuation techniques. In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued. The acquired definite-lived intangible assets include the following:

	Preliminary Estimated Fair Value	Preliminary Estimated Useful Lives (1)
	(in thousands)	(years)
Client/vendor relationships	$102,000	5 to 10
Revenue-generating contracts	90,000	4 to 10
Venue management and leaseholds	107,000	10
Trademarks and naming rights	41,000	5 to 10
Total acquired intangible assets	$340,000
_____________________
(1) Determination of the preliminary estimated useful lives of the individual categories of intangible assets was based on the nature of the applicable intangible asset and the expected future cash flows to be derived from the intangible asset. Amortization of intangible assets with definite lives is recognized over the shorter of the respective lives of the agreement or the period of time the assets are expected to contribute to future cash flows.
Some of the more significant estimates and assumptions inherent in determining the fair value of the identifiable intangible assets are associated with forecasting cash flows and profitability. The primary assumptions used were generally based upon the present value of anticipated cash flows discounted at rates ranging from 12% to 13%. Estimated years of projected earnings generally follow the range of estimated remaining useful lives for each intangible asset class.
Noncontrolling interests — The preliminary fair value of the redeemable noncontrolling interests and noncontrolling interests of $280.0 million and $7.0 million, respectively, were estimated by applying the market approach. The fair value estimates are based on fair value of consideration transferred, adjustment of 20% to account for acquisition premium and adjustments of 10% to 20% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.
Actual and Pro Forma Impact of Acquisition
The revenue, loss from continuing operations and net loss of OCESA that are included in our consolidated statements of operations are not material for the year ended December 31, 2021 since the Acquisition closed on December 6, 2021. Pro forma results of operations, assuming that OCESA had been acquired on January 1, 2020, for the years ended December 31, 2021 and 2020 were not material to our consolidated statements of operations.
We incurred a cumulative total of $12.3 million of acquisition transaction expenses relating to the Acquisition, of which $9.0 million, $1.1 million and $1.2 million are included in selling, general and administrative expenses within our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, respectively.
We are in the process of completing our purchase accounting in accordance with GAAP, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. As we completed the Acquisition in the last month of the year ended December 31, 2021 and given the size of the Acquisition, the purchase accounting should be considered preliminary and is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.

NOTE 4—LONG-LIVED ASSETS
We reviewed our long-lived assets for potential impairment indicators due to the suspension of our live events resulting from the global COVID-19 pandemic. Our venues are either owned or we have long-term operating rights under lease or management agreements with terms ranging from 5 to 25 years. Many of our definite-lived intangible assets are based on revenue-generating contracts, and client or vendor relationships associated with live events and have useful lives, established at the time of acquisition, typically ranging from 3 to 10 years. Our more significant investments in nonconsolidated affiliates are in the concert event promotion, venue operation or ticketing businesses, and these businesses have been experiencing similar impacts to their operations, in line with what we are experiencing as a result of the pandemic. Based on our assessments, we recorded impairment charges on certain of our definite-lived intangible assets, which are discussed below.

Late in the second quarter of 2021 we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter of 2021, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. We expect the same to happen in other parts of the world as vaccination efforts gain momentum in mainland Europe, Asia-Pacific and Latin America. The reduction in live events due to the pandemic has had a negative impact on our operating results for 2021 and we expect certain markets to continue to be impacted in the first quarter of 2022 as there is still uncertainty on the exact timing and pace of the recovery in certain markets where vaccination efforts are still underway. As our larger venues have reopened and tours have resumed in the United States and United Kingdom and we expect other markets to reopen throughout 2022, we believe the underlying business supporting all of our long-lived assets will begin generating operating income once again.
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
Property, plant and equipment consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Land, buildings and improvements	$1,324,278	$1,239,696
Computer equipment and capitalized software	910,581	887,637
Furniture and other equipment	411,403	424,363
Construction in progress	173,865	151,830
	2,820,127	2,703,526
Less: accumulated depreciation	1,728,198	1,602,112
	$1,091,929	$1,101,414

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2021 and 2020:

	Client / vendor relationships	Revenue- generating contracts	Venue management & leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2019:
Gross carrying amount	$527,490	$700,557	$149,586	$152,935	$87,338	$25,219	$1,643,125
Accumulated amortization	(203,361)	(402,022)	(42,699)	(56,416)	(54,220)	(14,266)	(772,984)
Net	324,129	298,535	106,887	96,519	33,118	10,953	870,141
Gross carrying amount:
Acquisitions—current year	129,015	69,766	8,695	12	19,712	94	227,294
Acquisitions—prior year	(33,118)	22,821	2,093	—	1,000	—	(7,204)
Foreign exchange	8,391	7,720	2,923	(2,462)	411	12	16,995
Other (2)	(135,704)	(222,200)	(15,341)	(141)	(36,178)	(7,912)	(417,476)
Net change	(31,416)	(121,893)	(1,630)	(2,591)	(15,055)	(7,806)	(180,391)
Accumulated amortization:
Amortization	(77,389)	(88,640)	(23,532)	(16,737)	(27,646)	(5,368)	(239,312)
Foreign exchange	(1,351)	(9,239)	(1,034)	(613)	(433)	(49)	(12,719)
Other (2)	135,704	222,191	15,341	162	36,500	7,983	417,881
Net change	56,964	124,312	(9,225)	(17,188)	8,421	2,566	165,850
Balance as of December 31, 2020:
Gross carrying amount	496,074	578,664	147,956	150,344	72,283	17,413	1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	349,677	300,954	96,032	76,740	26,484	5,713	855,600
Gross carrying amount:
Acquisitions—current year	117,817	93,102	107,000	41,033	10,419	2,650	372,021
Acquisitions—prior year	5,558	—	—	—	—	—	5,558
Dispositions	—	(1,932)	—	—	—	—	(1,932)
Foreign exchange	(5,922)	(13,430)	(2,146)	(1,689)	160	4	(23,023)
Other (2)	(36,597)	(63,146)	(19,954)	(8,823)	(45,527)	(9,653)	(183,700)
Net change	80,856	14,594	84,900	30,521	(34,948)	(6,999)	168,924
Accumulated amortization:
Amortization	(72,066)	(67,918)	(15,599)	(14,944)	(18,758)	(4,152)	(193,437)
Dispositions	—	751	—	—	—	—	751
Foreign exchange	3,141	5,779	622	554	(190)	(1)	9,905
Other (2)	36,597	63,189	19,972	8,645	46,372	9,820	184,595
Net change	(32,328)	1,801	4,995	(5,745)	27,424	5,667	1,814
Balance as of December 31, 2021:
Gross carrying amount	576,930	593,258	232,856	180,865	37,335	10,414	1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(18,375)	(6,033)	(605,320)
Net	$398,205	$317,349	$185,927	$101,516	$18,960	$4,381	$1,026,338
___________________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisition amounts above for 2021 are definite-lived intangible assets primarily associated with the acquisition of OCESA. Information regarding the preliminary estimated fair value of the acquired OCESA intangible assets can be found in Note 3—Business Acquisitions.
Included in the current year acquisitions amounts above for 2020 are definite-lived intangible assets primarily associated with the acquisitions of a festival and concert promotion business located in Ireland, a merchandise business, a festival promotion business and ticketing relationships, all located in the United States.
The 2021 and 2020 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted- Average Life (1)
	2021	2020
	(in years)
Revenue-generating contracts	9	9
Client/vendor relationships	9	8
Trademarks and naming rights	10	1
Technology (1)	0	5
Venue management and leaseholds	10	7
Other	2	1
All categories	10	8
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a significant reduction in operating cash flow or a change in the manner in which the asset is intended to be used, which may indicate that the carrying amount of the asset may not be recoverable. For the years ended December 31, 2021 and 2020, we reviewed definite-lived intangible assets that management determined had an indicator that remaining future operating cash flows over the acquisition-date estimated useful life may not support their carrying value, as a result of the expected impacts from the global COVID-19 pandemic, and it was determined that certain of those assets were impaired since the estimated undiscounted operating cash flows associated with those assets were less than their carrying value.
For the year ended December 31, 2021, there were no significant impairment charges. For the year ended December 31, 2020, we recorded impairment charges of $23.6 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment primarily as a result of the expected impacts from the global COVID-19 pandemic where the useful life of the definite-lived intangible asset was expiring within the near term. For the year ended December 31, 2019, we recorded impairment charges of $26.8 million as a component of depreciation and amortization primarily related to intangible assets for revenue-generating contracts in the Concerts and Sponsorship & Advertising segments. See Note 8—Fair Value Measurements for further discussion of the inputs used to determine the fair values.
Amortization of definite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $193.4 million, $239.3 million and $223.5 million, respectively.

The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2021:

(in thousands)
2022	$194,045
2023	$168,195
2024	$148,994
2025	$120,926
2026	$102,083

As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $369.0 million and $369.1 million as of December 31, 2021 and 2020, respectively.
Goodwill
We currently have six reporting units with goodwill balances: International Concerts, North America Concerts, Artist Management and Artist Services (non-management) within the Concerts segment; Sponsorship & Advertising; and Global Ticketing. We review goodwill for impairment annually, as of October 1, using a two-step process: a qualitative review and a quantitative analysis.
In 2021, as part of the October 1 annual review, market multiples were not incorporated into our assessments for some reporting units where its current financial metrics do not support use of the market approach as a corroborating approach. When those businesses stabilizes, we will reincorporate the market approach into their fair value methodology.
In 2021, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. Considerations included excess of fair values over carrying values in the most recent quantitative analysis performed, discount rates, financial results and sensitivity analyses. We also considered changes in discount rates, market multiples if applicable, carrying value and forecasts since the last time a quantitative test was performed. One of our reporting units, International Concerts, which accounts for $265.9 million of goodwill had a negative carrying value.
No impairment charges were recorded for the years ended December 31, 2021, 2020 and 2019 as a result of our annual test or interim tests when performed. See Note 8—Fair Value Measurements for discussion of the impairment calculation.

The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2021 and 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2019:
Goodwill	$1,226,057	$766,263	$441,541	$2,433,861
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	790,694	766,263	441,541	1,998,498

Acquisitions—current year	66,810	8,778	13,847	89,435
Acquisitions—prior year	9,033	—	7,165	16,198
Foreign exchange	16,373	7,518	1,181	25,072

Balance as of December 31, 2020:
Goodwill	1,318,273	782,559	463,734	2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	882,910	782,559	463,734	2,129,203

Acquisitions—current year	84,592	157,519	248,295	490,406
Acquisitions—prior year	(1,275)	(3,888)	418	(4,745)
Dispositions	(150)	—	—	(150)
Foreign exchange	(10,989)	(6,126)	(6,730)	(23,845)

Balance as of December 31, 2021:
Goodwill	1,390,451	930,064	705,717	3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$955,088	$930,064	$705,717	$2,590,869
Included in the current year acquisitions amounts above for 2021 is goodwill primarily associated with the acquisition of OCESA. See Note 3—Business Acquisitions for further discussion.
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
Investments in Nonconsolidated Affiliates
During the year ended December 31, 2021, we sold certain investments in nonconsolidated affiliates for $110.2 million in cash and noncash consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $83.6 million.
During the year ended December 31, 2021, we entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support and recognized $25.0 million in noncash additions to investments in nonconsolidated affiliates which are included in other long term assets on our consolidated balance sheets associated with these agreements.

NOTE 5—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating lease cost	$241,012	$241,819
Variable and short-term lease cost	92,863	35,202
Sublease income	(6,014)	(13,270)
Net lease cost	$327,861	$263,751
Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables, while others include periodic adjustments to rent obligations based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved. Our variable and short-term lease cost has increased during the year ended December 31, 2021 as compared to the previous year due to the resumption of concert events and festivals in the second half of 2021.
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$189,205	$203,419
Lease assets obtained in exchange for lease obligations, net of terminations	$251,401	$129,174

Future maturities of our operating lease liabilities at December 31, 2021 are as follows:

(in thousands)
2022	$219,965
2023	237,184
2024	219,726
2025	204,392
2026	193,157
Thereafter	1,498,876
Total lease payments	2,573,300
Less: Interest	843,521
Present value of lease liabilities	$1,729,779

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2021	2020
Weighted average remaining lease term (in years)	13.2	13.9
Weighted average discount rate	6.10%	6.31%
As of December 31, 2021, we have additional operating leases that have not yet commenced with total lease payments of $181.9 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2022 to June 2030 with lease terms ranging from 2 to 20 years.
In response to the impacts we experienced from the global COVID-19 pandemic, we amended certain of our lease agreements for deferral or abatement of fixed rent payments in 2020. These lease concessions did not substantially increase our obligations under the respective lease agreements. Therefore, we elected to account for these lease concessions as though enforceable rights and obligations for those concessions existed in our lease agreements as clarified by the FASB rather than applying the lease modification guidance.

NOTE 6—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$395,000	$—
Term loan B	854,385	938,125
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	—
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
Other long-term debt	105,890	125,226
Total principal amount	5,830,275	5,038,351
Less unamortized discounts and debt issuance costs	(99,537)	(129,840)
Total long-term debt, net of unamortized discounts and debt issuance costs	5,730,738	4,908,511
Less: current portion	585,254	53,415
Total long-term debt, net	$5,145,484	$4,855,096

Future maturities of long-term debt at December 31, 2021 are as follows:

(in thousands)
2022	$602,325
2023	65,272
2024	1,351,867
2025	36,388
2026	1,120,579
Thereafter	2,653,844
Total	$5,830,275
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. As discussed below, our 2.5% convertible senior notes due 2023 are redeemable by holders outside of our control beginning in 2022 and thus, are classified in current portion of long-term debt. See Note 8—Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

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
There were no borrowings under the revolving credit facilities as of December 31, 2021. Based on our outstanding letters of credit of $60.1 million, $569.9 million was available for future borrowings from our revolving credit facilities.
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

4.75% Senior Notes Due 2027
At December 31, 2021, we had $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.875% Senior Notes Due 2024
At December 31, 2021, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at redemption prices starting at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes Due 2026
At December 31, 2021, we had $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
At December 31, 2021, we had $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 of each year, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for our common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.

If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount and the principal amount of the liability component (face value of the notes) is $550 million. As of December 31, 2021, the remaining period for the unamortized debt discount balance of $14.9 million was approximately one year and the value of the notes, if converted and fully settled in shares, exceeds the principal amount of the notes by $417.7 million. As of December 31, 2021, the effective interest rate on the liability component of the notes was 5.7%.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of December 31, 2021, the remaining period for the unamortized debt discount balance of $21.1 million was approximately three years and the value of the notes, if converted and fully settled in shares, exceeds the principal amount of the notes by $52.3 million. As of December 31, 2021, the effective interest rate on the liability component of the notes was 4.2%.
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$21,750	$21,011	$14,015
Amortization of debt discount	20,883	19,260	12,599
Amortization of debt issuance costs	3,330	3,230	2,134
Total interest cost recognized on the notes	$45,963	$43,501	$28,748

Other Long-term Debt
As of December 31, 2021, other long-term debt includes capital leases of $4.7 million, debt to noncontrolling interest partners of $59.9 million and $19.8 million of a subsidiary’s term loan and revolving credit facility. Our other long-term debt has a weighted average cost of debt of 5.6% and maturities at various dates through September 2050.
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

Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. We are required to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the amended credit agreement) for the trailing four consecutive quarters of 6.75x through September 30, 2022 with step downs to 6.25x on December 31, 2022, 5.75x on December 31, 2023, 5.50x on December 31, 2024 and 5.25x on June 30, 2025 through maturity, except that calculations of consolidated EBITDA (as defined in the agreement) will be substituted with an annualized consolidated EBITDA (as defined in the agreement) through June 30, 2022.
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
As of December 31, 2021, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2022.

NOTE 7—DERIVATIVE INSTRUMENTS
We primarily use forward currency contracts and options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2021 and 2020, we had forward currency contracts and options outstanding with notional amounts of $100.4 million and $42.0 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. Our foreign currency derivative activity, including the related fair values, are not material to any period presented.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2021, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
During the year ended December 31, 2021, we recorded unrealized gains of $15.2 million, as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $6.1 million in other comprehensive loss will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 8—Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.
We do not enter into derivative instruments for speculative or trading purposes and do not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 8—Fair Value Measurements for further discussion and disclosure of the fair values for our derivative instruments.

NOTE 8—FAIR VALUE MEASUREMENTS
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2021				Fair Value Measurements at December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$620,980	$—	$—	$620,980	$282,696	$—	$—	$282,696
Forward currency contracts	—	428	—	428	—	118	—	118
Investments in nonconsolidated affiliates	6,835	—	—	6,835	12,688	—	—	12,688
Total	$627,815	$428	$—	$628,243	$295,384	$118	$—	$295,502
Liabilities:
Interest rate swap	$—	$8,558	$—	$8,558	$—	$31,587	$—	$31,587
Forward currency contracts	—	120	—	120	—	1,423	—	1,423
Put option	—	—	5,679	5,679	—	—	8,183	8,183
Contingent consideration	—	—	20,936	20,936	—	—	46,574	46,574
Total	$—	$8,678	$26,615	$35,293	$—	$33,010	$54,757	$87,767

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. The fair value of our investments in nonconsolidated affiliates are based quoted prices in an active market. The fair value for our interest rate swap is based upon inputs corroborated by observable market data with similar tenors.
Certain third parties have a put option to sell to us their noncontrolling interest in one of our subsidiaries and such put option is carried at fair value using Level 3 inputs. The put option is triggered by the occurrence of specific events, one of which is certain to occur, that requires us to buy the noncontrolling interest. The redemption price for the put option is a variable amount based on a formula linked to historical earnings. We have recorded a current liability for the put option which is valued based on the historic results of that subsidiary. Changes in the fair value are recorded in selling, general and administrative expenses.
We have certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. We record the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, we update the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in selling, general and administrative expenses. See Note 9—Commitments and Contingent Liabilities for additional information related to the contingent payments.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2021 and 2020.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2021 and 2020:

	Estimated Fair Value at:
	December 31, 2021	December 31, 2020
	Level 2
	(in thousands)
6.5% Senior Secured Notes Due 2027	$1,315,284	$1,340,688
3.75% Senior Secured Notes Due 2028	$498,380	$—
4.75% Senior Notes Due 2027	$978,358	$970,872
4.875% Senior Notes due 2024	$582,952	$581,480
5.625% Senior Notes due 2026	$310,284	$307,785
2.5% Convertible Senior Notes due 2023	$996,369	$720,764
2.0% Convertible Senior Notes due 2025	$531,040	$425,172
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
The following table shows the fair value of our assets that have been adjusted to fair value on a non-recurring basis which had a significant impact on our results of operations for the years ended December 31, 2021 and 2020:

	Fair Value	Fair Value Measurements Using			Loss
Description	Measurement	Level 1	Level 2	Level 3	(Gain)
	(in thousands)
2021
Investments in nonconsolidated affiliates	50,000	—	—	50,000	(23,711)
2020
Definite-lived intangible assets, net	$7,963	$—	$—	$7,963	$23,630
During 2021, we recorded a gain related to investments in nonconsolidated affiliates of $23.7 million, as a component of other expense, net. The gain was related to the acquisition of a controlling interest in the ticketing business of OCESA on December 6 2021, which was previously accounted for under the equity method. To calculate the gain, we remeasured this investment to fair value using a market multiple methodology. The key inputs in the fair value measurement include a future cash flow projection, including revenue, profit margins, market multiples and adjustment related to discount for lack of marketability. The key inputs used for this non-recurring fair value measurement are considered Level 3 inputs.
During 2021, there were no significant impairment charges. During 2020, we recorded impairment charges related to definite-lived intangible assets of $23.6 million as a component of depreciation and amortization. The impairment charges are primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment. It was determined that these assets were impaired since the most recent estimated undiscounted future cash flows associated with these assets were less than their carrying value, primarily as a result of the expected impacts from the global COVID-19 pandemic for the 2020 period. These impairments were calculated using operating cash flows, which were discounted to approximate fair value. The key inputs in these calculations include future cash flow projections, including revenue profit margins, and, for the fair value computation, a discount rate. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
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

NOTE 9—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2021, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2022	$1,672,720	$2,200
2023	410,929	935
2024	195,082	934
2025	117,467	962
2026	101,749	6,652
Thereafter	209,815	19,752
Total	$2,707,762	$31,435

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2021, we have accrued $34.2 million in other current liabilities and $7.9 million in other long-term liabilities and, as of December 31, 2020, we had accrued $11.7 million in other current liabilities and $7.3 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2021, we have accrued $15.6 million in other current liabilities and $5.3 million in other long-term liabilities and, as of December 31, 2020, we had accrued $27.5 million in other current liabilities and $19.1 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending July 2026. See Note 8—Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2021 and 2020, we guaranteed the debt of third parties of approximately $20.8 million and $12.1 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
Litigation
Consumer Class Actions
The following putative class action lawsuits were filed against Live Nation and/or Ticketmaster in Canada: Thompson-Marcial and Smith v. Ticketmaster Canada Holdings ULC (Ontario Superior Court of Justice, filed September 2018); McPhee v. Live Nation Entertainment, Inc., et al. (Superior Court of Quebec, District of Montreal, filed September 2018); Crystal Watch v. Live Nation Entertainment, Inc., et al. (Court of Queen’s Bench for Saskatchewan, by amendments filed September 2018); and Gomel v. Live Nation Entertainment, Inc., et al. (Supreme Court of British Columbia, Vancouver Registry, filed October 2018). Similar putative class actions were filed in the United States during the same time period, but as of November 2020, each of the lawsuits filed in the United States has been dismissed with prejudice.
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

The McPhee matter is stayed pending the outcome of the Watch matter, and the Thompson-Marcial, Watch, and Gomel cases are in the class certification phase. In April 2021, the court in the Gomel lawsuit refused to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages, but the court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 30, 2015 through April 15, 2021 that were initially purchased on Ticketmaster.ca. We filed a notice of appeal of the class certification ruling in May 2021, and the plaintiff filed a cross-appeal shortly thereafter. The appeals have been fully briefed, and we are awaiting the scheduling of a hearing date.
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
Astroworld Litigation
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, at least 448 civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. Pursuant to a February 14, 2022 order of the state Multidistrict Litigation Panel, matter 21-1033, the civil cases have been assigned to Judge Kristen Hawkins of the 11th District Court of Harris County, Texas, for oversight of pretrial matters under Texas’s rules governing multidistrict litigation.
We are currently unable to reliably predict the developments in, outcome of, and economic costs and other consequences of pending or future litigation related to these matters. We will continue to investigate the factual and legal defenses, and evaluate these matters based on subsequent events, new information and future circumstances. We currently expect that liability insurance can provide sufficient coverage, but at this time there are no assurances of such coverage. Given that these cases are in the early stages and in light of the uncertainties surrounding them, we do not currently possess sufficient information to determine a range of reasonably possible liability. Notwithstanding the foregoing, and without admitting liability or wrongdoing, we may incur material liabilities from the 2021 Astroworld event, which could have a material impact on our business, financial condition, results of operations and/or cash flows.
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

NOTE 10—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Related-party revenue	$10,736	$482	$131,909
Related-party expenses	$1,580	$1,009	$1,711
Related-party acquisition related	$3,000	$—	$3,000
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
Legends
Our Chief Executive Officer became a member of the board of Legends Hospitality Holding Company, LLC (“Legends”) in February 2015. In 2017, our President and Chief Financial Officer assumed this role from the Chief Executive Officer. Legends provides concession services to certain of our owned or operated amphitheaters. We receive fees based on concession sales at each of the amphitheaters. In January 2021, our President and Chief Financial Officer resigned as a board member of Legends.
Sirius XM
Our Chief Executive Officer is a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, we purchase advertising from Sirius XM.
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $5.0 million, $2.2 million and $2.9 million were earned in 2021, 2020 and 2019, respectively, and expenses of $2.9 million, $1.3 million and $1.0 million were incurred in 2021, 2020 and 2019, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2021 and 2020, we had accounts receivable and notes receivable balances of $3.9 million and $19.2 million, respectively, due from certain of our equity investees.

NOTE 11—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$—	$—
Foreign	8,713	7,978	61,834
State	(1,555)	1,024	5,523
Total current	7,158	9,002	67,357
Deferred:
Federal	7,451	(16,366)	5,314
Foreign	(17,434)	(20,772)	(6,345)
State	344	(739)	566
Total deferred	(9,639)	(37,877)	(465)
Income tax expense (benefit)	$(2,481)	$(28,875)	$66,892

The domestic income (loss) before income taxes was $(401.4) million, $(1.5) billion and $36.1 million for 2021, 2020 and 2019, respectively. Foreign income (loss) before income taxes was $(209.9) million, $(374.5) million and $149.0 million for 2021, 2020 and 2019, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2021	2020
	(in thousands)
Deferred tax liabilities:
Leases	$209,758	$206,701
Intangible assets	265,092	170,517
Prepaid expenses	3,424	17,786
Other	5,829	31,835
Total deferred tax liabilities	484,103	426,839
Deferred tax assets:
Intangible assets	48,738	38,846
Accrued expenses	105,118	40,843
Net operating loss carryforwards	957,509	955,160
Foreign tax and other credit carryforwards	45,009	51,119
Equity compensation	14,602	25,209
Leases	237,963	224,776
Other	84,786	34,171
Total gross deferred tax assets	1,493,725	1,370,124
Valuation allowance	1,219,496	1,100,407
Total net deferred tax assets	274,229	269,717
Net deferred tax liabilities	$(209,874)	$(157,122)

Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of December 31, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2021, 2020 and 2019.
During 2021 and 2020, we recorded net deferred tax liabilities of $103.5 million and $35.3 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations. The increase in intangible assets deferred tax liability is primarily due to the OCESA acquisition.
As of December 31, 2021, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $403.1 million, $150.9 million and $403.5 million, respectively. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2025. Our federal net operating loss may be subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Income tax expense (benefit) at United States statutory rate of 21%	$(128,366)	$(389,900)	$38,872
State income taxes, net of federal tax benefits	(1,267)	713	3,137
Differences between foreign and United States statutory rates	(11,237)	(12,794)	6,384
Non-United States income inclusions and exclusions	(1,677)	1,809	(3,222)
United States income inclusions and exclusions	(22,121)	(16,495)	(2,582)
Nondeductible items	18,413	39,861	10,118
Tax contingencies	895	(1,302)	(1,340)
Tax expense from acquired goodwill	7,795	6,950	6,107
Change in valuation allowance	135,908	344,161	8,536
Other, net	(824)	(1,878)	882
	$(2,481)	$(28,875)	$66,892

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
Amounts included in United States income inclusions and exclusions include the favorable impact of tax deductions for vesting of restricted stock awards and exercises of stock options partially offset in 2019 by unfavorable inclusions for GILTI under the provisions associated with the TCJA.
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

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Balance at January 1	$21,732	$21,723	$34,071
Additions:
Increase for current year positions	524	1,689	2,215
Increase for prior year positions	335	—	1,898
Interest and penalties for prior years	36	352	458
Reductions:
Decrease for prior year positions	—	(2,109)	(3,272)
Expiration of applicable statute of limitations	—	—	—
Settlements for prior year positions	(1,435)	(17)	(13,852)
Foreign exchange	138	94	205
Balance at December 31	$21,330	$21,732	$21,723

In February 2019, we reached a settlement agreement with the Canadian taxing authority regarding existing uncertain tax positions. The gross liability for unrecognized tax benefits primarily decreased in 2019 due to this settlement.
If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $0.1 million. The remaining $21.2 million is offset by deferred tax assets that represent tax benefits that would be received in the event that we did not prevail on all uncertain tax positions. As of December 31, 2021, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2021, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2009 through 2021 remain open to examination by the primary tax jurisdictions to which we are subject.

NOTE 12—EQUITY
Dividends
From inception and through December 31, 2021, we have not declared or paid any dividends. We currently intend to retain future earnings, if any, to finance the expansion of our business. Therefore, we do not expect to pay any cash dividends in the foreseeable future. Moreover, the terms of our senior secured credit facility limit the amount of funds that we will have available to declare and distribute as dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of our board of directors in accordance with applicable laws after taking into account various factors, including the financial condition, operating results, current and anticipated cash needs, plans for expansion and contractual restrictions with respect to the payment of dividends.

Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2021	2020
Common shares issued as reported in the consolidated statement of changes in equity	221,964,734	214,466,988
Unissued retirement eligible restricted stock awards	65,625	—
Unvested restricted stock awards	860,244	1,589,073
Unvested deferred stock awards issued	2,192,000	2,367,000
Common shares issued as reported in the consolidated balance sheets	225,082,603	218,423,061
Unvested restricted stock awards and unvested deferred stock awards issued will be reflected in the statements of changes in equity at the time of vesting.
In September 2021, we completed the public offering of 5,239,259 shares of common stock. A portion of the proceeds of $455.3 million were used to pay fees of $5.7 million, leaving approximately $449.6 million of net proceeds. We used the net proceeds to fund the acquisition of 51% of the capital stock of OCESA and any remaining proceeds for general corporate purposes.
During 2021, 2020 and 2019, we issued 2.3 million, 3.2 million and 1.3 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
During 2019, we issued 0.8 million shares of common stock to holders of our 2.5% convertible senior notes due 2019 upon conversion of $28.6 million of the principal amount of the notes.
Common Stock Reserved for Future Issuance
Common stock of approximately 16.6 million shares as of December 31, 2021 is reserved for future issuances under the stock incentive plan (including 7.7 million options, 0.9 million restricted stock awards and 2.2 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2021, 2020 and 2019, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$(650,904)	$(1,724,535)	$69,889
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(110)	14,336	(23,878)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	(289)	(7,667)	—
Net transfers of noncontrolling interests	(399)	6,669	(23,878)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$(651,303)	$(1,717,866)	$46,011

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
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2022, 2023, 2024, 2025 and 2026 are $78.0 million, $76.6 million, $84.6 million, $64.1 million and $334.4 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2021, we had outstanding notes receivable and prepayments of $21.0 million in other current assets and $72.1 million in other long-term assets, and as of December 31, 2020, we had outstanding notes receivable and prepayments of $3.0 million in other current assets and $84.1 million in other long-term assets.
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2021, 2020 and 2019:

	Loss on Cash Flow Hedges	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2018	$—	$(145,231)	$(145,231)
Other comprehensive loss before reclassifications	—	(482)	(482)
Amount reclassified from AOCI	—	—	—
Net other comprehensive loss	—	(482)	(482)
Balance at December 31, 2019	—	(145,713)	(145,713)
Other comprehensive income (loss) before reclassifications	(36,689)	291	(36,398)
Amount reclassified from AOCI	5,102	—	5,102
Net other comprehensive income (loss)	(31,587)	291	(31,296)
Balance at December 31, 2020	(31,587)	(145,422)	(177,009)
Other comprehensive income before reclassifications	15,204	6,016	21,220
Amount reclassified from AOCI	7,825	—	7,825
Net other comprehensive income	23,029	6,016	29,045
Balance at December 31, 2021	$(8,558)	$(139,406)	$(147,964)
See Note 8—Fair Value Measurements for further discussion and disclosure of the fair value of our interest rate swap that has been designated as a cash flow hedge.

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
The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of the convertible senior notes where dilutive. For the years ended December 31, 2021, 2020 and 2019 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net income per common share. The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
Options to purchase shares of common stock	7,719,714	9,323,323	11,347,305
Restricted and deferred stock awards—unvested	3,052,244	3,956,073	3,655,582
Conversion shares related to convertible senior notes	11,864,035	11,014,846	8,374,536
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	22,635,993	24,294,242	23,377,423

NOTE 13—REVENUE RECOGNITION
The global COVID-19 pandemic has significantly impacted the recognition of revenue for our Concerts, Ticketing and Sponsorship & Advertising segments. Late in the second quarter of 2021 we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter of 2021, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom.
For our Concerts segment, the impact is partially a delay in the timing of revenue recognition as many events are being rescheduled to dates in 2022. For events that have been cancelled as of December 31, 2021, the deferred revenue has been reclassified to accrued expenses on our consolidated balance sheets where not already refunded to the fan. In certain markets, we are offering fans an incentive to receive a voucher for a future ticket purchase to one of our events in lieu of receiving a refund for the cancelled event. Where a fan has elected to receive the incentive voucher, the cash from the original ticket purchase remains in deferred revenue. For certain of our rescheduled events, we are offering a limited refund window for fans to request a refund. Where a fan has elected to receive a refund for a rescheduled event, the deferred revenue has been reclassified to accrued expenses if not already refunded. We are no longer estimating future refunds as operations have resumed in our major markets and event cancellations and postponements have declined such that our estimation of future events that could be impacted by the global COVID-19 pandemic would result in an insignificant reclassification from deferred revenue to accrued expenses.
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

Concerts
Concerts revenue, including intersegment revenue, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total Concert Revenue	$4,722,190	$1,468,433	$9,428,094
Percentage of consolidated revenue	75.3%	78.9%	81.6%
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
Ticketing
Ticketing revenue, including intersegment revenue, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total Ticketing Revenue	$1,134,268	$188,383	$1,545,189
Percentage of consolidated revenue	18.1%	10.1%	13.4%
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

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2021 and 2020, we had ticketing contract advances of $90.5 million and $63.5 million, respectively, in prepaid expenses and $86.5 million and $87.0 million, respectively, in long-term advances. We amortized $74.4 million, $48.0 million and $80.3 million for the years ended December 31, 2021, 2020 and 2019 respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Total Sponsorship & Advertising Revenue	$411,910	$203,676	$590,274
Percentage of consolidated revenue	6.6%	10.9%	5.1%
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
At December 31, 2021, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.0 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 41%, 22%, 15% and 22% of this revenue in 2022, 2023, 2024 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2021, 2020 and 2019, we had current deferred revenue of $2.8 billion, $1.8 billion and $1.4 billion, respectively.

The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Concerts	$516,035	$273,734
Ticketing	43,508	26,471
Sponsorship & Advertising	74,266	18,010
Other & Corporate	—	3,402
	$633,809	$321,617

As of December 31, 2021, approximately 49.1% of the current deferred revenue balance from December 31, 2020 is expected to be recognized in 2022 and thus such amounts remain in current deferred revenue. In addition, as of December 31, 2021, approximately 13.7% of the current deferred revenue balance from December 31, 2020 has been refunded to fans as the corresponding events have cancelled or refunds were requested for rescheduled events, and thus such amounts have been reclassified to accrued expenses if not already refunded. Our long-term deferred revenue balance has increased as events have been rescheduled into 2023 in markets still experiencing severe impacts from the global COVID-19 pandemic. We had long-term deferred revenue of $116.7 million, $88.6 million and $34.4 million at December 31, 2021, 2020 and 2019, respectively, which is reflected in other long-term liabilities on the consolidated balance sheets.

NOTE 14—STOCK-BASED COMPENSATION
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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Selling, general and administrative expenses	$161,849	$88,620	$21,947
Corporate expenses	47,488	28,269	26,838
Total	$209,337	$116,889	$48,785

As of December 31, 2021, there was $53.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 1.9 years.
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
The following assumptions were used to calculate the fair value of our options on the date of grant:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	1.01%	0.09% - 1.19%	1.89% - 2.53%
Dividend yield	0.0%	0.0%	0.0%
Volatility factors	42.61%	32.37% - 51.83%	27.63% - 28.12%
Weighted average expected life (in years)	6.40	2.51	6.08

The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2021		2020		2019
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	9,323	$18.93	11,347	$18.36	11,784	$16.55
Granted	9	89.81	51	66.27	487	57.00
Exercised	(1,603)	22.32	(2,071)	16.96	(910)	15.50
Forfeited or expired	(9)	75.57	(4)	41.71	(14)	10.82
Outstanding December 31	7,720	$18.24	9,323	$18.93	11,347	$18.36

Exercisable December 31	7,702	$18.13	8,827	$16.98	10,493	$15.77
Weighted average fair value per option granted		$38.55		$13.62		$18.50
The total intrinsic value of stock options exercised during the years ended December 31, 2021, 2020 and 2019 was $106.4 million, $87.9 million and $39.6 million, respectively. Cash received from stock option exercises for the years ended December 31, 2021, 2020 and 2019 was $30.6 million, $30.6 million and $14.1 million, respectively.
There were 5.8 million shares available for future grants under the stock incentive plan at December 31, 2021. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2022 to March 2025, and expiration dates range from January 2022 to March 2031 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/21	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/21	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$5.00 - $9.99	4,102	0.9	$8.76	4,102	0.9	$8.76
$10.00 - $14.99	174	1.2	$11.69	174	1.2	$11.69
$15.00 - $19.99	669	4.0	$19.32	669	4.0	$19.32
$20.00 - $24.99	898	2.1	$21.09	898	2.1	$21.09
$25.00 - $29.99	1,082	4.2	$27.38	1,082	4.2	$27.38
$30.00 - $44.99	327	6.1	$43.95	327	6.1	$43.95
$45.00 - $60.99	445	7.2	$56.82	431	7.2	$56.78
$61.00 - $89.99	23	9.0	$73.43	19	8.9	$70.26

The total intrinsic value of options outstanding and options exercisable as of December 31, 2021 was $783.2 million and $782.2 million, respectively.
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
In 2021, we granted 0.8 million shares of restricted stock under our stock incentive plan. These awards will all vest on the grant date or over a period of six months to four years.
In 2020, we granted 2.1 million shares of restricted stock and 0.3 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest over a period of three months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met. As of December 31, 2021, the performance-based criteria for these awards were not met and such awards were forfeited.

In 2019, we granted 0.2 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plans. These awards will all vest over a period of one or four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met. As of December 31, 2021, the performance-based criteria for these awards have been met unless otherwise forfeited.
The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2021, 2020 and 2019 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2018	1,399	$38.13
Granted	415	57.58
Forfeited	(26)	38.45
Vested	(618)	36.54
Unvested at December 31, 2019	1,170	$45.80
Granted	2,454	55.52
Forfeited	(106)	53.26
Vested	(1,929)	47.48
Unvested at December 31, 2020	1,589	$58.19
Granted	758	86.57
Forfeited	(361)	61.18
Vested	(1,126)	61.25
Unvested at December 31, 2021	860	$78.48
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2021, 2020 and 2019 was $69.2 million, $91.6 million and $22.6 million, respectively.
Deferred Stock
We granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
In 2020 and 2019, we achieved minimum market conditions resulting in the issuance of 0.8 million shares and 1.5 million shares of restricted stock, respectively, subject to vesting over one to four years. As of December 31, 2021, there were no deferred stock awards outstanding for which the minimum market conditions have not been met.

The following table presents a summary of our unvested deferred stock awards outstanding at December 31, 2021, 2020 and 2019 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2018	2,500	$26.69
Awarded	—	0.00
Forfeited	—	0.00
Vested	(14)	36.08
Unvested at December 31, 2019	2,486	$26.63
Awarded	—	0.00
Forfeited	—	0.00
Vested	(119)	28.80
Unvested at December 31, 2020	2,367	$26.53
Awarded	—	0.00
Forfeited	—	0.00
Vested	(175)	26.12
Unvested at December 31, 2021	2,192	$26.56

NOTE 15—OTHER INFORMATION

	December 31,
	2021	2020
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$33,826	$22,000
Notes receivable	19,206	14,556
Other	21,802	2,909
Total other current assets	$74,834	$39,465

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$293,645	$170,494
Notes receivable	69,371	88,889
Other	185,437	131,898
Total other long-term assets	$548,453	$391,281

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$287,079	$90,070
Accrued event expenses	467,189	127,004
Accrued insurance	122,783	128,348
Accrued legal	18,102	23,596
Collections on behalf of others	83,403	51,127
Accrued ticket refunds	36,661	143,827
Other	630,689	330,177
Total accrued expenses	$1,645,906	$894,149

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$49,827	$39,207
Other	33,260	32,876
Total other current liabilities	$83,087	$72,083

The following details the components of “Other long-term liabilities”:
Deferred income taxes	$236,549	$170,759
Deferred revenue	116,682	88,641
Contingent and deferred purchase consideration	13,256	26,401
Other	65,094	67,466
Total other long-term liabilities	$431,581	$353,267

NOTE 16—SEGMENT DATA
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
There were no customers that individually accounted for more than 10% of our consolidated revenue in any year.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2021, 2020 and 2019:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
2021
Revenue	$4,722,190	$1,134,268	$411,910	$2,988	$—	$(2,909)	$6,268,447
Direct operating expenses	3,913,975	358,246	86,540	—	—	(2,772)	4,355,989
Selling, general and administrative expenses	1,184,424	472,519	95,251	2,765	—	(137)	1,754,822
Depreciation and amortization	243,439	133,227	27,942	43	11,626	—	416,277
Loss (gain) on disposal of operating assets	(1,162)	(67)	—	—	18	—	(1,211)
Corporate expenses	—	—	—	—	160,428	—	160,428
Operating income (loss)	$(618,486)	$170,343	$202,177	$180	$(172,072)	$—	$(417,858)
Intersegment revenue	$2,505	$404	$—	$—	$—	$(2,909)	$—
Capital expenditures	$92,132	$49,004	$12,299	$—	$23,036	$—	$176,471
2020
Revenue	$1,468,433	$188,383	$203,676	$3,233	$—	$(2,547)	$1,861,178
Direct operating expenses	1,222,997	129,433	52,517	—	—	(2,547)	1,402,400
Selling, general and administrative expenses	937,651	501,032	75,669	9,990	—	—	1,524,342
Depreciation and amortization	266,255	169,921	30,617	6,684	11,548	—	485,025
Loss (gain) on disposal of operating assets	505	(1)	—	(1)	—	—	503
Corporate expenses	—	—	—	—	102,100	—	102,100
Operating income (loss)	$(958,975)	$(612,002)	$44,873	$(13,440)	$(113,648)	$—	$(1,653,192)
Intersegment revenue	$712	$1,835	$—	$—	$—	$(2,547)	$—
Capital expenditures	$119,730	$77,018	$5,781	$—	$6,886	$—	$209,415
2019
Revenue	$9,428,094	$1,545,189	$590,274	$3,162	$—	$(18,750)	$11,547,969
Direct operating expenses	7,857,437	514,169	114,326	—	—	(18,750)	8,467,182
Selling, general and administrative expenses	1,386,928	642,052	112,594	3,912	—	—	2,145,486
Depreciation and amortization	239,682	156,894	33,084	364	13,967	—	443,991
Loss (gain) on disposal of operating assets	(2,490)	116	—	—	1	—	(2,373)
Corporate expenses	—	—	—	—	168,839	—	168,839
Operating income (loss)	$(53,463)	$231,958	$330,270	$(1,114)	$(182,807)	$—	$324,844
Intersegment revenue	$6,672	$12,078	$—	$—	$—	$(18,750)	$—
Capital expenditures	$186,819	$105,246	$10,261	$—	$35,252	$—	$337,578

The following table provides revenue and long-lived assets for our foreign operations included in the consolidated financial statements:

	United Kingdom Operations	Other Foreign Operations	Total Foreign Operations	Total Domestic Operations	Consolidated Total
	(in thousands)
2021
Revenue	$594,809	$618,005	$1,212,814	$5,055,633	$6,268,447
Long-lived assets	$90,603	$185,550	$276,153	$815,776	$1,091,929
2020
Revenue	$194,177	$472,364	$666,541	$1,194,637	$1,861,178
Long-lived assets	$91,192	$184,679	$275,871	$825,543	$1,101,414
2019
Revenue	$838,940	$3,076,486	$3,915,426	$7,632,543	$11,547,969
Long-lived assets	$77,084	$186,265	$263,349	$854,583	$1,117,932

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
Based on their evaluation as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
In December 2021, we acquired OCESA (see Item 8. Financial Statements and Supplementary Data—Note 3—Business Acquisitions). Management excluded OCESA from our evaluation of internal control over financial reporting. This exclusion is in accordance with the guidance issued by the United States SEC that allows companies to exclude acquisitions from management’s report on internal control over financial reporting for the first year after the acquisition. The preliminary total assets, excluding goodwill and identifiable intangible assets, for OCESA represent approximately 2.9% to our consolidated assets as of December 31, 2021. The preliminary total revenue of OCESA represent less than 1.0% of our consolidated revenues for the year ended December 31, 2021.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
We are in the process of integrating OCESA, which was acquired in December 2021, into our overall internal control over financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2021 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affect on their design and operating effectiveness.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OCESA, which is included in the 2021 consolidated financial statements of the Company and constituted approximately 2.9% of total consolidated assets, excluding goodwill and identifiable intangible assets, as of December 31, 2021, and less than 1% of total consolidated revenues, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of OCESA.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 23, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2021, 2020 and 2019 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2019	$34,225	$24,419	$(7,968)	$(160)	$50,516

Year ended December 31, 2020	$50,516	$26,103	$(11,901)	$8,186	$72,904

Year ended December 31, 2021	$72,904	$(17,658)	$(3,846)	$(909)	$50,491
_________________
(1) Foreign currency adjustments, acquisitions and miscellaneous adjustments. The year ended December 31, 2020 includes a $3.0 million cumulative-effect adjustment related to our adoption of the accounting guidance for current expected credit losses for financial assets measured at amortized cost.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2019	$530,642	$8,536	$—	$128,064	$667,242

Year ended December 31, 2020	$667,242	$344,161	$—	$89,004	$1,100,407

Year ended December 31, 2021	$1,100,407	$135,908	$—	$(16,819)	$1,219,496
________________________
(1) During 2021, 2020 and 2019, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2019 and 2020 valuation allowance increased due to increases in fully valued deferred tax assets, primarily net operating loss carryforwards. The 2021 valuation allowance increased primarily due to increases in certain fully valued United States federal deferred tax assets.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

2.1	Share Subscription Agreement and Other Covenants entered into as of May 1, 2018, by and among Live Nation Entertainment, Inc., Live Nation International Holdings B.V., Rock City, S.A., and Roberto Medina and certain other shareholders of Rock City, S.A.	8-K	001-32601	2.1	5/10/2018
2.2	Stock Purchase Agreement dated July 24, 2019, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.1	10/31/2019
2.3	First Amendment to the Stock Purchase Agreement dated September 13, 2021, by and among Corporación Interamericana de Entretenimiento, S.A.B. de C.V. as Seller, Ticketmaster New Ventures, S. de R.L. de C.V. as Purchaser, Live Nation Entertainment, Inc. as joint obligor of Purchaser, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.2	11/4/2021
2.4	Stock Purchase Agreement dated July 24, 2019, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A.de R.L. de C.V., the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc., the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.2	10/31/2019
2.5	First Amendment to the Stock Purchase Agreement dated September 13, 2021, by and among Grupo Televisa, S.A.B. and Promo-Industrias Metropolitanas, S.A. de C.V. the Sellers, Ticketmaster New Ventures, S. de R.L. de C.V. and Ticketmaster New Ventures Holdings, Inc. the Purchasers, Live Nation Entertainment, Inc. as joint obligor of Purchasers, and OCESA Entretenimiento, S.A. de C.V.	10-Q	001-32601	2.4	11/4/2021
3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Fifth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.2	6/7/2013
4.1	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.2	Description of Securities.	10-K	001-32601	4.2	3/01/2021
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.2	5/6/2021
10.8 §	Form Restricted Stock Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.3	5/6/2021
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.4	5/6/2021
10.10 §	Form Restricted Stock Award Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.5	5/6/2021
10.11 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.12 §	Employment Agreement, entered into December 15, 2017, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	12/18/2017
10.13 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/20/2017
10.14 §	Employment Agreement, effective as of January 1, 2018, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.3	12/20/2017
10.15 §	Employment Agreement, effective December 17, 2007, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	8/7/2008
10.16 §	First Amendment to Employment Agreement, effective December 31, 2008, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.30	3/5/2009
10.17 §	Second Amendment to Employment Agreement, effective October 22, 2009, between Live Nation Worldwide, Inc. and Brian Capo.	10-K	001-32601	10.55	2/25/2010
10.18 §	Third Amendment to Confirmation of Employment and Compensation Arrangement, effective January 1, 2017, by and between Live Nation Worldwide, Inc. and Brian J. Capo.	10-Q	001-32601	10.1	8/9/2017
10.19 §	Employment Agreement, effective as of January 1, 2015, between Live Nation Entertainment, Inc. and John Hopmans.	10-Q	001-32601	10.1	8/3/2021
10.20 §	First Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.	10-Q	001-32601	10.2	8/3/2021
10.21 §	Second Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.	10-Q	001-32601	10.3	8/3/2021
10.22	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.23	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012
10.24	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.25	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.26	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.27	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018
10.28	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.29	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	8/5/2020
10.30	Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	11/5/2020

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.31
Amendment No. 9 to the Credit Agreement, dated as of January 26, 2022, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
						X
10.32	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012
10.33	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014
10.34	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014
10.35	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015
10.36	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015
10.37	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015
10.38	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017
10.39	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017
10.40	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018
10.41	Eighth Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.38	2/27/2020
10.42	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.43	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017
10.44	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017
10.45	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018
10.46	Third Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/27/2020
10.47	Fourth Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2020
10.48	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.49	First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-32601	10.45	2/27/2020
10.50	Second Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	8/5/2020
10.51	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018
10.52	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.53	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.54	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.1	5/7/2020
10.55	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
10.56	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.1	5/6/2021
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	3/01/2021
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2022.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Michael Rapino and Joe Berchtold, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 23, 2022

/s/ Joe Berchtold Joe Berchtold	Chief Financial Officer	February 23, 2022

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 23, 2022

/s/ Maverick Carter Maverick Carter	Director	February 23, 2022

/s/ Ping Fu Ping Fu	Director	February 23, 2022

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 23, 2022

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 23, 2022

/s/ Jimmy Iovine Jimmy Iovine	Director	February 23, 2022

/s/ James S. Kahan James S. Kahan	Director	February 23, 2022

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 23, 2022

/s/ Randall T. Mays Randall T. Mays	Director	February 23, 2022

/s/ Dana Walden Dana Walden	Director	February 23, 2022

/s/ Latriece Watkins Latriece Watkins	Director	February 23, 2022