Form 10-Q
period 2022-03-31
Live Nation Entertainment, Inc.
filed 2022-05-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 28, 2022, there were 228,063,872 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,569,853 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,871,905	$4,884,729
Accounts receivable, less allowance of $50,225 and $50,491, respectively	1,210,007	1,066,573
Prepaid expenses	963,227	654,894
Restricted cash	3,114	3,063
Other current assets	62,182	74,834
Total current assets	8,110,435	6,684,093
Property, plant and equipment, net	1,086,307	1,091,929
Operating lease assets	1,649,982	1,538,911
Intangible assets
Definite-lived intangible assets, net	1,004,446	1,026,338
Indefinite-lived intangible assets	368,943	369,028
Goodwill	2,604,811	2,590,869
Long-term advances	576,601	552,697
Other long-term assets	605,077	548,453
Total assets	$16,006,602	$14,402,318
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,804,348	$1,532,345
Accounts payable	67,008	110,623
Accrued expenses	1,511,446	1,645,906
Deferred revenue	4,049,866	2,774,792
Current portion of long-term debt, net	611,319	585,254
Current portion of operating lease liabilities	139,050	123,715
Other current liabilities	95,450	83,087
Total current liabilities	8,278,487	6,855,722
Long-term debt, net	5,146,681	5,145,484
Long-term operating lease liabilities	1,708,610	1,606,064
Other long-term liabilities	436,789	431,581
Commitments and contingent liabilities
Redeemable noncontrolling interests	581,652	551,921
Stockholders' equity
Common stock	2,235	2,220
Additional paid-in capital	2,888,551	2,897,695
Accumulated deficit	(3,317,397)	(3,327,737)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(84,341)	(147,964)
Total Live Nation stockholders' equity	(517,817)	(582,651)
Noncontrolling interests	372,200	394,197
Total equity	(145,617)	(188,454)
Total liabilities and equity	$16,006,602	$14,402,318

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands except share and per share data)
Revenue	$1,802,808	$290,609
Operating expenses:
Direct operating expenses	1,071,022	133,966
Selling, general and administrative expenses	570,182	322,853
Depreciation and amortization	100,469	108,876
Loss on disposal of operating assets	1,665	138
Corporate expenses	32,410	27,948
Operating income (loss)	27,060	(303,172)
Interest expense	66,773	70,830
Interest income	(7,564)	(1,149)
Equity in earnings of nonconsolidated affiliates	(4,288)	(581)
Loss (gain) from sale of investments in nonconsolidated affiliates	132	(55,933)
Other expense (income), net	9,267	(6)
Loss before income taxes	(37,260)	(316,333)
Income tax expense	11,696	6,389
Net loss	(48,956)	(322,722)
Net income (loss) attributable to noncontrolling interests	1,226	(15,529)
Net loss attributable to common stockholders of Live Nation	$(50,182)	$(307,193)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.39)	$(1.44)

Weighted average common shares outstanding:
Basic and diluted	221,890,625	214,531,958

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(50,182)	$(307,193)
Accretion of redeemable noncontrolling interests	(35,714)	(916)
Basic and diluted net loss available to common stockholders of Live Nation	$(85,896)	$(308,109)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net loss	$(48,956)	$(322,722)
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedge	23,969	15,096
Realized loss on cash flow hedge	1,902	1,916
Foreign currency translation adjustments	37,752	(13,219)
Comprehensive income (loss)	14,667	(318,929)
Comprehensive income (loss) attributable to noncontrolling interests	1,226	(15,529)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$13,441	$(303,400)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	161,590	—	—	—	—	161,590	—
Common stock issued under stock plans, net of shares withheld for employee taxes	552,669	5	(36,573)	—	—	—	—	(36,568)	—
Exercise of stock options	1,013,898	10	12,739	—	—	—	—	12,749	—
Acquisitions	—	—	—	—	—	—	399	399	5,654
Purchases of noncontrolling interests	—	—	(15,241)	—	—	—	(2,898)	(18,139)	—
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(35,714)	—	—	—	—	(35,714)	35,714
Contributions received	—	—	—	—	—	—	6,212	6,212	25
Cash distributions	—	—	—	—	—	—	(31,808)	(31,808)	(7,158)
Other	—	—	41	—	—	—	1,783	1,824	(1,079)
Comprehensive income (loss):
Net income (loss)	—	—	—	(50,182)	—	—	4,651	(45,531)	(3,425)
Unrealized gain on cash flow hedge	—	—	—	—	—	23,969	—	23,969	—
Realized loss on cash flow hedge	—	—	—	—	—	1,902	—	1,902	—
Foreign currency translation adjustments	—	—	—	—	—	37,752	—	37,752	—
Balances at March 31, 2022	223,531,301	$2,235	$2,888,551	$(3,317,397)	$(6,865)	$(84,341)	$372,200	$(145,617)	$581,652

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	40,017	—	—	—	—	40,017	—
Common stock issued under stock plans, net of shares withheld for employee taxes	566,285	5	(19,949)	—	—	—	—	(19,944)	—
Exercise of stock options	994,273	10	25,784	—	—	—	—	25,794	—
Purchases of noncontrolling interests	—	—	(500)	—	—	—	—	(500)	—
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(916)	—	—	—	—	(916)	916
Contributions received	—	—	—	—	—	—	1,722	1,722	—
Cash distributions	—	—	—	—	—	—	(4,477)	(4,477)	(1,139)
Other	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	(307,193)	—	—	(7,687)	(314,880)	(7,842)
Unrealized gain on cash flow hedge	—	—	—	—	—	15,096	—	15,096	—
Realized loss on cash flow hedge	—	—	—	—	—	1,916	—	1,916
Foreign currency translation adjustments	—	—	—	—	—	(13,219)	—	(13,219)	—
Balances at March 31, 2021	216,027,546	$2,160	$2,431,387	$(2,984,026)	$(6,865)	$(173,216)	$336,446	$(394,114)	$264,384

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,956)	$(322,722)
Reconciling items:
Depreciation	50,760	56,975
Amortization	49,709	51,901
Amortization of non-recoupable ticketing contract advances	18,527	10,621
Amortization of debt issuance costs and discounts	4,114	9,196
Non-cash compensation expense	49,241	40,017
Unrealized changes in fair value of contingent consideration	10,904	(9,440)
Loss (gain) on sale of investments in nonconsolidated affiliates	132	(53,899)
Other, net	7,500	2,921
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(152,725)	21,861
Decrease (increase) in prepaid expenses and other assets	(338,017)	4,704
Increase (decrease) in accounts payable, accrued expenses and other liabilities	236,584	(39,044)
Increase in deferred revenue	1,310,527	301,483
Net cash provided by operating activities	1,198,300	74,574
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(18,399)	(10,784)
Collections of notes receivable	6,709	884
Investments made in nonconsolidated affiliates	(26,243)	(5,506)
Purchases of property, plant and equipment	(62,525)	(23,763)
Cash paid for acquisitions, net of cash acquired	(13,962)	(6,132)
Proceeds from sale of investments in nonconsolidated affiliates	332	60,308
Other, net	(865)	(4,899)
Net cash provided by (used in) investing activities	(114,953)	10,108
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	700	501,366
Payments on long-term debt	(12,784)	(80,316)
Contributions from noncontrolling interests	5,712	1,722
Distributions to noncontrolling interests	(38,966)	(5,616)
Proceeds from exercise of stock options	10,907	25,794
Taxes paid for net share settlement of equity awards	(36,568)	(19,944)
Other, net	(4,042)	(5,989)
Net cash provided by (used in) financing activities	(75,041)	417,017
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,079)	(30,681)
Net increase in cash, cash equivalents, and restricted cash	987,227	471,018
Cash, cash equivalents and restricted cash at beginning of period	4,887,792	2,546,439
Cash, cash equivalents and restricted cash at end of period	$5,875,019	$3,017,457
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022.
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher revenue and operating income in the second and third quarters as our outdoor venues and festivals are primarily used in or occur from May through October in certain major markets. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability of events for sale to the public, which vary depending upon scheduling by our clients.
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
We expect our seasonality trends to return to normal in 2022 as events in our major markets resumed late in the second quarter of 2021.
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
Included in the March 31, 2022 and December 31, 2021 cash and cash equivalents balance is $1.5 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
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

Nonconsolidated Affiliates
In general, nonconsolidated investments in which we own more than 20% of the common stock or otherwise exercise significant influence over an affiliate are accounted for under the equity method. We review the value of equity method investments and record impairment charges in the statements of operations for any decline in value that is determined to be other-than-temporary. If we obtain control of a nonconsolidated affiliate through the purchase of additional ownership interest or changes in the governing agreements, we remeasure our investment to fair value first and then apply the accounting guidance for business combinations. Any gain or loss resulting from the remeasurement to fair value is recorded as a component of other expense (income), net in the statements of operations. At March 31, 2022 and December 31, 2021, we had investments in nonconsolidated affiliates of $318.1 million and $293.6 million, respectively, included in other long-term assets on our consolidated balance sheets.
Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of March 31, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2022.
Accounting Pronouncements - Adopted
In August 2020, the FASB issued guidance that simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. We adopted this guidance on January 1, 2022, using the modified retrospective method and recorded a cumulative-effect adjustment of $60.5 million as a reduction to accumulated deficit in the consolidated balance sheets. The impact of adoption also resulted in a reduction of additional paid-in capital of $96.0 million and increased our current portion of long-term debt, net and long-term debt, net by $14.7 million and $20.8 million, respectively, as a result of reversal of the separation of the convertible debt between debt and equity. The adoption did not have a material effect on our consolidated statements of operations or consolidated statements of cash flows.

NOTE 2—BUSINESS ACQUISITIONS
During December 2021, we completed the acquisition of an aggregate 51% interest in OCESA. This acquisition was accounted for as a business combination under the acquisition method of accounting. With the exception of OCESA, all other acquisitions were not material on an individual basis or in the aggregate.
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
One of the most prominent live event businesses globally, OCESA has a robust business portfolio in ticketing, sponsorship, concession, merchandise, and venue operation across Mexico and Latin America. As part of the Acquisition, we also acquired an equity interest in OcesaSeitrack, OCESA’s booking and artist management joint venture; ICREA, one of Mexico’s special and corporate event specialists; and Centro Citibanamex, an exhibition and convention center in Mexico City. We expect the Acquisition to add value and growth to our Concerts, Ticketing and Sponsorship & Advertising segments.

Recording of Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including goodwill:

Initial Allocation
(in thousands)
Fair value of consideration transferred	$431,943
Fair value of redeemable noncontrolling interests	280,000
Fair value of noncontrolling interests	7,000
Fair value of pre-existing investment in nonconsolidated affiliates	50,000

Less: Preliminary recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	105,118
Accounts receivable	85,586
Prepaid expenses	33,060
Other current assets	658
Property, plant and equipment	25,318
Operating lease assets	67,142
Intangible assets	340,000
Investments in nonconsolidated affiliates	30,000
Other long-term assets	36,525
Accounts payable, client accounts	(12,566)
Accounts payable	(13,344)
Accrued expenses	(59,120)
Deferred revenue	(144,557)
Current portion of operating lease liabilities	(9,209)
Long-term operating lease liabilities	(57,984)
Long-term deferred income taxes	(102,279)
Goodwill	$444,595
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Acquisition consists largely of cost savings and new opportunities expected from combining the operations of Live Nation and OCESA. The anticipated synergies primarily relate to growth in promotion and festivals as well as sponsorship opportunities. Of the total amount of preliminary goodwill recognized in connection with the Acquisition, none will be deductible for tax purposes. Preliminary goodwill of $45.7 million, $160.8 million and $238.1 million has been allocated to the Concerts, Ticketing and Sponsorship & Advertising segments, respectively, as a result of the Acquisition.
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
Noncontrolling interests — The preliminary fair value of the redeemable noncontrolling interests and noncontrolling interests of $280.0 million and $7.0 million, respectively, were estimated by applying the market approach. The fair value estimates are based on fair value of consideration transferred, adjustment of 20% to account for acquisition premium and adjustments of 10% to 20%to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.
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
We incurred a cumulative total of $12.5 million of acquisition transaction expenses relating to the Acquisition, of which $0.2 million and $0.6 million are included in selling, general and administrative expenses within our consolidated statements of operations for the three months ended March 31, 2022 and 2021, respectively.
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

NOTE 3—LONG-LIVED ASSETS
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Land, buildings and improvements	$1,353,171	$1,324,278
Computer equipment and capitalized software	885,573	910,581
Furniture and other equipment	446,734	411,403
Construction in progress	123,978	173,865
	2,809,456	2,820,127
Less: accumulated depreciation	1,723,149	1,728,198
	$1,086,307	$1,091,929

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2022:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2021:
Gross carrying amount	$576,930	$593,258	$232,856	$180,865	$37,335	$10,414	$1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(18,375)	(6,033)	(605,320)
Net	398,205	317,349	185,927	101,516	18,960	4,381	1,026,338
Gross carrying amount:
Acquisitions—current year	1,003	—	9,978	—	—	—	10,981
Acquisitions—prior year	(2)	—	—	—	—	—	(2)
Foreign exchange	4,416	7,307	2,518	3,729	(10)	12	17,972
Other (2)	—	—	—	—	(5,612)	(540)	(6,152)
Net change	5,417	7,307	12,496	3,729	(5,622)	(528)	22,799
Accumulated amortization:
Amortization	(18,106)	(17,218)	(6,046)	(4,556)	(2,959)	(824)	(49,709)
Foreign exchange	(35)	(759)	269	(788)	5	185	(1,123)
Other (2)	—	—	(7)	2	5,706	440	6,141
Net change	(18,141)	(17,977)	(5,784)	(5,342)	2,752	(199)	(44,691)
Balance as of March 31, 2022:
Gross carrying amount	582,347	600,565	245,352	184,594	31,713	9,886	1,654,457
Accumulated amortization	(196,866)	(293,886)	(52,713)	(84,691)	(15,623)	(6,232)	(650,011)
Net	$385,481	$306,679	$192,639	$99,903	$16,090	$3,654	$1,004,446

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

The 2022 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	3
Venue management and leaseholds	30
All categories	28
Amortization of definite-lived intangible assets for the three months ended March 31, 2022 and 2021 was $49.7 million and $51.9 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2021:
Goodwill	$1,390,451	$930,064	$705,717	$3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	955,088	930,064	705,717	2,590,869

Acquisitions—current year	3,086	—	—	3,086
Acquisitions—prior year	6,164	5,864	(9,788)	2,240
Dispositions	(1,792)	—	—	(1,792)
Foreign exchange	(4,227)	3,127	11,508	10,408

Balance as of March 31, 2022:
Goodwill	1,393,682	939,055	707,437	3,040,174
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$958,319	$939,055	$707,437	$2,604,811
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
During the three months ended March 31, 2021, we sold certain investments in nonconsolidated affiliates for $60.3 million in cash plus $6.8 million in deferred purchase price consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $55.9 million. During the three months ended March 31, 2022, there were no significant sales of investments in nonconsolidated affiliates.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating lease cost	$63,761	$55,299
Variable and short-term lease cost	18,032	9,453
Sublease income	(970)	(2,282)
Net lease cost	$80,823	$62,470
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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$66,232	$58,914
Lease assets obtained in exchange for lease obligations, net of terminations	$157,244	$6,771
Future maturities of our operating lease liabilities at March 31, 2022 are as follows:

(in thousands)
April 1 - December 31, 2022	$166,639
2023	247,013
2024	232,688
2025	216,901
2026	205,071
Thereafter	1,689,663
Total lease payments	2,757,975
Less: Interest	910,315
Present value of lease liabilities	$1,847,660

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	March 31, 2022	December 31, 2021
Weighted average remaining lease term (in years)	13.8	13.2
Weighted average discount rate	5.94%	6.10%
As of March 31, 2022, we have additional operating leases that have not yet commenced, with total lease payments of $184.2 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2022 to June 2030, with lease terms ranging from 2 to 27 years.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	March 31, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$852,653	$—	$852,653	$620,980	$—	$620,980

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2022	December 31, 2021
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,278,408	$1,315,284
3.75% Senior Secured Notes due 2028	$471,290	$498,380
4.75% Senior Notes due 2027	$927,134	$978,358
4.875% Senior Notes due 2024	$578,404	$582,952
5.625% Senior Notes due 2026	$305,865	$310,284
2.5% Convertible Senior Notes due 2023	$972,725	$996,369
2.0% Convertible Senior Notes due 2025	$518,376	$531,040
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
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
Astroworld Litigation
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, approximately 450 civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. Pursuant to a February 14, 2022 order of the state Multidistrict Litigation Panel, matter 21-1033, the civil cases have been assigned to Judge Kristen Hawkins of the 11th District Court of Harris County, Texas, for oversight of pretrial matters under Texas’s rules governing multidistrict litigation.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Loss
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2022:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2021	$(8,558)	$(139,406)	$(147,964)
Other comprehensive income before reclassifications	23,969	37,752	61,721
Amount reclassified from AOCI	1,902	—	1,902
Net other comprehensive income	25,871	37,752	63,623
Balance at March 31, 2022	$17,313	$(101,654)	$(84,341)
Earnings Per Share
Basic net loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net loss per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2022 and 2021, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.

The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2022	2021
Options to purchase shares of common stock	6,705,816	8,334,027
Restricted stock and deferred stock—unvested	3,805,686	3,066,145
Conversion shares related to the convertible senior notes	11,864,035	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	22,375,537	23,264,207

NOTE 8—REVENUE RECOGNITION
The global COVID-19 pandemic significantly impacted revenue for our Concerts, Ticketing and Sponsorship & Advertising segments during 2021. Late in the second quarter of 2021 we began to see the positive impacts of successful vaccination rollouts in many of our key markets, mainly the United States and United Kingdom, with social distancing restrictions easing and live events resuming. In the third quarter of 2021, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. As we moved into 2022, more of our larger markets began resuming shows with the exception of some of our Asia-Pacific markets who continued to experience disruptions from COVID-19 variants.
Concerts
Concerts revenue, including intersegment revenue, for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total Concerts Revenue	$1,207,825	$239,416
Percentage of consolidated revenue	67.0%	82.4%
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
Ticketing
Ticketing revenue, including intersegment revenue, for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total Ticketing Revenue	$480,399	$28,322
Percentage of consolidated revenue	26.6%	9.7%

Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. Our Ticketing segment records revenue arising from the portion of convenience and order processing fees it retains, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. Our Ticketing segment does not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and also the impact of any cancellations of events that occurred during the period.
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
At March 31, 2022 and December 31, 2021, we had ticketing contract advances of $87.6 million and $90.5 million, respectively, recorded in prepaid expenses and $97.5 million and $86.5 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $18.5 million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Total Sponsorship & Advertising Revenue	$115,689	$22,647
Percentage of consolidated revenue	6.4%	7.8%
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
At March 31, 2022, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.2 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 39%, 22%, 19% and 20% of this revenue in the remainder of 2022, 2023, 2024 and thereafter, respectively.

Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $2.8 billion and $1.8 billion at December 31, 2021 and 2020, respectively.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Concerts	$278,546	$37,824
Ticketing	23,043	4,421
Sponsorship & Advertising	34,239	5,583
	$335,828	$47,828

NOTE 9—SEGMENT DATA
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

The following table presents the results of operations for our reportable segments for the three months ended March 31, 2022 and 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Other	Corporate	Eliminations	Consolidated
	(in thousands)
Three Months Ended March 31, 2022
Revenue	$1,207,825	$480,399	$115,689	$813	$—	$(1,918)	$1,802,808
Direct operating expenses	910,277	150,306	12,357	—	—	(1,918)	1,071,022
Selling, general and administrative expenses	384,118	147,456	36,100	2,508	—	—	570,182
Depreciation and amortization	61,163	28,052	8,225	51	2,978	—	100,469
Loss (gain) on disposal of operating assets	1,868	(203)	—	—	—	—	1,665
Corporate expenses	—	—	—	—	32,410	—	32,410
Operating income (loss)	$(149,601)	$154,788	$59,007	$(1,746)	$(35,388)	$—	$27,060
Intersegment revenue	$652	$1,266	$—	$—	$—	$(1,918)	$—
Capital expenditures	$31,993	$11,503	$1,752	$—	$1,241	$—	$46,489

Three Months Ended March 31, 2021
Revenue	$239,416	$28,322	$22,647	$815	$—	$(591)	$290,609
Direct operating expenses	113,904	17,832	2,821	—	—	(591)	133,966
Selling, general and administrative expenses	207,847	94,668	19,103	1,235	—	—	322,853
Depreciation and amortization	62,886	36,478	7,164	11	2,337	—	108,876
Loss on disposal of operating assets	138	—	—	—	—	—	138
Corporate expenses	—	—	—	—	27,948	—	27,948
Operating loss	$(145,359)	$(120,656)	$(6,441)	$(431)	$(30,285)	$—	$(303,172)
Intersegment revenue	$591	$—	$—	$—	$—	$(591)	$—
Capital expenditures	$6,653	$9,675	$1,160	$—	$1,449	$—	$18,937

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2021 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, such as, for example, the risks and uncertainties posed by the global COVID-19 pandemic, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

The first quarter of 2022 was a record start to the year for our company, a remarkable feat considering our position one year ago and the fact that many of our markets remained closed for at least some portion of the quarter. Despite some disruption caused by COVID-19 variants, the general trend has been towards re-opening business and re-starting shows as the prevalence of COVID-19 shifts from pandemic to endemic in our larger markets. Fan demand has never been stronger, which led to a record first quarter for our Ticketing segment and sets us up for a strong year across all three of our segments.
Even with the challenges associated with the pandemic, the conflict in Eastern Europe, supply chain issues, labor shortages and inflationary pressures, the supply and demand dynamic with artists and fans continues to strengthen. Live shows offer a unique and uplifting experience for people of all ages – perhaps even more powerful in these times than ever before. The appeal of live concerts and sporting events is evidenced by the ticket sales we have seen so far this year. The first quarter of 2022 was our second highest quarter ever for transacted GTV and two of our top three transacted volume months occurred in the first quarter.
Our overall revenue increased by nearly $1.5 billion for the quarter. All three of our segments had revenue growth in the quarter with the largest increase coming from our Concerts segment as a result of major markets re-opening for shows, most notably the United States and the United Kingdom. We had operating income of $27 million in the first quarter of 2022 compared to an operating loss of $303 million in the first quarter of 2021, an improvement of $330 million, resulting from shows and sponsorship restarting leading to notably improved ticketing sales. The impact of changes in foreign exchange rates did not materially impact our year-over-year variances.
Our Concerts segment revenue for the quarter increased by $968 million, from $239 million in the first quarter of 2021 to $1.2 billion in the first quarter of 2022. The revenue growth was a result of more shows and fans coming back to venues to enjoy their favorite artists. The number of events for the quarter was approximately 6,600 compared to approximately 670 in the first quarter of 2021. The number of fans for the quarter was 10.8 million compared to approximately 0.5 million last year. The growth was largely in the United States and United Kingdom. Concerts operating loss for the quarter increased by $4 million, from a loss of $145 million in the first quarter of 2021 to a loss of $150 million in the first quarter of 2022. While there were more shows and fans in the quarter, this activity was more than offset by the increase in expenses as we ramped up our staffing and infrastructure to prepare for what we expect will be our busiest summer ever. The first quarter is typically our lightest with respect to show count and fans, but even based on the limited activity we have, we saw improvements to profit per show in the arena, theater and club events in the quarter. So while we are seeing increases to some of our expenses such as labor and fuel, the ticket pricing and spend per fan has more than offset these cost increases.
Our Ticketing segment revenue for the quarter increased by $452 million, from $28 million in the first quarter of 2021 to $480 million in the first quarter of 2022. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand, and higher ancillary revenue streams. Excluding refunds, we sold 57 million fee-bearing tickets in the first quarter compared to 10 million tickets in the same period of the prior year. The increase was largely driven by sales in the United States, the United Kingdom and the addition of OCESA. We also started to see sales pick up in some of our other major European markets. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences. Platinum sales volumes and GTV have more than doubled compared to the first quarter of 2019 this quarter. Our resale business continued its pronounced rebound in the first quarter, with our second highest resale quarter ever, and double our sales from the first quarter of 2019. Ticketing operating income for the quarter improved by $275 million, from a $121 million loss in the first quarter of 2021 to income of $155 million in the first quarter of 2022. The growth in operating results was largely driven by increased ticket sales, upward pricing momentum due to higher fan demand and higher ancillary revenue streams.
Our Sponsorship & Advertising segment revenue for the quarter increased by $93 million, from $23 million in the first quarter of 2021 to $116 million in the first quarter of 2022. The improvement was due to higher activations with our marketing partners driven by more events going on sale, venues re-opening and supplying more advertising content to our clients. Operating income for the quarter increased by $65 million, from a loss of $6 million in the first quarter of 2021 to income of $59 million in the first quarter of 2022. The improvement was due to more sponsor and online advertising resulting from the restart of live events and rapidly increasing ticket sales, particularly in the United States.
As ticket sales and events scale up in key markets, we are balancing our ramp-up with the cost-savings initiatives we implemented across the organization and are also protecting our liquidity by managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. We are optimistic about the long-term potential of our company and are focused on the key elements of our business model: expanding our concerts platform and improving the on-site experience for our fans, driving conversion of ticket sales through development of innovative products to sell more tickets, and developing unique marketing and content programs for top brands.

Impact of the Global COVID-19 Pandemic

The global COVID-19 pandemic significantly impacted the business of our Concerts, Ticketing and Sponsorship & Advertising segments from mid-March 2020 through the first half of 2021. In the third quarter of 2021, we saw a meaningful restart of our operations with outdoor amphitheater events and festivals taking place in both the United States and United Kingdom. As we moved into 2022, more of our larger markets began resuming shows with the exception of some of our Asia-Pacific markets which continued to experience disruptions from COVID-19 variants. As discussed above and in our segment operating results below, the impact of the resumption of shows has resulted in significant improvement in both revenue and operating income in the first quarter of 2022 when compared to the same period of the prior year.
We believe the measures we took in 2020 and 2021 to expand our liquidity along with the cost-savings initiatives implemented during the global COVID-19 pandemic provided us the flexibility to manage our business through the disruption that we experienced while our operations were shut down. We will continue to evaluate future financing opportunities to further expand liquidity at a reasonable cost as we continue to resume concerts across all our markets and pursue growth opportunities through strategic acquisitions or investments.

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
Ticketing
Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters control ticketing, revenue is deferred and recognized when the event occurs. GTV represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. We use GTV to evaluate changes in ticket fee revenue that are driven by the pricing of our service charges.
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

Key Operating Metrics

	Three Months Ended March 31,
	2022	2021
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	4,716	304
International	1,891	364
Total estimated events	6,607	668
Estimated fans:
North America	6,780	69
International	4,020	429
Total estimated fans	10,800	498
Ticketing (2)
Estimated number of fee-bearing tickets sold	51,380	6,593
Estimated number of non-fee-bearing tickets sold	59,912	10,558
Total estimated tickets sold	111,292	17,151
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These metrics are net of any refunds requested and any cancellations that occurred during the period, which may result in a negative number. Fee-bearing tickets sold above are net of refunds of 5.2 million and 3.0 million tickets for the three months ended March 31, 2022 and 2021, respectively.

Non-GAAP Measures
The following table sets forth the reconciliation of AOI to operating income (loss):

	Operating income (loss)	Stock- based compensation expense	Loss (gain) on disposal of operating assets	Depreciation and amortization	Amortization of non-recoupable ticketing contract advances	Acquisition expenses	AOI
	(in thousands)
Three Months Ended March 31, 2022
Concerts	$(149,601)	$25,675	$1,868	$61,163	$—	$11,729	$(49,166)
Ticketing	154,788	2,371	(203)	28,052	21,212	—	206,220
Sponsorship & Advertising	59,007	2,468	—	8,225	—	—	69,700
Other and Eliminations	(1,746)	—	—	51	(2,685)	—	(4,380)
Corporate	(35,388)	18,727	—	2,978	—	348	(13,335)
Total	$27,060	$49,241	$1,665	$100,469	$18,527	$12,077	$209,039
Three Months Ended March 31, 2021
Concerts	$(145,359)	$17,475	$138	$62,886	$—	$(9,679)	$(74,539)
Ticketing	(120,656)	7,806	—	36,478	12,423	1,197	(62,752)
Sponsorship & Advertising	(6,441)	2,793	—	7,164	—	—	3,516
Other and Eliminations	(431)	—	—	11	(1,802)	—	(2,222)
Corporate	(30,285)	11,943	—	2,337	—	258	(15,747)
Total	$(303,172)	$40,017	$138	$108,876	$10,621	$(8,224)	$(151,744)

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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands)
Revenue	$1,207,825	$239,416	*
Direct operating expenses	910,277	113,904	*
Selling, general and administrative expenses	384,118	207,847	85%
Depreciation and amortization	61,163	62,886	(3)%
Loss on disposal of operating assets	1,868	138	*
Operating loss	$(149,601)	$(145,359)	(3)%
Operating margin	(12.4%)	(60.7%)
AOI **	$(49,166)	$(74,539)	34%
AOI margin **	(4.1%)	(31.1%)
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.

Three Months
Revenue
Concerts revenue increased $968.4 million during the three months ended March 31, 2022 as compared to the same period of the prior year primarily due to the resumption of shows and festivals in major markets including the United States and United Kingdom as compared to the lack of events during the same period in 2021 driven by the global COVID-19 pandemic. Concerts had incremental revenue of $131.0 million during the three months ended March 31, 2022 from acquisitions, including OCESA.
Operating results
Concerts operating loss increased $4.2 million during the three months ended March 31, 2022 as compared to the same period of the prior year primarily driven by an increase in selling, general and administrative expenses due to higher compensation costs resulting from increased headcount and higher venue-related costs as shows and festivals resumed in 2022. This decline was partially offset by improved results from the resumption of shows and festivals discussed above. Concerts operating results during the three months ended March 31, 2022 include net operating losses of $25.2 million related to acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands)
Revenue	$480,399	$28,322	*
Direct operating expenses	150,306	17,832	*
Selling, general and administrative expenses	147,456	94,668	56%
Depreciation and amortization	28,052	36,478	(23)%
Gain on disposal of operating assets	(203)	—	*
Operating income (loss)	$154,788	$(120,656)	*
Operating margin	32.2%	*
AOI **	$206,220	$(62,752)	*
AOI margin **	42.9%	*
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.

Three Months
Revenue
Ticketing revenue increased $452.1 million during the three months ended March 31, 2022 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale due to the resumption of concerts and sporting events starting in the second quarter of 2021 and upward pricing momentum due to higher fan demand. Ticketing had incremental revenue of $27.5 million during three months ended March 31, 2022 due to the OCESA acquisition.
Operating results
Ticketing operating income for the three months ended March 31, 2022 was $154.8 million as compared to an operating loss of $120.7 million for the same period of the prior year primarily driven by the increased ticketing activity discussed above partially offset by higher selling, general and administrative expenses driven by increased compensation expenses from increased headcount as operations have resumed.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2022	2021
	(in thousands)
Revenue	$115,689	$22,647	*
Direct operating expenses	12,357	2,821	*
Selling, general and administrative expenses	36,100	19,103	89%
Depreciation and amortization	8,225	7,164	15%
Operating income (loss)	$59,007	$(6,441)	*
Operating margin	51.0%	(28.4)%
AOI **	$69,700	$3,516	*
AOI margin **	60.2%	15.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI and AOI margin as well as reconciliation of AOI.

Three Months
Revenue
Sponsorship & Advertising revenue increased $93.0 million during the three months ended March 31, 2022 as compared to the same period of the prior year primarily due to increased activity in national and local sponsorship programs, festival sponsorships and online advertising in North America due to the resumption of concert events and festivals starting in the second quarter of 2021. Sponsorship & Advertising had incremental revenue of $24.0 million during three months ended March 31, 2022 from acquisitions, including OCESA.
Operating results
Sponsorship & Advertising operating income for the three months ended March 31, 2022 was $59.0 million as compared to an operating loss of $6.4 million for the same period of the prior year primarily driven by higher sponsorship activity discussed above along with incremental operating income from acquisitions including OCESA.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2022			2021
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$1,802,808	$14,020	$1,816,828	$290,609	*	*
Operating expenses:
Direct operating expenses	1,071,022	7,841	1,078,863	133,966	*	*
Selling, general and administrative expenses	570,182	7,310	577,492	322,853	77%	79%
Depreciation and amortization	100,469	950	101,419	108,876	(8)%	(7)%
Loss on disposal of operating assets	1,665	(2)	1,663	138	*	*
Corporate expenses	32,410	20	32,430	27,948	16%	16%
Operating income (loss)	27,060	$(2,099)	$24,961	(303,172)	*	*
Operating margin	1.5%		1.4%	*
Interest expense	66,773			70,830
Interest income	(7,564)			(1,149)
Equity in earnings of nonconsolidated affiliates	(4,288)			(581)
Loss (gain) from sale of investments in nonconsolidated affiliates	132			(55,933)
Other expense (income), net	9,267			(6)
Loss before income taxes	(37,260)			(316,333)
Income tax expense	11,696			6,389
Net loss	(48,956)			(322,722)
Net income (loss) attributable to noncontrolling interests	1,226			(15,529)
Net loss attributable to common stockholders of Live Nation	$(50,182)			$(307,193)
____________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of constant currency.
Loss (gain) from sale of investments in nonconsolidated affiliates
Loss (gain) from sale of investments in nonconsolidated affiliates during the three months ended March 31, 2022 was a loss of $0.1 million as compared to a gain of $55.9 million for the same period of the prior year primarily due to the sale of certain cost basis investments during the first three months of 2021.
Income tax expense
For the three months ended March 31, 2022, we had a net tax expense of $11.7 million on a loss before income taxes of $37.3 million compared to a net tax expense of $6.4 million on a loss before income taxes of $316.3 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, the income tax expense consisted of $9.5 million related to foreign entities, $1.9 million related to United States federal taxes, and $0.3 million related to state and local income taxes. The net increase in tax expense of $5.3 million was primarily due to profits in certain non-United States jurisdictions.

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
Our balance sheet reflects cash and cash equivalents of $5.9 billion at March 31, 2022 and $4.9 billion at December 31, 2021. Included in the March 31, 2022 and December 31, 2021 cash and cash equivalents balances are $1.5 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.8 billion in cash and cash equivalents, excluding client cash, at March 31, 2022. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.8 billion and $5.7 billion at March 31, 2022 and December 31, 2021, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at March 31, 2022.
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
Amended Senior Secured Credit Facility
At March 31, 2022, our senior secured credit facility consists of (i) a $400 million term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $855 million, (y) the aggregate principal amount of voluntary prepayments of the term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
The interest rates per annum applicable to revolving credit facility loans and term loan A under the amended senior secured credit facility are, at our option, equal to either Eurodollar plus 2.25% or a base rate plus 1.25%. The interest rates per annum applicable to the term loan B are, at our option, equal to either Eurodollar plus 1.75% or a base rate plus 0.75%. We have an interest rate swap agreement that ensures the interest rate on $500.0 million principal amount of our outstanding term loan B does not exceed 3.397% through October 2026. The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Eurodollar plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility and delayed draw term loan A, 1.75% per year on the undrawn portion available under the incremental revolving credit facility and variable fees on outstanding letters of credit.
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
There were no borrowings under the revolving credit facilities as of March 31, 2022. Based on our outstanding letters of credit of $66.9 million, $563.1 million was available for future borrowings from revolving credit facilities.

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
As of March 31, 2022, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2022.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the three months ended March 31, 2022, we used $14.0 million of cash primarily for the acquisition of a venue management business in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Maintenance	$13,761	$5,657
Revenue generating	33,127	11,438
Total capital expenditures	$46,888	$17,095
Maintenance capital expenditures during the first three months of 2022 increased from the same period of the prior year primarily due to leasehold improvements of certain office facilities and venue-related projects.
Revenue generating capital expenditures during the first three months of 2022 increased from the same period of the prior year primarily due to enhancements at our venues and higher investments in technology-related projects.
We currently expect capital expenditures to be approximately $375 million for the full year of 2022.

Cash Flows

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$1,198,300	$74,574
Investing activities	$(114,953)	$10,108
Financing activities	$(75,041)	$417,017

Operating Activities
Cash provided by operating activities increased by $1.1 billion for the three months ended March 31, 2022 as compared to the same period of the prior year primarily due to increases in deferred revenue resulting from the resumption of events in certain markets starting late in the second quarter of 2021 and continuing into the first quarter of 2022 along with a reduction of net loss year over year.

Investing Activities
Cash used in investing activities was $115.0 million for the three months ended March 31, 2022 as compared to cash provided by investing activities of $10.1 million for the same period of the prior year primarily due to more cash paid for capital expenditures along with higher proceeds from the sale of investments in nonconsolidated affiliates in 2021 that did not recur in 2022. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash used in financing activities was $75.0 million for the three months ended March 31, 2022 as compared to cash provided by financing activities of $417.0 million for the same period of the prior year primarily due to higher net proceeds in 2021 from debt issuances. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating loss of $45.4 million for the three months ended March 31, 2022. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2022 by $4.5 million. As of March 31, 2022, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2022, we had forward currency contracts outstanding with a notional amount of $93.0 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.8 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of March 31, 2022. Of the total amount, we had $5.0 billion of fixed-rate debt and $0.8 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2022, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2022 with no subsequent change in rates for the remainder of the period.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022.
There have been no changes to our critical accounting policies during the three months ended March 31, 2022.

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
Based on their evaluation as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Changes in Internal Control Over Financial Reporting
We are in the process of integrating OCESA, which was acquired in December 2021, into our overall internal control over financial reporting process. Other than this integration, there have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting resulting from the fact that employees are working remotely due to the global COVID-19 pandemic. We are continually monitoring and assessing the impact of the global COVID-19 pandemic on our internal controls to minimize the affects on their design and operating effectiveness.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 6—Commitments and Contingent Liabilities.

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2021 Annual Report on Form 10-K filed with the SEC on February 23, 2022, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2021 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2022	29,489	$113.87
February 2022	109,091	$119.83
March 2022	183,618	$109.67
	322,198

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
(a) On May 5, 2022, Live Nation entered into an employment agreement with Brian Capo effective as of January 1, 2022 (the “Capo Agreement”) to serve as Live Nation’s Chief Accounting Officer. The term of the Capo Agreement ends on December 31, 2026. After that date, unless earlier terminated, Mr. Capo’s employment with Live Nation will be on an at-will basis. Mr. Capo’s existing employment agreement was extinguished upon execution of the Capo Agreement.
Under the Capo Agreement, Mr. Capo will receive a base salary of $425,000 per year, and will be eligible to receive annual salary increases at the discretion of the Compensation Committee. Mr. Capo is eligible to receive an annual cash performance bonus with a target equal to 50% of his base salary, with such bonus based 50% on Live Nation achieving its adjusted operating income target for the applicable year, and 50% on the achievement of specific performance targets to be established annually.
If Mr. Capo is terminated by Live Nation without cause or Mr. Capo terminates his employment for good reason, subject to Mr. Capo’s execution of a general release of claims, he will receive a cash payment equal to nine months of his base salary.
The Capo Agreement also contains customary non-disclosure, non-solicitation and non-disparagement provisions. The description of the Capo Agreement set forth above is qualified in its entirety by the Capo Agreement attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1 §	Employment Agreement, effective January 1, 2022, between Live Nation Worldwide, Inc. and Brian Capo.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X
§ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2022.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)