Form 10-Q
period 2022-06-30
Live Nation Entertainment, Inc.
filed 2022-08-04
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 28, 2022, there were 229,971,823 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 4,445,332 shares of unvested restricted and deferred stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,860,435	$4,884,729
Accounts receivable, less allowance of $55,150 and $50,491, respectively	1,456,198	1,066,573
Prepaid expenses	1,153,522	654,894
Restricted cash	5,721	3,063
Other current assets	74,906	74,834
Total current assets	8,550,782	6,684,093
Property, plant and equipment, net	1,089,421	1,091,929
Operating lease assets	1,596,511	1,538,911
Intangible assets
Definite-lived intangible assets, net	964,406	1,026,338
Indefinite-lived intangible assets, net	414,700	369,028
Goodwill	2,563,119	2,590,869
Long-term advances	611,899	552,697
Other long-term assets	630,190	548,453
Total assets	$16,421,028	$14,402,318
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,615,787	$1,532,345
Accounts payable	219,744	110,623
Accrued expenses	2,192,883	1,645,906
Deferred revenue	3,766,387	2,774,792
Current portion of long-term debt, net	607,190	585,254
Current portion of operating lease liabilities	153,023	123,715
Other current liabilities	77,029	83,087
Total current liabilities	8,632,043	6,855,722
Long-term debt, net	5,140,155	5,145,484
Long-term operating lease liabilities	1,650,052	1,606,064
Other long-term liabilities	398,756	431,581
Commitments and contingent liabilities
Redeemable noncontrolling interests	565,024	551,921
Stockholders' equity
Common stock	2,256	2,220
Additional paid-in capital	2,853,613	2,897,695
Accumulated deficit	(3,129,597)	(3,327,737)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(129,571)	(147,964)
Total Live Nation stockholders' equity	(410,164)	(582,651)
Noncontrolling interests	445,162	394,197
Total equity	34,998	(188,454)
Total liabilities and equity	$16,421,028	$14,402,318

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands except share and per share data)
Revenue	$4,434,174	$575,946	$6,236,982	$866,555
Operating expenses:
Direct operating expenses	3,267,023	243,120	4,338,045	377,086
Selling, general and administrative expenses	672,213	328,894	1,242,395	651,747
Depreciation and amortization	115,927	103,647	216,396	212,523
Loss (gain) on disposal of operating assets	1,065	(28)	2,730	110
Corporate expenses	59,247	27,598	91,657	55,546
Operating income (loss)	318,699	(127,285)	345,759	(430,457)
Interest expense	68,435	68,909	135,208	139,739
Interest income	(13,192)	(1,471)	(20,756)	(2,620)
Equity in losses (earnings) of nonconsolidated affiliates	(1,955)	2,998	(6,243)	2,417
Loss (gain) from sale of investments in nonconsolidated affiliates	(580)	993	(448)	(52,947)
Other expense, net	5,619	9,461	14,886	7,462
Income (loss) before income taxes	260,372	(208,175)	223,112	(524,508)
Income tax expense	31,995	2,285	43,691	8,674
Net income (loss)	228,377	(210,460)	179,421	(533,182)
Net income (loss) attributable to noncontrolling interests	40,577	(14,795)	41,803	(30,324)
Net income (loss) attributable to common stockholders of Live Nation	$187,800	$(195,665)	$137,618	$(502,858)

Basic net income (loss) per common share available to common stockholders of Live Nation	$0.69	$(0.90)	$0.31	$(2.34)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$0.66	$(0.90)	$0.30	$(2.34)

Weighted average common shares outstanding:
Basic	224,674,447	215,702,508	223,290,226	215,120,467
Diluted	243,634,764	215,702,508	231,367,674	215,120,467

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$187,800	$(195,665)	$137,618	$(502,858)
Accretion of redeemable noncontrolling interests	(32,560)	951	(68,274)	35
Net income (loss) available to common stockholders of Live Nation—basic	$155,240	$(194,714)	$69,344	$(502,823)
Convertible debt interest, net of tax	6,365	—	—	—
Net income (loss) available to common stockholders of Live Nation—diluted	$161,605	$(194,714)	$69,344	$(502,823)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$228,377	$(210,460)	$179,421	$(533,182)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	7,687	(5,788)	31,656	9,308
Realized loss on cash flow hedge	1,247	1,946	3,149	3,862
Foreign currency translation adjustments	(54,164)	15,226	(16,412)	2,007
Comprehensive income (loss)	183,147	(199,076)	197,814	(518,005)
Comprehensive income (loss) attributable to noncontrolling interests	40,577	(14,795)	41,803	(30,324)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$142,570	$(184,281)	$156,011	$(487,681)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2022	223,531,301	$2,235	$2,888,551	$(3,317,397)	$(6,865)	$(84,341)	$372,200	$(145,617)	$581,652
Non-cash and stock-based compensation	—	—	13,221	—	—	—	—	13,221	—
Common stock issued under stock plans, net of shares withheld for employee taxes	544,593	6	(5,169)	—	—	—	—	(5,163)	—
Exercise of stock options	1,505,385	15	13,287	—	—	—	—	13,302	—
Acquisitions	—	—	—	—	—	—	4,782	4,782	3,023
Purchases of noncontrolling interests	—	—	(20,846)	—	—	—	(4,774)	(25,620)	(1,457)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,020)	—	—	—	—	(33,020)	32,560
Contributions received	—	—	—	—	—	—	9,190	9,190	—
Cash distributions	—	—	—	—	—	—	(18,162)	(18,162)	(8,986)
Other	—	—	(2,411)	—	—	—	46,449	44,038	(46,868)
Comprehensive income (loss):
Net income	—	—	—	187,800	—	—	35,477	223,277	5,100
Unrealized gain on cash flow hedge	—	—	—	—	—	7,687	—	7,687	—
Realized loss on cash flow hedge	—	—	—	—	—	1,247	—	1,247	—
Foreign currency translation adjustments	—	—	—	—	—	(54,164)	—	(54,164)	—
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	174,811	—	—	—	—	174,811	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,097,262	11	(41,742)	—	—	—	—	(41,731)	—
Exercise of stock options	2,519,283	25	26,026	—	—	—	—	26,051	—
Acquisitions	—	—	—	—	—	—	5,181	5,181	8,677
Purchases of noncontrolling interests	—	—	(36,087)	—	—	—	(7,672)	(43,759)	(1,457)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(68,734)	—	—	—	—	(68,734)	68,274
Contributions received	—	—	—	—	—	—	15,402	15,402	25
Cash distributions	—	—	—	—	—	—	(49,970)	(49,970)	(16,144)
Other	—	—	(2,370)	—	—	—	48,232	45,862	(47,947)
Comprehensive income (loss):
Net income	—	—	—	137,618	—	—	40,128	177,746	1,675
Unrealized gain on cash flow hedge	—	—	—	—	—	31,656	—	31,656	—
Realized loss on cash flow hedge	—	—	—	—	—	3,149	—	3,149	—
Foreign currency translation adjustments	—	—	—	—	—	(16,412)	—	(16,412)	—
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2021	216,027,546	$2,160	$2,431,387	$(2,984,026)	$(6,865)	$(173,216)	$336,446	$(394,114)	$264,384
Non-cash and stock-based compensation	—	—	12,830	—	—	—	—	12,830	—
Common stock issued under stock plans, net of shares withheld for employee taxes	95,264	2	(121)	—	—	—	—	(119)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	265,667	2	(15,860)	—	—	—	—	(15,858)	—
Acquisitions	—	—	—	—	—	—	—	—	598
Purchases of noncontrolling interests	—	—	4,275	—	—	—	(2,577)	1,698	(1,698)
Redeemable noncontrolling interests fair value adjustments	—	—	951	—	—	—	—	951	(951)
Contributions received	—	—	—	—	—	—	13,471	13,471	95
Cash distributions	—	—	—	—	—	—	(8,034)	(8,034)	(892)
Other	—	—	—	—	—	—	(2,121)	(2,121)	—
Comprehensive loss:
Net loss	—	—	—	(195,665)	—	—	(4,026)	(199,691)	(10,769)
Unrealized loss on cash flow hedge	—	—	—	—	—	(5,788)	—	(5,788)	—
Realized loss on cash flow hedge	—	—	—	—	—	1,946	—	1,946	—
Foreign currency translation adjustments	—	—	—	—	—	15,226	—	15,226	—
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	52,847	—	—	—	—	52,847	—
Common stock issued under stock plans, net of shares withheld for employee taxes	661,549	7	(20,070)	—	—	—	—	(20,063)	—
Exercise of stock options, net of shares withheld for employee taxes	1,259,940	12	9,924	—	—	—	—	9,936	—
Acquisitions	—	—	—	—	—	—	—	—	598
Purchases of noncontrolling interests	—	—	3,775	—	—	—	(2,577)	1,198	(1,698)
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	35	—	—	—	—	35	(35)
Contributions received	—	—	—	—	—	—	15,193	15,193	95
Cash distributions	—	—	—	—	—	—	(12,511)	(12,511)	(2,031)
Other	—	—	—	—	—	—	(2,121)	(2,121)	—
Comprehensive loss:
Net loss	—	—	—	(502,858)	—	—	(11,713)	(514,571)	(18,611)
Unrealized gain on cash flow hedge	—	—	—	—	—	9,308	—	9,308	—
Realized loss on cash flow hedge	—	—	—	—	—	3,862	—	3,862
Foreign currency translation adjustments	—	—	—	—	—	2,007	—	2,007	—
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$179,421	$(533,182)
Reconciling items:
Depreciation	114,119	111,864
Amortization	102,277	100,457
Amortization of non-recoupable ticketing contract advances	40,392	28,728
Amortization of debt issuance costs and discounts	8,224	18,373
Stock-based compensation expense	61,741	52,847
Unrealized changes in fair value of contingent consideration	18,010	(8,040)
Equity in losses (earnings) of nonconsolidated affiliates, net of distributions	10,112	10,002
Provision for uncollectible accounts receivable	25,702	(16,563)
Gain on sale of investments in nonconsolidated affiliates	(448)	(52,947)
Other, net	10,033	9,847
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(440,290)	(143,343)
Increase in prepaid expenses and other assets	(607,939)	(102,554)
Increase in accounts payable, accrued expenses and other liabilities	972,906	518,810
Increase in deferred revenue	1,053,178	1,175,690
Net cash provided by operating activities	1,547,438	1,169,989
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(30,558)	(12,830)
Collections of notes receivable	11,074	10,618
Investments made in nonconsolidated affiliates	(46,699)	(33,729)
Purchases of property, plant and equipment	(130,278)	(58,066)
Cash paid for acquisitions, net of cash acquired	(39,854)	(7,627)
Purchases of intangible assets	(6,129)	(11,191)
Proceeds from sale of investments in nonconsolidated affiliates	1,204	61,618
Other, net	(3,496)	912
Net cash used in investing activities	(244,736)	(50,295)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	4,009	511,068
Payments on long-term debt	(22,638)	(85,125)
Contributions from noncontrolling interests	13,448	15,288
Distributions to noncontrolling interests	(66,114)	(14,542)
Purchases and sales of noncontrolling interests, net	(27,138)	(3,273)
Proceeds from exercise of stock options	26,051	28,083
Taxes paid for net share settlement of equity awards	(41,731)	(38,209)
Payments for deferred and contingent consideration	(22,508)	(11,926)
Other, net	(1,014)	105
Net cash provided by (used in) financing activities	(137,635)	401,469
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(186,703)	(19,965)
Net increase in cash, cash equivalents, and restricted cash	978,364	1,501,198
Cash, cash equivalents and restricted cash at beginning of period	4,887,792	2,546,439
Cash, cash equivalents and restricted cash at end of period	$5,866,156	$4,047,637
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
Seasonality
Our Concerts and Sponsorship & Advertising segments typically experience higher revenue and operating income in the second and third quarters as our outdoor venue concerts and festivals primarily occur from May through October in most major markets. In addition, the timing of when tickets are sold and the tours of top-grossing acts can impact comparability of quarterly results year over year, although annual results may not be impacted. Our Ticketing segment revenue is impacted by fluctuations in the availability and timing of events for sale to the public, which vary depending upon scheduling by our clients.
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
Cash and Cash Equivalents
Included in the June 30, 2022 and December 31, 2021 cash and cash equivalents balance is $1.4 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of June 30, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first six months of 2022.

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
OCESA is one of the most prominent live event businesses globally with a robust business portfolio in ticketing, sponsorship, concession, merchandise, and venue operation across Mexico and Latin America. We expect the Acquisition to add value and growth to all of our reporting segments.

Recording of Assets Acquired and Liabilities Assumed
The following table summarizes the preliminary acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including goodwill:

Initial Allocation
(in thousands)
Fair value of consideration transferred	$431,943
Adjustments for working capital	2,269
Fair value of redeemable noncontrolling interests	280,000
Fair value of noncontrolling interests	7,000
Fair value of pre-existing investment in nonconsolidated affiliates	50,000

Less: Preliminary recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	105,118
Accounts receivable	90,575
Prepaid expenses	33,060
Other current assets	658
Property, plant and equipment	25,221
Operating lease assets	67,193
Intangible assets	340,000
Investments in nonconsolidated affiliates	30,000
Other long-term assets	36,525
Accounts payable, client accounts	(12,566)
Accounts payable	(13,344)
Accrued expenses	(65,026)
Deferred revenue	(144,557)
Current portion of operating lease liabilities	(9,209)
Long-term operating lease liabilities	(57,984)
Long-term deferred income taxes	(102,279)
Goodwill	$447,827
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Acquisition consists largely of cost savings and new opportunities expected from combining the operations of Live Nation and OCESA. The anticipated synergies primarily relate to growth in promotion and festivals as well as sponsorship opportunities. Of the total amount of preliminary goodwill recognized in connection with the Acquisition, none will be deductible for tax purposes. Preliminary goodwill of $45.9 million, $162.0 million and $239.9 million has been allocated to the Concerts, Ticketing and Sponsorship & Advertising segments, respectively, as a result of the Acquisition.
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
Actual and Pro Forma Impact of Acquisition
The revenue, loss from continuing operations and net loss of OCESA that are included in our consolidated statements of operations were not material for the year ended December 31, 2021 since the Acquisition closed on December 6, 2021. Pro forma results of operations, assuming that OCESA had been acquired on January 1, 2020, for the years ended December 31, 2021 and 2020 were not material to our consolidated statements of operations.
We incurred a cumulative total of $13.1 million of acquisition transaction expenses relating to the Acquisition, of which $0.8 million and $0.7 million are included in selling, general and administrative expenses within our consolidated statements of operations for the six months ended June 30, 2022 and 2021, respectively.
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

NOTE 3—LONG-LIVED ASSETS
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Land, buildings and improvements	$1,329,657	$1,324,278
Computer equipment and capitalized software	888,750	910,581
Furniture and other equipment	427,276	411,403
Construction in progress	191,272	173,865
	2,836,955	2,820,127
Less: accumulated depreciation	1,747,534	1,728,198
	$1,089,421	$1,091,929
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2022:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2021:
Gross carrying amount	$576,930	$593,258	$232,856	$180,865	$37,335	$10,414	$1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(18,375)	(6,033)	(605,320)
Net	398,205	317,349	185,927	101,516	18,960	4,381	1,026,338
Gross carrying amount:
Acquisitions—current year	17,811	11,529	9,978	—	—	—	39,318
Acquisitions—prior year	—	3,300	—	—	—	—	3,300
Foreign exchange	(6,626)	(8,455)	(2,022)	841	(10)	(453)	(16,725)
Other (2)	(540)	(10,821)	—	—	(4,501)	3,465	(12,397)
Net change	10,645	(4,447)	7,956	841	(4,511)	3,012	13,496
Accumulated amortization:
Amortization	(36,619)	(34,910)	(12,203)	(9,159)	(5,276)	(4,110)	(102,277)
Foreign exchange	3,918	6,298	1,858	160	7	190	12,431
Other (2)	547	7,694	189	(50)	5,231	807	14,418
Net change	(32,154)	(20,918)	(10,156)	(9,049)	(38)	(3,113)	(75,428)
Balance as of June 30, 2022:
Gross carrying amount	587,575	588,811	240,812	181,706	32,824	13,426	1,645,154
Accumulated amortization	(210,879)	(296,827)	(57,085)	(88,398)	(18,413)	(9,146)	(680,748)
Net	$376,696	$291,984	$183,727	$93,308	$14,411	$4,280	$964,406

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a sports management business and a venue management business, both located in the United States, as well as a festival promotion business located in Australia.

The 2022 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	4
Client/vendor relationships	4
Venue management and leaseholds	30
All categories	11
Amortization of definite-lived intangible assets for the three months ended June 30, 2022 and 2021 was $52.6 million and $48.6 million, and for the six months ended June 30, 2022 and 2021 was $102.3 million and $100.5 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2021:
Goodwill	$1,390,451	$930,064	$705,717	$3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	955,088	930,064	705,717	2,590,869

Acquisitions—current year	17,054	—	—	17,054
Acquisitions—prior year	(7,178)	5,864	(9,788)	(11,102)
Dispositions	(1,792)	—	—	(1,792)
Foreign exchange	(25,039)	(5,000)	(1,871)	(31,910)

Balance as of June 30, 2022:
Goodwill	1,373,496	930,928	694,058	2,998,482
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$938,133	$930,928	$694,058	$2,563,119
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At June 30, 2022 and December 31, 2021, we had investments in nonconsolidated affiliates of $327.5 million and $293.6 million, respectively, included in other long-term assets on our consolidated balance sheets.
During the six months ended June 30, 2021, we sold certain investments in nonconsolidated affiliates for $61.6 million in cash plus $6.2 million in deferred purchase price consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $52.9 million. During the six months ended June 30, 2022, there were no significant sales of investments in nonconsolidated affiliates.
We entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support. We recognized $3.8 million and $25.0 million of noncash additions to investments in nonconsolidated affiliates for the six months ended June 30, 2022 and 2021, respectively, which are included in other long-term assets on our consolidated balance sheets associated with these agreements.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$71,750	$56,577	$135,511	$111,876
Variable and short-term lease cost	34,861	3,543	52,893	12,996
Sublease income	(1,304)	(1,236)	(2,274)	(3,518)
Net lease cost	$105,307	$58,884	$186,130	$121,354
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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$121,953	$99,449
Lease assets obtained in exchange for lease obligations, net of terminations	$185,119	$41,005
Future maturities of our operating lease liabilities at June 30, 2022 are as follows:

(in thousands)
July 1 - December 31, 2022	$120,991
2023	247,211
2024	233,033
2025	217,204
2026	205,155
Thereafter	1,637,720
Total lease payments	2,661,314
Less: Interest	858,239
Present value of lease liabilities	$1,803,075

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	June 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	13.3	13.2
Weighted average discount rate	5.97%	6.10%
As of June 30, 2022, we have additional operating leases that have not yet commenced, with total lease payments of $219.8 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2022 to June 2030, with lease terms ranging from 1 to 27 years.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	June 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$1,023,325	$—	$1,023,325	$620,980	$—	$620,980
Interest rate swap	—	26,247	26,247	—	—	—

Liabilities:
Interest rate swap	$—	$—	$—	$—	$8,558	$8,558

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2022	December 31, 2021
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,179,192	$1,315,284
3.75% Senior Secured Notes due 2028	$433,170	$498,380
4.75% Senior Notes due 2027	$850,849	$978,358
4.875% Senior Notes due 2024	$550,528	$582,952
5.625% Senior Notes due 2026	$287,766	$310,284
2.5% Convertible Senior Notes due 2023	$707,223	$996,369
2.0% Convertible Senior Notes due 2025	$420,984	$531,040
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
As of June 30, 2022, we have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances of approximately $3.9 billion.
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
The McPhee matter is stayed pending the outcome of the Watch matter, and the Thompson-Marcial, Watch, and Gomel cases are in the class certification phase. In April 2021, the court in the Gomel lawsuit refused to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages, but the court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 30, 2015 through April 15, 2021 that were initially purchased on Ticketmaster.ca. We filed a notice of appeal of the class certification ruling in May 2021, and the plaintiff filed a cross-appeal shortly thereafter. The hearing on the appeal will take place in November 2022.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2022:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2021	$(8,558)	$(139,406)	$(147,964)
Other comprehensive income before reclassifications	31,656	(16,412)	15,244
Amount reclassified from AOCI	3,149	—	3,149
Net other comprehensive income	34,805	(16,412)	18,393
Balance at June 30, 2022	$26,247	$(155,818)	$(129,571)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares—basic	224,674,447	215,702,508	223,290,226	215,120,467
Effect of dilutive securities:
Stock options and restricted stock	7,096,282	—	8,077,448	—
Convertible senior notes	11,864,035	—	—	—
Weighted average common shares—diluted	243,634,764	215,702,508	231,367,674	215,120,467

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	3,750	7,797,075	3,750	7,797,075
Restricted stock and deferred stock—unvested	259,200	3,007,032	211,922	3,007,032
Conversion shares related to the convertible senior notes	—	11,864,035	11,864,035	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	262,950	22,668,142	12,079,707	22,668,142
Restricted Stock
Subsequent to June 30, 2022, we granted 1.1 million shares of performance-based awards, which will vest and be settled in restricted shares under the Company’s stock incentive plan during the performance period. The actual number of restricted shares earned will vest within three years if the performance criteria are met.

NOTE 8—REVENUE RECOGNITION
The global COVID-19 pandemic significantly impacted revenue for our Concerts, Ticketing and Sponsorship & Advertising segments for the three and six ended June 30, 2021. As we moved into 2022, more of our larger markets resumed shows and beginning in the second quarter of 2022, all markets re-opened without restrictions, with the exception of certain Asia-Pacific markets who continue to experience disruptions from COVID-19 variants.
Concerts
Concerts revenue, including intersegment revenue, for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total Concerts Revenue	$3,597,761	$286,958	$4,805,586	$526,374
Percentage of consolidated revenue	81.1%	49.8%	77.0%	60.7%
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
Ticketing
Ticketing revenue, including intersegment revenue, for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total Ticketing Revenue	$575,305	$244,001	$1,055,704	$272,323
Percentage of consolidated revenue	13.0%	42.4%	16.9%	31.4%

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
At June 30, 2022 and December 31, 2021, we had ticketing contract advances of $76.7 million and $90.5 million, respectively, recorded in prepaid expenses and $92.7 million and $86.5 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $21.9 million and $18.1 million for the three months ended June 30, 2022 and 2021, respectively, and $40.4 million and $28.7 million for the six months ended June 30, 2022 and 2021, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Total Sponsorship & Advertising Revenue	$263,786	$44,561	$379,475	$67,208
Percentage of consolidated revenue	5.9%	7.7%	6.1%	7.8%
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
At June 30, 2022, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 22%, 27%, 20% and 31% of this revenue in the remainder of 2022, 2023, 2024 and thereafter, respectively.
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

The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Concerts	$1,031,758	$14,471	$1,310,304	$52,295
Ticketing	56,110	3,370	79,153	7,791
Sponsorship & Advertising	57,059	9,050	91,298	14,633
	$1,144,927	$26,891	$1,480,755	$74,719

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
We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.

The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2022 and 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2022
Revenue	$3,597,761	$575,305	$263,786	$(2,678)	$—	$4,434,174
Intersegment revenue	$1,575	$1,646	$—	$(3,221)	$—	$—
AOI	$122,944	$230,759	$178,304	$(2,027)	$(50,381)	$479,599

Three Months Ended June 30, 2021
Revenue	$286,958	$244,001	$44,561	$426	$—	$575,946
Intersegment revenue	$(591)	$980	$—	$(389)	$—	$—
AOI	$(84,049)	$99,416	$13,028	$(1,223)	$(17,520)	$9,652

Six Months Ended June 30, 2022
Revenue	$4,805,586	$1,055,704	$379,475	$(3,783)	$—	$6,236,982
Intersegment revenue	$2,227	$2,912	$—	$(5,139)	$—	$—
AOI	$73,778	$436,979	$248,004	$(6,407)	$(63,716)	$688,638

Six Months Ended June 30, 2021
Revenue	$526,374	$272,323	$67,208	$650	$—	$866,555
Intersegment revenue	$—	$980	$—	$(980)	$—	$—
AOI	$(158,588)	$36,664	$16,544	$(3,445)	$(33,267)	$(142,092)

The following table sets forth the reconciliation of consolidated AOI to operating income (loss) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
AOI	$479,599	$9,652	$688,638	$(142,092)
Acquisition expenses	9,543	2,381	21,620	(5,843)
Amortization of non-recoupable ticketing contract advance	21,865	18,107	40,392	28,728
Depreciation and amortization	115,927	103,647	216,396	212,523
Loss (gain) on sale of operating assets	1,065	(28)	2,730	110
Stock-based compensation expense	12,500	12,830	61,741	52,847
Operating income (loss)	$318,699	$(127,285)	$345,759	$(430,457)

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

Executive Overview

The second quarter of 2022 saw a continuation of our record start to the year from the first quarter. Fan demand strengthened in the second quarter versus the first quarter of 2022, as Canada and many of our major markets in mainland Europe re-opened, which led to a record second quarter for the Company, reinforcing the health of all three of our segments. Even with inflationary pressures, supply chain delays, and the ongoing conflict in Ukraine, the supply and demand dynamic with artists and fans continues to strengthen. This was our highest quarterly AOI ever, fueled by more fans attending our shows, selling more tickets on the Ticketmaster platform, and collaborating with world class sponsorship partners. The second quarter of 2022 was also our highest quarter ever for both transacted and reported GTV and tickets, signaling the power of our flywheel to deliver results not just through the remainder of this year, but also heading into 2023.
Except for Asia-Pacific, all of our markets and venues were fully open in the second quarter of 2022 for the first time in over two years. While there have been lingering impacts due to cases with tour crew members, these instances have been limited and not material to our operations. As we have since the beginning of the COVID-19 pandemic, we will continue to adhere to local health authorities and monitor progress across all our divisions and markets.
For the quarter, consolidated revenue increased by $3.9 billion, from $576 million in 2021 to $4.4 billion this year. The increase was $4.0 billion without the impact of changes in foreign exchange rates. All three of our segments had revenue growth in the quarter with the largest increase coming from our Concerts segment. We had consolidated operating income of $319 million in the second quarter of 2022, compared to an operating loss of $127 million in the second quarter of 2021, an improvement of $446 million, resulting from fans returning to our shows at levels unseen since prior to the pandemic. Consolidated AOI for the second quarter increased by $470 million, from $10 million in 2021 to $480 million this year. The increase was $493 million without the impact of changes in foreign exchange rates. With the United States dollar notably strengthening over the past three months, it has impacted both our revenues and adjusted operating income from international operations. We expect this trend to continue through the remainder of the year.

For the first six months of 2022, our consolidated revenue grew $5.4 billion, from $867 million in 2021 to $6.2 billion this year. The increase was $5.6 billion without the impact of changes in foreign currency exchange rates. We had consolidated operating income of $346 million for the first six months of 2022, compared to an operating loss of $430 million for the first six months of 2021, an improvement of $776 million, resulting from the re-opening of all our major markets this year. Consolidated AOI for the first six month increased by $831 million, from a loss of $142 million in 2021 to $689 million this year. The increase was $854 million without the impact of changes in foreign exchange rates.
Having provided the foreign currency exchange impacts for the organization overall and in light of their relative materiality, all of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter grew by $3.3 billion, from $287 million in the second quarter of 2021 to $3.6 billion in the second quarter of 2022. The revenue growth was a result of more shows and fans coming back to venues to enjoy their favorite artists. The number of events for the quarter was approximately 12,500 compared to approximately 1,720 in the second quarter of 2021. The number of fans for the quarter was approximately 33.4 million compared to approximately 1.4 million last year. This was our highest fan count for a quarter ever, powered by growth across our major divisions as well as the addition of the OCESA business in Mexico. In particular, stadium fan count doubled in North America compared to the second quarter of 2019 while it increased by nearly 50% in Europe. Some of the top acts in the quarter included Coldplay, Harry Styles and Dua Lipa. EDC Vegas, Bonnaroo and Governors Ball played to an aggregate three quarters of a million fans in the United States while Download, Isle of Wight and Graspop got the European festival season off to a stellar start. Concerts AOI for the quarter increased by $207 million, from a loss of $84 million in 2021 to an income of $123 million in 2022. For the first six months of 2022, Concerts revenue grew $4.3 billion, from $526 million in 2021 to $4.8 billion in 2022. Concerts AOI for the first six months increased by $232 million, from a loss of $159 million in 2021 to an income of $74 million in 2022. Along with the increased number of fans, we are seeing very strong onsite spend across all of our venue types. Since 2019, our last full year of operations prior to the global COVID-19 pandemic, per fan spend has increased by $9 at our owned and operated amphitheaters, representing strong double-digit percentage growth. In our Theaters and Clubs across the United States and the United Kingdom, we are also seeing double-digit percentage growth. Lastly, at our festivals, we have also seen growth in onsite spend, with concessions, camping, and, in particular, VIP sales up substantially at our marquee events. From what we have seen so far this year, the increases to ancillary spend per fan, along with ticket price increases for those seats highest in demand, are outpacing higher labor and materials costs at our venues and festivals.
Our Ticketing segment revenue for the quarter grew by $331 million, from $244 million in the second quarter of 2021 to $575 million in the second quarter of 2022. Ticketing AOI for the quarter increased by $131 million, from $99 million in 2021 to $231 million in 2022. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand, and higher ancillary revenue streams. Our fee-bearing ticket sales for the quarter were 72 million, 46 million higher than in the second quarter of last year. This was a record quarter for reported ticket sales, exceeding our last record set in the fourth quarter of 2018 by 9 million tickets or 15%. The increase was largely driven by sales in the United States, the United Kingdom, our mainland European markets, and the addition of OCESA. Our resale business continued to excel, with nearly a billion dollars in GTV for the second quarter of 2022, more than doubling resale GTV in the second quarter of 2019. It was our second highest resale quarter ever, powered by both Concerts and all the major sporting leagues. For the first six months of 2022, our Ticketing revenue grew by $783 million, from $272 million in 2021 to $1.1 billion in 2022. Ticketing AOI for the first six month increased by $400 million, from $37 million in 2021 to $437 million in 2022. Through the end of June, our fee-bearing ticket sales are 124 million tickets, 91 million ahead of 2021 and, notably, 20 million ahead of 2019 when all markets were fully open. Resale GTV through the end of June 2022 was over $1.8 billion which is 90% of our full-year resale GTV in 2019. Overall pricing on our fee-bearing tickets for the first half of the year is up more than 15% compared to 2019. Consumer demand for premium seats and VIP experiences has continued, with our Ticketmaster dynamic price sales and GTV growing by 2.5 times the volume in 2019. Lastly, we have signed 13 million net new tickets so far this year, which gives us confidence that the Ticketmaster features and functionality will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the quarter grew by $219 million, from $45 million in the second quarter of 2021 to $264 million in the second quarter of 2022. The improvement was due to additional revenues from purchase path integration with various new partners, the restart of a full festival season and the addition of the Mexico market to our portfolio. Sponsorship & Advertising AOI for the quarter increased by $165 million, from $13 million in 2021 to $178 million in 2022. For the first six months of 2022, our Sponsorship & Advertising revenue grew $312 million, from $67 million in 2021 to $379 million in 2022. Sponsorship & Advertising AOI for the first six month increased by $231 million, from $17 million in 2021 to $248 million in 2022.
As ticket sales and events have scaled up in key markets, we have balanced our ramp-up with the cost-savings initiatives we implemented across the organization during the COVID-19 pandemic and are also protecting our liquidity by managing cash outflows associated with all our major expenditures: operating expenses, capital expenditures, acquisitions, and advances in both our ticketing and concert businesses. We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform and improving the on-site experience for our fans, driving conversion of ticket sales through development of innovative products to sell more tickets, and developing unique marketing and content programs for top brands.
Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2022			2021
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$4,434,174	$174,309	$4,608,483	$575,946	*	*
Operating expenses:
Direct operating expenses	3,267,023	134,417	3,401,440	243,120	*	*
Selling, general and administrative expenses	672,213	17,624	689,837	328,894	*	*
Depreciation and amortization	115,927	2,283	118,210	103,647	12%	14%
Loss (gain) on disposal of operating assets	1,065	2	1,067	(28)	*	*
Corporate expenses	59,247	20	59,267	27,598	*	*
Operating income (loss)	318,699	$19,963	$338,662	(127,285)	*	*
Operating margin	7.2%		7.3%	(22.1%)
Interest expense	68,435			68,909
Interest income	(13,192)			(1,471)
Equity in losses (earnings) of nonconsolidated affiliates	(1,955)			2,998
Loss (gain) from sale of investments in nonconsolidated affiliates	(580)			993
Other expense, net	5,619			9,461
Income (loss) before income taxes	260,372			(208,175)
Income tax expense	31,995			2,285
Net income (loss)	228,377			(210,460)
Net income (loss) attributable to noncontrolling interests	40,577			(14,795)
Net income (loss) attributable to common stockholders of Live Nation	$187,800			$(195,665)
_______

*	Percentages are not meaningful.
**
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

Revenue
Revenue increased $3.9 billion during the three months ended June 30, 2022 as compared to the same period of the prior year due to increased revenue in our Concerts segment of $3.3 billion, Ticketing segment of $331.3 million and Sponsorship & Advertising of $219.2 million as further discussed within each segment’s operating results.
Corporate expenses
Corporate expenses increased $31.6 million during the three months ended June 30, 2022 as compared to the same period of the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results during 2022.

Operating income (loss)
Operating income during the three months ended June 30, 2022 was $318.7 million as compared to an operating loss of $127.3 million for the same period of the prior year primarily driven by increased operating income in our Concerts segment of $184.1 million, Ticketing segment of $135.3 million and Sponsorship & Advertising of $163.6 million as further discussed within each segment’s operating results partially offset by higher Corporate expenses as discussed above.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $40.6 million during the three months ended June 30, 2022 as compared to a net loss of $14.8 million for the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses in North America during the second quarter of 2022 due to the resumption of events in the third quarter of 2021.

Consolidated Results of Operations
Six Months

	Six Months Ended June 30,				% Change
	2022			2021
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$6,236,982	$188,329	$6,425,311	$866,555	*	*
Operating expenses:
Direct operating expenses	4,338,045	142,258	4,480,303	377,086	*	*
Selling, general and administrative expenses	1,242,395	24,934	1,267,329	651,747	91%	94%
Depreciation and amortization	216,396	3,233	219,629	212,523	2%	3%
Loss on disposal of operating assets	2,730	—	2,730	110	*	*
Corporate expenses	91,657	40	91,697	55,546	65%	65%
Operating income (loss)	345,759	$17,864	$363,623	(430,457)	*	*
Operating margin	5.5%		5.7%	(49.7)%
Interest expense	135,208			139,739
Interest income	(20,756)			(2,620)
Equity in losses (earnings) of nonconsolidated affiliates	(6,243)			2,417
Gain from sale of investments in nonconsolidated affiliates	(448)			(52,947)
Other expense, net	14,886			7,462
Income (loss) before income taxes	223,112			(524,508)
Income tax expense	43,691			8,674
Net income (loss)	179,421			(533,182)
Net income (loss) attributable to noncontrolling interests	41,803			(30,324)
Net income (loss) attributable to common stockholders of Live Nation	$137,618			$(502,858)
____________

*	Percentages are not meaningful.
**
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

Revenue
Revenue increased $5.4 billion during the six months ended June 30, 2022 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $4.3 billion, Ticketing segment of $783.4 million and Sponsorship & Advertising of $312.3 million as further discussed within each segment’s operating results.
Corporate expenses
Corporate expenses increased $36.1 million during the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results 2022.
Operating income (loss)
Operating income during the six months ended June 30, 2022 was $345.8 million as compared to an operating loss of $430.5 million for the same period of the prior year primarily driven by increased operating income in our Concerts segment of $179.9 million, Ticketing segment of $410.7 million and Sponsorship & Advertising of $229.0 million as further discussed within each segment’s operating results partially offset by higher Corporate expenses as discussed above.

Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates during the six months ended June 30, 2022 was $0.4 million as compared to a gain of $52.9 million during the same period of the prior year primarily due to the sale of certain cost basis investments during the first six months of 2021.
Income tax expense
For the six months ended June 30, 2022, we had a net tax expense of $43.7 million on income before income taxes of $223.1 million compared to a net tax expense of $8.7 million on a loss before income taxes of $524.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the income tax expense consisted of $37.9 million related to foreign entities, $3.7 million related to United States federal taxes, and $2.1 million related to state and local income taxes. The net increase in tax expense of $35.0 million was primarily due to profits in certain non-United States jurisdictions.
Net income (loss) attributable to noncontrolling interests
Net income attributable to noncontrolling interests was $41.8 million during the six months ended June 30, 2022 as compared to a net loss of $30.3 million during the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses during the first six months of 2022 as compared to the resumption of events late in the second quarter of 2021.

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

Non-GAAP Measure

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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	8,010	1,160	12,744	1,464
International	4,478	562	6,456	926
Total estimated events	12,488	1,722	19,200	2,390
Estimated fans:
North America	17,020	658	23,822	726
International	16,343	742	20,411	1,172
Total estimated fans	33,363	1,400	44,233	1,898
Ticketing (2)
Estimated number of fee-bearing tickets sold	72,019	26,345	123,582	32,938
Estimated number of non-fee-bearing tickets sold	67,847	22,216	127,730	32,774
Total estimated tickets sold	139,866	48,561	251,312	65,712
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These metrics are net of any refunds requested and any cancellations that occurred during the period, which may result in a negative number. Fee-bearing tickets sold above are net of refunds of 5.2 million and 4.1 million tickets for the three months ended June 30, 2022 and 2021, respectively, and 10.4 million and 7.1 million for six months ended June 30, 2022 and 2021, respectively.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$3,597,761	$286,958	*	$4,805,586	$526,374	*
Direct operating expenses	3,018,463	172,176	*	3,928,740	286,080	*
Selling, general and administrative expenses	467,889	202,697	*	852,007	410,544	*
Depreciation and amortization	72,595	58,450	24%	133,758	121,336	10%
Loss (gain) on disposal of operating assets	1,058	(28)	*	2,926	110	*
Operating income (loss)	$37,756	$(146,337)	*	$(111,845)	$(291,696)	62%
Operating margin	1.0%	(51.0)%		(2.3)%	(55.4)%
AOI	$122,944	$(84,049)	*	$73,778	$(158,588)	*
AOI margin **	3.4%	(29.3)%		1.5%	(30.1)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.
Three Months
Revenue
Concerts revenue increased $3.3 billion during the three months ended June 30, 2022 as compared to the same period of the prior year primarily due to more shows and festivals in major markets including North America and Europe in 2022 as compared to the resumption of shows and festivals in certain major markets, including the United States and United Kingdom, late in the second quarter of 2021. Concerts had incremental revenue of $143.2 million during the three months ended June 30, 2022 from acquisitions and new venues.
Operating results
Concerts operating income for the three months ended June 30, 2022 was $37.8 million as compared to an operating loss of $146.3 million and AOI was $122.9 million as compared to adjusted operating loss of $84.0 million for the same period of the prior year primarily driven by increases in revenues due to the higher number of shows and festivals discussed above. This increase was partially offset by higher direct operating expenses to support these events, higher selling, general and administrative expenses related to increased headcount and compensation expenses, and increased depreciation and amortization of $14.1 million for additional capital expenditures.
Six Months
Revenue
Concerts revenue increased $4.3 billion during the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to more shows and festivals in major markets including North America and Europe in 2022 as compared to the resumption of shows and festivals in certain major markets, including the United States and United Kingdom, late in the second quarter of 2021. Concerts had incremental revenue of $274.3 million during the six months ended June 30, 2022 from acquisitions and new venues.
Operating results
Concerts operating loss decreased $179.9 million and AOI increased $232.4 million during the six months ended June 30, 2022 as compared to the same period of the prior year primarily driven by an increase in revenues from the number of shows and festivals discussed above partially offset by increased direct operating expenses to support these events, including acquisitions and new venues, of $36.4 million, and increased selling general and administrative expenses primarily related to increased headcount and compensation expenses. Costs incurred outside of AOI increased by $52.5 million primarily related to higher acquisition expense of $28.3 million for costs incurred related to acquisitions and contingent considerations changes, depreciation and amortization of $12.4 million for additional capital expenditures incurred to support the increased operations, and stock-based compensation of $8.9 million attributable to increased headcount.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$575,305	$244,001	*	$1,055,704	$272,323	*
Direct operating expenses	193,871	59,301	*	344,177	77,133	*
Selling, general and administrative expenses	173,747	105,987	64%	321,203	200,655	60%
Depreciation and amortization	28,605	34,888	(18)%	56,657	71,366	(21)%
Loss (gain) on disposal of operating assets	7	—	*	(196)	—	*
Operating income (loss)	$179,075	$43,825	*	$333,863	$(76,831)	*
Operating margin	31.1%	18.0%		31.6%	(28.2)%
AOI	$230,759	$99,416	*	$436,979	$36,664	*
AOI margin **	40.1%	40.7%		41.4%	13.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $331.3 million during the three months ended June 30, 2022 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale and upward pricing momentum due to higher fan demand in 2022 as compared to the resumption of concerts and sporting events starting late in the second quarter of 2021. Ticketing had incremental revenue of $26.1 million during three months ended June 30, 2022 due to acquisitions.
Operating results
Ticketing operating income increased $135.3 million and AOI increased by $131.3 million during the three months ended June 30, 2022 as compared to the same period of the prior year. These increases were primarily driven by increased revenues from higher ticketing activity discussed above partially offset by the associated increases in direct costs to support higher operations, and higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount for resumed operations during the quarter.

Six Months
Revenue
Ticketing revenue increased $783.4 million during the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale and upward pricing momentum due to higher fan demand in 2022 as compared to the resumption of concerts and sporting events starting late in the second quarter of 2021. Ticketing had incremental revenue of $53.7 million during six months ended June 30, 2022 due to acquisitions.
Operating results
Ticketing operating income for the six months ended June 30, 2022 was $333.9 million as compared to an operating loss of $76.8 million for the same period of the prior year and AOI increased $400.3 million as compared to the same period prior year primarily driven by increased ticketing activity discussed above and incremental operating income from acquisitions of $23.9 million. These increases were partially offset by higher direct operating expenses to support the increased operations and higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as operations have resumed.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$263,786	$44,561	*	$379,475	$67,208	*
Direct operating expenses	57,910	12,032	*	70,267	14,853	*
Selling, general and administrative expenses	28,250	19,696	43%	64,350	38,799	66%
Depreciation and amortization	8,712	7,507	16%	16,937	14,671	15%
Operating income (loss)	$168,914	$5,326	*	$227,921	$(1,115)	*
Operating margin	64.0%	12.0%		60.1%	(1.7)%
AOI	$178,304	$13,028	*	$248,004	$16,544	*
AOI margin **	67.6%	29.2%		65.4%	24.6%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $219.2 million during the three months ended June 30, 2022 as compared to the same period of the prior year primarily driven by increased activity in national and local sponsorship programs, festival sponsorships and online advertising in the United States and Europe due to the resumption of concert events and festivals starting late in the second quarter of 2021. Sponsorship & Advertising had incremental revenue of $28.5 million during three months ended June 30, 2022 from acquisitions.
Operating results
Sponsorship & Advertising operating income increased $163.6 million and AOI increased $165.3 million for the three months ended June 30, 2022 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above and incremental operating income from acquisitions. The increases were partially offset by increases in direct operating expenses to support higher activity levels as operations resumed during the period.

Six Months
Revenue
Sponsorship & Advertising revenue increased $312.3 million during the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to increased activity in national and local sponsorship programs, festival sponsorships and online advertising in the United States and Europe due to the resumption of concert events and festivals starting late in the second quarter of 2021. Sponsorship & Advertising had incremental revenue of $52.6 million during six months ended June 30, 2022 from acquisitions.
Operating results
Sponsorship & Advertising operating income for the six months ended June 30, 2022 was $227.9 million as compared to an operating loss of $1.1 million for the same period of the prior year and AOI increased $231.5 million as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above and incremental operating income of $22.0 million from acquisitions, and were offset by increases in direct costs and selling, general and administrative expenses to support higher activity levels as operations resumed during the period.

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
Our balance sheet reflects cash and cash equivalents of $5.9 billion at June 30, 2022 and $4.9 billion at December 31, 2021. Included in the June 30, 2022 and December 31, 2021 cash and cash equivalents balances are $1.4 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.8 billion in cash and cash equivalents, excluding client cash, at June 30, 2022. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.7 billion and $5.7 billion at June 30, 2022 and December 31, 2021, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at June 30, 2022, with approximately 85% of our debt at a fixed rate.
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
Amended Senior Secured Credit Facility
At June 30, 2022, our senior secured credit facility consists of (i) a $400 million term loan A facility, (ii) a $950 million term loan B facility, (iii) a $500 million revolving credit facility and (iv) a $130 million incremental revolving credit facility. In addition, subject to certain conditions, we have the right to increase such facilities by an amount equal to the sum of (x) $855 million, (y) the aggregate principal amount of voluntary prepayments of the term loan A and term loan B and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio calculated on a pro-forma basis (as defined in the agreement) is no greater than 3.75x. The combined revolving credit facilities provide for borrowings up to $630 million with sublimits of up to (i) $150 million for the issuance of letters of credit, (ii) $50 million for swingline loans, (iii) $300 million for borrowings in Dollars, Euros or British Pounds and (iv) $100 million for borrowings in those or one or more other approved currencies. The amended senior secured credit facility is secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
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
There were no borrowings under the revolving credit facilities as of June 30, 2022. Based on our outstanding letters of credit of $66.2 million, $563.8 million was available for future borrowings from revolving credit facilities.

Debt Covenants
As of June 30, 2022, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2022.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the six months ended June 30, 2022, we used $39.9 million of cash primarily for the acquisition of a sports management business and a venue management business, both located in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Maintenance	$35,135	$14,286
Revenue generating	67,069	38,139
Total capital expenditures	$102,204	$52,425
Maintenance capital expenditures during the first six months of 2022 increased from the same period of the prior year primarily due to venue-related and technology-related projects.
Revenue generating capital expenditures during the first six months of 2022 increased from the same period of the prior year primarily due to enhancements at our venues and higher investments in technology-related projects.
We currently expect capital expenditures to be approximately $375 million for the full year of 2022.

Cash Flows

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$1,547,438	$1,169,989
Investing activities	$(244,736)	$(50,295)
Financing activities	$(137,635)	$401,469
Operating Activities
Cash provided by operating activities increased by $377.4 million for the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to an overall increase in operating results, offset by changes in working capital, resulting from the resumption of events in certain markets starting late in the second quarter of 2021 and continuing into the first six months of 2022.

Investing Activities
Cash used in investing activities increased by $194.4 million for the six months ended June 30, 2022 as compared to the same period of the prior year primarily due to more cash paid for capital expenditures and acquisitions during the current period, and the same period prior year being impacted by higher proceeds from the sale of investments in nonconsolidated affiliates. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash used in financing activities was $137.6 million for the six months ended June 30, 2022 as compared to cash provided by financing activities of $401.5 million for the same period of the prior year primarily due to higher net proceeds in 2021 from debt issuances. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating income of $106.2 million for the six months ended June 30, 2022. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2022 by $10.6 million. As of June 30, 2022, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At June 30, 2022, we had forward currency contracts outstanding with a notional amount of $63.8 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.8 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of June 30, 2022. Of the total amount, we had $5.0 billion of fixed-rate debt and $0.8 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2022, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2022 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2022.

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
Based on their evaluation as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2022	974	$108.34
May 2022	54,196	$88.59
June 2022	2,971	$86.44
	58,141

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)