Form 10-Q
period 2022-09-30
Live Nation Entertainment, Inc.
filed 2022-11-03
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 27, 2022, there were 230,879,879 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 4,150,299 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
APF	Ancillary revenue per fan
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
Ticketmaster	Our ticketing business

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2022	December 31, 2021
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$4,951,161	$4,884,729
Accounts receivable, less allowance of $63,761 and $50,491, respectively	1,989,508	1,066,573
Prepaid expenses	908,895	654,894
Restricted cash	5,030	3,063
Other current assets	72,795	74,834
Total current assets	7,927,389	6,684,093
Property, plant and equipment, net	1,097,931	1,091,929
Operating lease assets	1,615,997	1,538,911
Intangible assets
Definite-lived intangible assets, net	917,441	1,026,338
Indefinite-lived intangible assets, net	408,988	369,028
Goodwill	2,548,452	2,590,869
Long-term advances	595,642	552,697
Other long-term assets	675,174	548,453
Total assets	$15,787,014	$14,402,318
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,580,498	$1,532,345
Accounts payable	195,327	110,623
Accrued expenses	2,763,630	1,645,906
Deferred revenue	2,269,216	2,774,792
Current portion of long-term debt, net	619,500	585,254
Current portion of operating lease liabilities	141,544	123,715
Other current liabilities	64,772	83,087
Total current liabilities	7,634,487	6,855,722
Long-term debt, net	5,120,197	5,145,484
Long-term operating lease liabilities	1,689,464	1,606,064
Other long-term liabilities	345,329	431,581
Commitments and contingent liabilities
Redeemable noncontrolling interests	598,981	551,921
Stockholders' equity
Common stock	2,271	2,220
Additional paid-in capital	2,852,112	2,897,695
Accumulated deficit	(2,768,195)	(3,327,737)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(153,883)	(147,964)
Total Live Nation stockholders' equity	(74,560)	(582,651)
Noncontrolling interests	473,116	394,197
Total equity	398,556	(188,454)
Total liabilities and equity	$15,787,014	$14,402,318

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except share and per share data)
Revenue	$6,153,535	$2,698,722	$12,390,517	$3,565,277
Operating expenses:
Direct operating expenses	4,707,848	1,969,912	9,045,893	2,346,998
Selling, general and administrative expenses	805,910	446,929	2,048,305	1,098,676
Depreciation and amortization	102,093	101,235	318,489	313,758
Gain on disposal of operating assets	(35,285)	(1,148)	(32,555)	(1,038)
Corporate expenses	66,720	44,649	158,377	100,195
Operating income (loss)	506,249	137,145	852,008	(293,312)
Interest expense	70,514	70,407	205,722	210,146
Interest income	(25,809)	(1,333)	(46,565)	(3,953)
Equity in losses (earnings) of nonconsolidated affiliates	14,283	(7,025)	8,040	(4,608)
Gain from sale of investments in nonconsolidated affiliates	—	(30,633)	(448)	(83,580)
Other expense, net	7,960	12,441	22,846	19,903
Income (loss) before income taxes	439,301	93,288	662,413	(431,220)
Income tax expense	41,898	6,421	85,589	15,095
Net income (loss)	397,403	86,867	576,824	(446,315)
Net income attributable to noncontrolling interests	36,001	39,989	77,804	9,665
Net income (loss) attributable to common stockholders of Live Nation	$361,402	$46,878	$499,020	$(455,980)

Basic net income (loss) per common share available to common stockholders of Live Nation	$1.47	$0.20	$1.79	$(2.13)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$1.39	$0.19	$1.73	$(2.13)

Weighted average common shares outstanding:
Basic	225,761,777	216,888,355	224,123,130	215,716,239
Diluted	243,686,803	223,800,400	239,617,920	215,716,239

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$361,402	$46,878	$499,020	$(455,980)
Accretion of redeemable noncontrolling interests	(29,915)	(4,245)	(97,723)	(4,210)
Net income (loss) available to common stockholders of Live Nation—basic	$331,487	$42,633	$401,297	$(460,190)
Convertible debt interest, net of tax	6,365	—	12,124	—
Net income (loss) available to common stockholders of Live Nation—diluted	$337,852	$42,633	$413,421	$(460,190)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Net income (loss)	$397,403	$86,867	$576,824	$(446,315)
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedge	18,522	852	50,178	10,160
Realized loss (gain) on cash flow hedge	(515)	1,991	2,634	5,853
Foreign currency translation adjustments	(42,319)	(12,008)	(58,731)	(10,001)
Comprehensive income (loss)	373,091	77,702	570,905	(440,303)
Comprehensive income (loss) attributable to noncontrolling interests	36,001	39,989	77,804	9,665
Comprehensive income (loss) attributable to common stockholders of Live Nation	$337,090	$37,713	$493,101	$(449,968)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024
Non-cash and stock-based compensation	—	—	23,929	—	—	—	—	23,929	—
Common stock issued under stock plans, net of shares withheld for employee taxes	519,012	5	(5,227)	—	—	—	—	(5,222)	—
Exercise of stock options	1,037,290	10	9,637	—	—	—	—	9,647	—
Acquisitions	—	—	—	—	—	—	—	—	9,729
Purchases of noncontrolling interests	—	—	(2,405)	—	—	—	19	(2,386)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(29,840)	—	—	—	—	(29,840)	30,140
Contributions received	—	—	—	—	—	—	1,317	1,317	—
Cash distributions	—	—	—	—	—	—	(14,712)	(14,712)	(1,026)
Other	—	—	2,405	—	—	—	775	3,180	(181)
Comprehensive income (loss):
Net income	—	—	—	361,402	—	—	40,555	401,957	(4,554)
Unrealized gain on cash flow hedge	—	—	—	—	—	18,522	—	18,522	—
Realized gain on cash flow hedge	—	—	—	—	—	(515)	—	(515)	—
Foreign currency translation adjustments	—	—	—	—	—	(42,319)	—	(42,319)	(151)
Balances at September 30, 2022	227,137,581	$2,271	$2,852,112	$(2,768,195)	$(6,865)	$(153,883)	$473,116	$398,556	$598,981

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	198,740	—	—	—	—	198,740	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,616,274	16	(46,969)	—	—	—	—	(46,953)	—
Exercise of stock options	3,556,573	35	35,663	—	—	—	—	35,698	—
Acquisitions	—	—	—	—	—	—	5,181	5,181	18,406
Purchases of noncontrolling interests	—	—	(38,492)	—	—	—	(7,653)	(46,145)	(1,457)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(98,574)	—	—	—	—	(98,574)	98,414
Contributions received	—	—	—	—	—	—	16,719	16,719	25
Cash distributions	—	—	—	—	—	—	(64,682)	(64,682)	(17,170)
Other	—	—	35	—	—	—	49,007	49,042	(48,128)
Comprehensive income (loss):
Net income	—	—	—	499,020	—	—	80,683	579,703	(2,879)
Unrealized gain on cash flow hedge	—	—	—	—	—	50,178	—	50,178	—
Realized loss on cash flow hedge	—	—	—	—	—	2,634	—	2,634	—
Foreign currency translation adjustments	—	—	—	—	—	(58,731)	—	(58,731)	(151)
Balances at September 30, 2022	227,137,581	$2,271	$2,852,112	$(2,768,195)	$(6,865)	$(153,883)	$473,116	$398,556	$598,981

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2021	216,388,477	$2,164	$2,433,462	$(3,179,691)	$(6,865)	$(161,832)	$333,159	$(579,603)	$250,767
Non-cash and stock-based compensation	—	—	27,318	—	—	—	—	27,318	—
Common stock issued under stock plans, net of shares withheld for employee taxes	151,280	1	(4,523)	—	—	—	—	(4,522)	—
Exercise of stock options, net of shares withheld for option cost and employee taxes	70,011	1	2,238	—	—	—	—	2,239	—
Sale of common shares	5,239,259	52	449,363	—	—	—	—	449,415	—
Fair value of convertible debt conversion feature, net of issuance cost	—	—	—	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—	7,117	7,117	230
Redeemable noncontrolling interests fair value adjustments	—	—	(4,245)	—	—	—	—	(4,245)	4,245
Contributions received	—	—	—	—	—	—	1,329	1,329	—
Cash distributions	—	—	—	—	—	—	(8,341)	(8,341)	(2,749)
Other	—	—	—	—	—	—	(331)	(331)	—
Comprehensive income (loss):
Net income	—	—	—	46,878	—	—	30,135	77,013	9,854
Unrealized loss on cash flow hedge	—	—	—	—	—	852	—	852	—
Realized loss on cash flow hedge	—	—	—	—	—	1,991	—	1,991	—
Foreign currency translation adjustments	—	—	—	—	—	(12,008)	—	(12,008)	—
Balances at September 30, 2021	221,849,027	$2,218	$2,903,613	$(3,132,813)	$(6,865)	$(170,997)	$363,068	$(41,776)	$262,347

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Non-cash and stock-based compensation	—	—	80,165	—	—	—	—	80,165	—
Common stock issued under stock plans, net of shares withheld for employee taxes	812,829	8	(24,593)	—	—	—	—	(24,585)	—
Exercise of stock options, net of shares withheld for employee taxes	1,329,951	13	12,162	—	—	—	—	12,175	—
Sale of common shares	5,239,259	52	449,363	—	—	—	—	449,415	—
Acquisitions	—	—	—	—	—	—	7,117	7,117	828
Purchases of noncontrolling interests	—	—	3,775	—	—	—	(2,577)	1,198	(1,698)
Sales of noncontrolling interests	—	—	161	—	—	—	8,868	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(4,210)	—	—	—	—	(4,210)	4,210
Contributions received	—	—	—	—	—	—	16,522	16,522	95
Cash distributions	—	—	—	—	—	—	(20,852)	(20,852)	(4,780)
Other	—	—	—	—	—	—	(2,452)	(2,452)	—
Comprehensive income (loss):
Net income (loss)	—	—	—	(455,980)	—	—	18,422	(437,558)	(8,757)
Unrealized gain on cash flow hedge	—	—	—	—	—	10,160	—	10,160	—
Realized loss on cash flow hedge	—	—	—	—	—	5,853	—	5,853
Foreign currency translation adjustments	—	—	—	—	—	(10,001)	—	(10,001)	—
Balances at September 30, 2021	221,849,027	$2,218	$2,903,613	$(3,132,813)	$(6,865)	$(170,997)	$363,068	$(41,776)	$262,347

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$576,824	$(446,315)
Reconciling items:
Depreciation	162,943	167,170
Amortization	155,546	146,588
Amortization of non-recoupable ticketing contract advances	56,121	49,214
Amortization of debt issuance costs and discounts	12,333	27,916
Stock-based compensation expense	86,178	80,165
Unrealized changes in fair value of contingent consideration	23,601	(6,998)
Equity in losses of nonconsolidated affiliates, net of distributions	31,420	6,396
Provision for uncollectible accounts receivable	40,736	(14,006)
Gain on sale of investments in nonconsolidated affiliates	(393)	(83,580)
Other, net	(10,596)	6,380
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(1,009,472)	(690,105)
Increase in prepaid expenses and other assets	(297,379)	(92,635)
Increase in accounts payable, accrued expenses and other liabilities	1,536,196	1,323,448
Increase (decrease) in deferred revenue	(435,701)	551,059
Net cash provided by operating activities	928,357	1,024,697
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(58,307)	(24,476)
Collections of notes receivable	16,473	16,500
Investments made in nonconsolidated affiliates	(73,335)	(55,246)
Purchases of property, plant and equipment	(205,987)	(103,914)
Cash paid for acquisitions, net of cash acquired	(38,770)	(19,594)
Purchases of intangible assets	(6,764)	(6,681)
Proceeds from sale of investments in nonconsolidated affiliates	3,863	80,593
Other, net	3,099	1,059
Net cash used in investing activities	(359,728)	(111,759)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	5,750	904,164
Payments on long-term debt	(29,462)	(93,168)
Contributions from noncontrolling interests	14,340	15,985
Distributions to noncontrolling interests	(81,852)	(25,632)
Purchases and sales of noncontrolling interests, net	(27,104)	(3,273)
Proceeds from sale of common stock, net of issuance costs	—	449,415
Proceeds from exercise of stock options	35,698	30,322
Taxes paid for net share settlement of equity awards	(46,953)	(42,731)
Payments for deferred and contingent consideration	(45,164)	(12,845)
Other, net	(472)	84
Net cash provided by (used in) financing activities	(175,219)	1,222,321
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(325,011)	(48,501)
Net increase in cash, cash equivalents, and restricted cash	68,399	2,086,758
Cash, cash equivalents and restricted cash at beginning of period	4,887,792	2,546,439
Cash, cash equivalents and restricted cash at end of period	$4,956,191	$4,633,197
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
We expect our seasonality trends to evolve as we continue to expand our global operations.
Cash and Cash Equivalents
Included in the September 30, 2022 and December 31, 2021 cash and cash equivalents balance is $1.3 billion of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of September 30, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2022.
In August 2022, the Inflation Reduction Act (IRA) was enacted in the United States, which includes health care, clean energy, and income tax provisions. The income tax provisions amend the Internal Revenue Code to include amongst other things a corporate alternative minimum tax starting in the 2023 tax year. The Company is still assessing the impact due to lack of United States Treasury regulations; however, the IRA is not expected to have a material impact on the Company's financial statements due to net operating losses and full valuation allowances for the United States, which is our most significant jurisdiction. We will continue to monitor to ensure our financial results and related tax disclosures are in compliance with the IRA tax legislation.

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

Initial Allocation
(in thousands)
Fair value of consideration transferred	$431,943
Adjustments for working capital	2,269
Fair value of redeemable noncontrolling interests	280,000
Fair value of noncontrolling interests	7,000
Fair value of pre-existing investment in nonconsolidated affiliates	50,000

Less: Preliminary recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	105,118
Accounts receivable	90,575
Prepaid expenses	33,060
Other current assets	658
Property, plant and equipment	25,221
Operating lease assets	67,193
Intangible assets	337,000
Investments in nonconsolidated affiliates	30,000
Other long-term assets	36,525
Accounts payable, client accounts	(12,566)
Accounts payable	(13,344)
Accrued expenses	(71,209)
Deferred revenue	(144,557)
Current portion of operating lease liabilities	(9,209)
Long-term operating lease liabilities	(57,984)
Long-term deferred income taxes	(101,379)
Goodwill	$456,110
Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Acquisition consists largely of cost savings and new opportunities expected from combining the operations of Live Nation and OCESA. The anticipated synergies primarily relate to growth in concert promotion, ticketing, and sponsorship opportunities. Of the total amount of preliminary goodwill recognized in connection with the Acquisition, none will be deductible for tax purposes. Preliminary goodwill of $46.7 million, $165.0 million and $244.4 million has been allocated to the Concerts, Ticketing and Sponsorship & Advertising segments, respectively, as a result of the Acquisition.
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

	Preliminary Estimated Fair Value	Preliminary Estimated Useful Lives (1)
	(in thousands)	(years)
Client/vendor relationships	$100,000	10
Revenue-generating contracts	90,000	4 to 10
Venue management and leaseholds	107,000	10
Trademarks and naming rights	40,000	10
Total acquired intangible assets	$337,000
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
We incurred a cumulative total of $13.2 million of acquisition transaction expenses relating to the Acquisition, of which $0.9 million and $0.8 million are included in selling, general and administrative expenses within our consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively.
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

NOTE 3—LONG-LIVED ASSETS
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Land, buildings and improvements	$1,344,611	$1,324,278
Computer equipment and capitalized software	877,210	910,581
Furniture and other equipment	478,341	411,403
Construction in progress	169,327	173,865
	2,869,489	2,820,127
Less: accumulated depreciation	1,771,558	1,728,198
	$1,097,931	$1,091,929
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2022:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2021:
Gross carrying amount	$576,930	$593,258	$232,856	$180,865	$37,335	$10,414	$1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(18,375)	(6,033)	(605,320)
Net	398,205	317,349	185,927	101,516	18,960	4,381	1,026,338
Gross carrying amount:
Acquisitions—current year	24,979	23,313	9,978	—	—	1,728	59,998
Acquisitions—prior year	(2,000)	3,600	—	(1,000)	—	—	600
Foreign exchange	(19,427)	(20,331)	(5,053)	(374)	(26)	(897)	(46,108)
Other (2)	(8,716)	(8,097)	(615)	39	(7,489)	(1,211)	(26,089)
Net change	(5,164)	(1,515)	4,310	(1,335)	(7,515)	(380)	(11,599)
Accumulated amortization:
Amortization	(56,711)	(49,762)	(18,475)	(13,214)	(8,386)	(3,821)	(150,369)
Foreign exchange	8,761	12,326	3,476	860	17	259	25,699
Other (2)	8,685	7,719	731	(533)	8,460	2,310	27,372
Net change	(39,265)	(29,717)	(14,268)	(12,887)	91	(1,252)	(97,298)
Balance as of September 30, 2022:
Gross carrying amount	571,766	591,743	237,166	179,530	29,820	10,034	1,620,059
Accumulated amortization	(217,990)	(305,626)	(61,197)	(92,236)	(18,284)	(7,285)	(702,618)
Net	$353,776	$286,117	$175,969	$87,294	$11,536	$2,749	$917,441

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a concert promotion business located in Germany, a ticketing business located in Thailand as well as a sports management business and a venue management business, both located in the United States.

The 2022 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	5
Client/vendor relationships	5
Venue management and leaseholds	30
All categories	9
Amortization of definite-lived intangible assets for the three months ended September 30, 2022 and 2021 was $48.1 million and $46.1 million, and for the nine months ended September 30, 2022 and 2021 was $150.4 million and $146.6 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2021:
Goodwill	$1,390,451	$930,064	$705,717	$3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	955,088	930,064	705,717	2,590,869

Acquisitions—current year	34,256	—	—	34,256
Acquisitions—prior year	(22,339)	12,057	1,898	(8,384)
Dispositions	(1,792)	—	—	(1,792)
Foreign exchange	(33,833)	(13,435)	(19,229)	(66,497)

Balance as of September 30, 2022:
Goodwill	1,366,743	928,686	688,386	2,983,815
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$931,380	$928,686	$688,386	$2,548,452
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At September 30, 2022 and December 31, 2021, we had investments in nonconsolidated affiliates of $355.6 million and $293.6 million, respectively, included in other long-term assets on our consolidated balance sheets.
During the nine months ended September 30, 2021, we sold certain investments in nonconsolidated affiliates for $101.1 million in cash and noncash consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $83.6 million. During the nine months ended September 30, 2022, there were no significant sales of investments in nonconsolidated affiliates.
We entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support. We recognized $5.6 million and $25.0 million of noncash additions to investments in nonconsolidated affiliates for the nine months ended September 30, 2022 and 2021, respectively, which are included in other long-term assets on our consolidated balance sheets associated with these agreements.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease expense	$60,003	$56,662	$195,514	$168,538
Variable and short-term lease expense	64,548	44,552	117,441	57,548
Sublease income	(1,627)	(1,346)	(3,901)	(4,864)
Net lease expense	$122,924	$99,868	$309,054	$221,222
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
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$177,847	$142,243
Lease assets obtained in exchange for lease obligations, net of terminations	$289,977	$79,703
Future maturities of our operating lease liabilities at September 30, 2022 are as follows:

(in thousands)
Remainder of 2022	$56,656
2023	244,468
2024	234,451
2025	222,720
2026	212,689
Thereafter	1,747,809
Total lease payments	2,718,793
Less: Interest	887,785
Present value of lease liabilities	$1,831,008

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	September 30, 2022	December 31, 2021
Weighted average remaining lease term (in years)	13.6	13.2
Weighted average discount rate	5.96%	6.10%
As of September 30, 2022, we have additional operating leases that have not yet commenced, with total lease payments of $201.8 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2022 to June 2030, with lease terms ranging from 2 to 40 years.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	September 30, 2022			December 31, 2021
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$725,975	$—	$725,975	$620,980	$—	$620,980
Interest rate swap	—	44,254	44,254	—	—	—

Liabilities:
Interest rate swap	$—	$—	$—	$—	$8,558	$8,558

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2022	December 31, 2021
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,155,336	$1,315,284
3.75% Senior Secured Notes due 2028	$422,735	$498,380
4.75% Senior Notes due 2027	$829,768	$978,358
4.875% Senior Notes due 2024	$554,553	$582,952
5.625% Senior Notes due 2026	$285,126	$310,284
2.5% Convertible Senior Notes due 2023	$651,360	$996,369
2.0% Convertible Senior Notes due 2025	$400,040	$531,040
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Commitments
As of September 30, 2022, we have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances of approximately $3.9 billion.
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
Astroworld Litigation
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, approximately 450 civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. Pursuant to a February 14, 2022 order of the state Multidistrict Litigation Panel, matter 21-1033, the civil cases have been assigned to Judge Kristen Hawkins of the 11th District Court of Harris County, Texas, for oversight of pretrial matters under Texas’s rules governing multidistrict litigation. Discovery is underway. A confidential settlement was reached with the family of one of the deceased plaintiffs, and the family’s case was dismissed with prejudice against all defendants in August 2022.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2022:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2021	$(8,558)	$(139,406)	$(147,964)
Other comprehensive income before reclassifications	50,178	(58,731)	(8,553)
Amount reclassified from AOCI	2,634	—	2,634
Net other comprehensive income	52,812	(58,731)	(5,919)
Balance at September 30, 2022	$44,254	$(198,137)	$(153,883)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares—basic	225,761,777	216,888,355	224,123,130	215,716,239
Effect of dilutive securities:
Stock options and restricted stock	6,060,991	6,912,045	7,409,515	—
Convertible senior notes	11,864,035	—	8,085,275	—
Weighted average common shares—diluted	243,686,803	223,800,400	239,617,920	215,716,239

The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase shares of common stock	3,750	3,750	3,750	7,727,064
Restricted stock and deferred stock—unvested	1,340,319	91,275	1,260,701	3,207,115
Conversion shares related to the convertible senior notes	—	11,864,035	3,778,760	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	1,344,069	11,959,060	5,043,211	22,798,214
Restricted Stock
On July 1, 2022, we granted 1.1 million shares of market-based awards with a fair value of $75.3 million, which will vest and be settled in restricted common stock under the Company’s stock incentive plan upon attainment of certain stock price targets during the performance period. The actual number of shares of restricted common stock earned will vest within three years if the market criteria are met.

NOTE 8—REVENUE RECOGNITION
The global COVID-19 pandemic significantly impacted revenue for our Concerts, Ticketing and Sponsorship & Advertising segments for the nine months ended September 30, 2021. As we moved into 2022, more of our larger markets resumed shows and beginning in the second quarter of 2022, almost all markets had re-opened without restrictions, and we began to see the easing of restrictions in our Asia Pacific markets.
Concerts
Concerts revenue, including intersegment revenue, for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total Concerts Revenue	$5,292,594	$2,151,596	$10,098,180	$2,677,970
Percentage of consolidated revenue	86.0%	79.7%	81.5%	75.1%
Our Concerts segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing agreements, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 95% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of, or on the day of, the event. Consideration received in advance of the event is recorded as deferred revenue or in other long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.
Ticketing
Ticketing revenue, including intersegment revenue, for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total Ticketing Revenue	$531,570	$374,237	$1,587,274	$646,560
Percentage of consolidated revenue	8.6%	13.9%	12.8%	18.1%

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
At September 30, 2022 and December 31, 2021, we had ticketing contract advances of $110.1 million and $90.5 million, respectively, recorded in prepaid expenses and $85.5 million and $86.5 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $15.7 million and $20.5 million for the three months ended September 30, 2022 and 2021, respectively, and $56.1 million and $49.2 million for the nine months ended September 30, 2022 and 2021, respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Sponsorship & Advertising revenue, including intersegment revenue, for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Total Sponsorship & Advertising Revenue	$343,029	$174,449	$722,504	$241,657
Percentage of consolidated revenue	5.6%	6.5%	5.8%	6.8%
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
At September 30, 2022, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.3 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 10%, 36%, 23% and 31% of this revenue in the remainder of 2022, 2023, 2024 and thereafter, respectively.
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

The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Concerts	$825,573	$278,557	$2,135,814	$330,852
Ticketing	40,803	24,159	120,543	31,950
Sponsorship & Advertising	36,703	43,437	128,035	58,070
	$903,079	$346,153	$2,384,392	$420,872

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

The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2022 and 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2022
Revenue	$5,292,594	$531,570	$343,029	$(13,658)	$—	$6,153,535
Intersegment revenue	$4,408	$9,748	$—	$(14,156)	$—	$—
AOI	$280,809	$163,176	$226,234	$(3,420)	$(46,081)	$620,718

Three Months Ended September 30, 2021
Revenue	$2,151,596	$374,237	$174,449	$(1,560)	$—	$2,698,722
Intersegment revenue	$1,473	$630	$—	$(2,103)	$—	$—
AOI	$59,578	$171,754	$111,211	$(1,179)	$(35,684)	$305,680

Nine Months Ended September 30, 2022
Revenue	$10,098,180	$1,587,274	$722,504	$(17,441)	$—	$12,390,517
Intersegment revenue	$6,635	$12,660	$—	$(19,295)	$—	$—
AOI	$354,587	$600,155	$474,238	$(9,827)	$(109,797)	$1,309,356

Nine Months Ended September 30, 2021
Revenue	$2,677,970	$646,560	$241,657	$(910)	$—	$3,565,277
Intersegment revenue	$1,473	$1,610	$—	$(3,083)	$—	$—
AOI	$(99,010)	$208,418	$127,755	$(4,624)	$(68,951)	$163,588

The following table sets forth the reconciliation of consolidated AOI to operating income (loss) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
AOI	$620,718	$305,680	$1,309,356	$163,588
Acquisition expenses	7,495	20,644	29,115	14,801
Amortization of non-recoupable ticketing contract advance	15,729	20,486	56,121	49,214
Depreciation and amortization	102,093	101,235	318,489	313,758
Gain on sale of operating assets	(35,285)	(1,148)	(32,555)	(1,038)
Stock-based compensation expense	24,437	27,318	86,178	80,165
Operating income (loss)	$506,249	$137,145	$852,008	$(293,312)

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

Executive Overview

The third quarter of 2022 continued our record year performance. Fan demand showed no signs of weakening, as almost all our major markets played to our highest quarterly fan count and ticket sales, leading to a milestone third quarter for the Company, reinforcing the health of all three of our segments and live entertainment. Even with inflationary pressures and other macroeconomic headwinds, the supply and demand dynamic with artists and fans continues to be strong. This was our second consecutive record quarter for AOI fueled by more fans attending our shows, selling more tickets on the Ticketmaster platform, and collaborating with world class sponsorship partners. Our show count, ticket sales, and sponsor contract pacing this year signals the power of our flywheel to deliver results not just through the remainder of this year, but also heading into 2023.
Almost all of our markets and venues were fully open in the third quarter of 2022 and we saw the continued easing of restrictions in our Asia Pacific markets and expect those territories to have a full touring schedule heading into 2023. There were limited instances of tours being interrupted or rescheduled in the third quarter due to COVID-19. We have seen our show cancellation rate return to near historical levels and our attendance rates have also bounced back to pre-pandemic levels, returning to more traditional attendance to tickets sold ratios.
For the three months ended September 30, 2022, consolidated revenue increased by $3.5 billion, from $2.7 billion in 2021 to $6.2 billion this year. The increase as compared to the same period of the prior year was $3.7 billion without the impact of changes in foreign exchange rates. All three of our segments had revenue growth in the quarter with the largest increase coming from our Concerts segment as discussed below. We had consolidated operating income of $506 million in the third quarter of 2022, compared to $137 million in the third quarter of 2021, an improvement of $369 million, resulting from fans returning to our shows at levels far exceeding one year ago when show activity was largely limited to the United States. Consolidated AOI for the third quarter increased by $315 million, from $306 million in 2021 to $621 million this year. The increase as compared to the same period of the prior year was $339 million without the impact of changes in foreign exchange rates. With the United States dollar notably strengthening over the past six months, it has adversely impacted both our revenues and adjusted operating income from international operations. We expect this trend to continue through the remainder of the year.

For the first nine months of 2022, our consolidated revenue grew $8.8 billion, from $3.6 billion in 2021 to $12.4 billion this year. The increase as compared to the same period of the prior year was $9.3 billion without the impact of changes in foreign currency exchange rates. We had consolidated operating income of $852 million for the first nine months of 2022, compared to an operating loss of $293 million for the first nine months of 2021, an improvement of $1.1 billion, resulting from the re-opening of all our major markets this year. Consolidated AOI for the first nine months increased by $1.1 billion, from $164 million in 2021 to $1.3 billion this year. The increase as compared to the same period of the prior year was $1.2 billion without the impact of changes in foreign exchange rates.
Having provided the foreign currency exchange impacts for the organization overall and in light of their relative materiality, all of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue grew by $3.1 billion, from $2.2 billion in the third quarter of 2021 to $5.3 billion in the third quarter of 2022. The revenue growth was a result of more shows and fans coming back to venues to enjoy their favorite artists. The number of events for the quarter was approximately 11,200 compared to 5,579 in the third quarter of 2021. The number of fans for the quarter was approximately 44.3 million compared to approximately 16.9 million last year. This was our highest fan count for a quarter ever, powered by growth across our major divisions as well as the addition of the OCESA business in Mexico. Our outdoor venue types had double-digit attendance growth this quarter compared to the third quarter of 2019. In particular, stadium fan count more than tripled to nearly 9 million fans globally. Some of the top acts in the quarter included Coldplay, The Weeknd, Bad Bunny and Red Hot Chili Peppers. Lollapalooza in the United States, Reading in the United Kingdom, Rock Werchter in Belgium and Rock in Rio Brazil played to an aggregate of nearly two million fans, reaching passionate fans on a global scale. Concerts AOI for the quarter increased by $221 million, from $60 million in 2021 to $281 million in 2022.
For the first nine months of 2022, Concerts revenue grew $7.4 billion, from $2.7 billion in 2021 to $10.1 billion in 2022. Concerts AOI for the first nine months increased by $454 million, from a loss of $99 million in 2021 to an income of $355 million in 2022. Along with the increased number of fans, we are seeing very strong APF across all of our venue types. Since 2019, our last full year of operations prior to the global COVID-19 pandemic, APF has increased by nearly 30% at our owned and operated amphitheaters, driven by higher food and beverage spending and the shift to cashless transactions. In our Theaters and Clubs across the United States and the United Kingdom, we are also seeing double-digit percentage growth in APF. Lastly, at our festivals, we have also seen growth in APF, with concessions, camping, and, in particular, VIP sales up substantially at our marquee events. The increases to APF, along with ticket price increases for those seats highest in demand, have outpaced higher labor and materials costs at our venues and festivals this year.
Our Ticketing segment revenue grew by $157 million, from $374 million in the third quarter of 2021 to $532 million in the third quarter of 2022. Ticketing AOI for the quarter decreased slightly by $9 million, from $172 million in 2021 to $163 million in 2022. Along with an increase in ticket sales and upward pricing momentum due to higher fan demand, direct costs rose to support higher operations and enterprise growth. Our fee-bearing ticket sales for the quarter were 73 million, 30 million higher than in the third quarter of last year. This was a record quarter for reported ticket sales, exceeding our last record set just last quarter by over 1 million tickets. Our resale business continued to grow, with over $1.1 billion dollars in GTV for the third quarter of 2022, more than doubling resale GTV in the third quarter of 2019. It was our highest resale quarter ever, powered by both Concerts and all the major sporting leagues.
For the first nine months of 2022, our Ticketing revenue grew by $941 million, from $647 million in 2021 to $1.6 billion in 2022. Ticketing AOI for the first nine months increased by $392 million, from $208 million in 2021 to $600 million in 2022. Through the end of September, our fee-bearing ticket sales are 197 million tickets, 121 million ahead of 2021 and, notably, 38 million ahead of 2019 when all markets were fully open. Resale GTV through the end of September 2022 was nearly $3.0 billion which is almost 150% of our full-year resale GTV in 2019. Overall pricing on our fee-bearing tickets for the first nine months of the year is up 20% compared to 2019 as consumer demand for premium seats and VIP experiences has continued. Lastly, we have signed nearly 19 million net new tickets so far this year, which gives us confidence that the Ticketmaster features and functionality will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue grew by $169 million, from $174 million in the third quarter of 2021 to $343 million in the third quarter of 2022. The improvement was due to additional revenues from purchase path integration with various new partners, our biggest ever festival season and the addition of the Mexico market to our portfolio. Sponsorship & Advertising AOI for the quarter increased by $115 million, from $111 million in 2021 to $226 million in 2022. For the first nine months of 2022, our Sponsorship & Advertising revenue grew $481 million, from $242 million in 2021 to $723 million in 2022 for the same reasons as for the three months ended September 30, 2022. Sponsorship & Advertising AOI for the first nine months increased by $346 million, from $128 million in 2021 to $474 million in 2022.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform and improving the on-site experience for our fans, driving conversion of ticket sales through development of innovative products to sell more tickets, and developing unique marketing and content programs for top brands.
Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2022			2021
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$6,153,535	$248,713	$6,402,248	$2,698,722	*	*
Operating expenses:
Direct operating expenses	4,707,848	199,359	4,907,207	1,969,912	*	*
Selling, general and administrative expenses	805,910	27,877	833,787	446,929	80%	87%
Depreciation and amortization	102,093	3,249	105,342	101,235	1%	4%
Gain on disposal of operating assets	(35,285)	8	(35,277)	(1,148)	*	*
Corporate expenses	66,720	31	66,751	44,649	49%	50%
Operating income	506,249	$18,189	$524,438	137,145	*	*
Operating margin	8.2%		8.2%	5.1%
Interest expense	70,514			70,407
Interest income	(25,809)			(1,333)
Equity in losses (earnings) of nonconsolidated affiliates	14,283			(7,025)
Gain from sale of investments in nonconsolidated affiliates	—			(30,633)
Other expense, net	7,960			12,441
Income before income taxes	439,301			93,288
Income tax expense	41,898			6,421
Net income	397,403			86,867
Net income attributable to noncontrolling interests	36,001			39,989
Net income attributable to common stockholders of Live Nation	$361,402			$46,878
_______

*	Percentages are not meaningful.
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

Revenue
Revenue increased $3.5 billion during the three months ended September 30, 2022 as compared to the same period of the prior year due to increased revenue in our Concerts segment of $3.1 billion, Ticketing segment of $157.3 million and Sponsorship & Advertising of $168.6 million as further discussed within each segment’s operating results.
Gain on disposal of operating assets
Gain on disposal of operating assets increased $34.1 million during the three months ended September 30, 2022 as compared to the same period of the prior year primarily driven by sales of artist catalog rights in 2022.
Corporate expenses
Corporate expenses increased $22.1 million during the three months ended September 30, 2022 as compared to the same period of the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results in 2022.

Operating income
Operating income increased $369.1 million during the three months ended September 30, 2022 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $276.1 million, Ticketing segment of $2.1 million and Sponsorship & Advertising of $114.3 million as further discussed within each segment’s operating results partially offset by higher Corporate expenses as discussed above.
Interest income
Interest income increased $24.5 million during the three months ended September 30, 2022 as compared to the same period of the prior year primarily attributed to higher rate of return on our cash and cash equivalents in 2022.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates during the three months ended September 30, 2021 was $30.6 million due to the sale of certain investments in 2021 of which there were none in the current year.

Consolidated Results of Operations
Nine Months

	Nine Months Ended September 30,				% Change
	2022			2021
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$12,390,517	$437,042	$12,827,559	$3,565,277	*	*
Operating expenses:
Direct operating expenses	9,045,893	341,617	9,387,510	2,346,998	*	*
Selling, general and administrative expenses	2,048,305	52,811	2,101,116	1,098,676	86%	91%
Depreciation and amortization	318,489	6,482	324,971	313,758	2%	4%
Gain on disposal of operating assets	(32,555)	8	(32,547)	(1,038)	*	*
Corporate expenses	158,377	71	158,448	100,195	58%	58%
Operating income (loss)	852,008	$36,053	$888,061	(293,312)	*	*
Operating margin	6.9%		6.9%	(8.2)%
Interest expense	205,722			210,146
Interest income	(46,565)			(3,953)
Equity in losses (earnings) of nonconsolidated affiliates	8,040			(4,608)
Gain from sale of investments in nonconsolidated affiliates	(448)			(83,580)
Other expense, net	22,846			19,903
Income (loss) before income taxes	662,413			(431,220)
Income tax expense	85,589			15,095
Net income (loss)	576,824			(446,315)
Net income attributable to noncontrolling interests	77,804			9,665
Net income (loss) attributable to common stockholders of Live Nation	$499,020			$(455,980)
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $8.8 billion during the nine months ended September 30, 2022 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $7.4 billion, Ticketing segment of $940.7 million and Sponsorship & Advertising of $480.8 million as further discussed within each segment’s operating results.
Gain on disposal of operating assets
Gain on disposal of operating assets increased $31.5 million during the nine months ended September 30, 2022 as compared to the same period of the prior year primarily driven by sales of artist catalog rights in 2022.
Corporate expenses
Corporate expenses increased $58.2 million during the nine months ended September 30, 2022 as compared to the same period of the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results in 2022.

Operating income (loss)
Operating income during the nine months ended September 30, 2022 was $852.0 million as compared to an operating loss of $293.3 million for the same period of the prior year primarily driven by increased operating income in our Concerts segment of $456.0 million, Ticketing segment of $412.8 million and Sponsorship & Advertising of $343.3 million as further discussed within each segment’s operating results partially offset by higher Corporate expenses as discussed above.
Interest income
Interest income increased $42.6 million during the nine months ended September 30, 2022 as compared to the same period of the prior year primarily attributed to higher rate of return on our cash and cash equivalents in 2022.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates during the nine months ended September 30, 2022 was $0.4 million as compared to $83.6 million during the same period of the prior year primarily due to the sale of certain investments during the first nine months of 2021.
Income tax expense
For the nine months ended September 30, 2022, we had a net tax expense of $85.6 million on income before income taxes of $662.4 million compared to a net tax expense of $15.1 million on a loss before income taxes of $431.2 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the income tax expense consisted of $76.0 million related to foreign entities, $6.1 million related to United States federal taxes, and $3.5 million related to state and local income taxes. The net increase in tax expense of $70.5 million was primarily due to profits in certain non-United States jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $68.1 million during the nine months ended September 30, 2022 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses during the first nine months of 2022 as compared to the resumption of events late in the second quarter of 2021.

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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of owned or operated and third-party venues, talent fees, average paid attendance, market ticket pricing, advance ticket sales and the number of major artist clients under management. In addition, at our owned or operated venues and festivals, we monitor APF and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
To judge the health of our Ticketing segment, we primarily review the GTV and the number of tickets sold through our ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, and the per ticket non-service fee revenue streams. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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
To judge the health of our Sponsorship & Advertising segment, we primarily review the revenue generated through sponsorship arrangements and online advertising, the percentage of expected revenue under contract, and what portion of our sponsorship business is driven by large multi-element, multi-year relationships. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.

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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	8,261	4,251	21,091	5,715
International	2,958	1,328	9,414	2,254
Total estimated events	11,219	5,579	30,505	7,969
Estimated fans:
North America	29,089	13,490	53,373	14,217
International	15,202	3,427	35,614	4,598
Total estimated fans	44,291	16,917	88,987	18,815
Ticketing (2)
Estimated number of fee-bearing tickets sold	73,434	43,296	197,007	76,235
Estimated number of non-fee-bearing tickets sold	61,933	39,798	189,664	72,571
Total estimated tickets sold	135,367	83,094	386,671	148,806
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These metrics are net of any refunds requested and any cancellations that occurred during the period, which may result in a negative number. Fee-bearing tickets sold above are net of refunds of 4.6 million and 5.9 million tickets for the three months ended September 30, 2022 and 2021, respectively, and 15.0 million and 13.0 million for nine months ended September 30, 2022 and 2021, respectively.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$5,292,594	$2,151,596	*	$10,098,180	$2,677,970	*
Direct operating expenses	4,452,949	1,822,537	*	8,381,689	2,108,617	*
Selling, general and administrative expenses	568,481	303,378	87%	1,420,488	713,922	99%
Depreciation and amortization	61,770	59,541	4%	195,528	180,877	8%
Gain on disposal of operating assets	(33,983)	(1,098)	*	(31,057)	(988)	*
Operating income (loss)	$243,377	$(32,762)	*	$131,532	$(324,458)	*
Operating margin	4.6%	(1.5)%		1.3%	(12.1)%
AOI	$280,809	$59,578	*	$354,587	$(99,010)	*
AOI margin **	5.3%	2.8%		3.5%	(3.7)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.
Three Months
Revenue
Concerts revenue increased $3.1 billion during the three months ended September 30, 2022 as compared to the same period of the prior year, primarily due to more shows and festivals in major markets including North America and Europe. In addition, Concerts had incremental revenue of $136.6 million during the three months ended September 30, 2022 from acquisitions and new venues.
Operating results
Concerts AOI increased $221.2 million and operating income increased $276.1 million for the three months ended September 30, 2022 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows and festivals discussed above. These increases were partially offset by related costs, including increased compensation expenses due to increased headcount. The increase in operating income outside of AOI of $54.9 million is primarily associated to gains on disposals of operating assets of $32.9 million during the third quarter of 2022, lower acquisition expense of $13.5 million for costs incurred related to acquisitions and contingent considerations changes, and lower stock-based compensation of $10.7 million due to timing of grants.
Nine Months
Revenue
Concerts revenue increased $7.4 billion during the nine months ended September 30, 2022 as compared to the same period of the prior year, primarily due to more shows and festivals in all of our major markets in 2022. During the first nine months of 2021, shows did not meaningfully resume until pandemic restrictions were lifted late in Q2 and only then in the United States and the United Kingdom. In addition, Concerts had incremental revenue of $410.9 million during the nine months ended September 30, 2022 from acquisitions and new venues.
Operating results
Concerts AOI increased $453.6 million and operating income increased $456.0 million for the nine months ended September 30, 2022 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows and festivals discussed above. These increases were partially offset by higher compensation expenses due to increased headcount in our existing business along with acquisitions and new venues of $34.3 million. The increase in operating income outside of AOI of $2.4 million is attributable to gains on disposals of operating assets of $30.1 million during 2022, which was partially offset by higher accretion of contingent payments due to improved results of $14.9 million and depreciation and amortization expenses of $14.7 million due to recent acquisitions for the nine months ended September 30, 2022.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$531,570	$374,237	42%	$1,587,274	$646,560	*
Direct operating expenses	196,879	111,197	77%	541,056	188,330	*
Selling, general and administrative expenses	192,398	116,796	65%	513,601	317,451	62%
Depreciation and amortization	25,900	32,040	(19)%	82,557	103,406	(20)%
Gain on disposal of operating assets	—	(66)	*	(196)	(66)	*
Operating income	$116,393	$114,270	2%	$450,256	$37,439	*
Operating margin	21.9%	30.5%		28.4%	5.8%
AOI	$163,176	$171,754	(5)%	$600,155	$208,418	*
AOI margin **	30.7%	45.9%		37.8%	32.2%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $157.3 million during the three months ended September 30, 2022 as compared to the same period of the prior year. This increase is primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale and upward pricing momentum due to higher fan demand in 2022 as compared to 2021. In addition, Ticketing had incremental revenue of $23.9 million during three months ended September 30, 2022 due to acquisitions.
Operating results
Ticketing AOI decreased by $8.6 million and operating income increased $2.1 million during the three months ended September 30, 2022 as compared to the same period of the prior year. The decrease in AOI was primarily driven by the associated increases in direct costs to support higher operations and enterprise growth, as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount for resumed operations. Operating income outside of AOI increased $10.7 million as a result of a decrease in depreciation and amortization expense of $6.1 million primarily due to the retirement of certain office locations during the third quarter of 2021.

Nine Months
Revenue
Ticketing revenue increased $940.7 million during the nine months ended September 30, 2022 as compared to the same period of the prior year, primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale and upward pricing momentum due to higher fan demand in 2022 as compared to the resumption of concerts and sporting events starting late in the second quarter of 2021. Ticketing had incremental revenue of $77.6 million during nine months ended September 30, 2022 due to acquisitions.
Operating results
Ticketing AOI increased $391.7 million and operating income increased $412.8 million during the nine months ended September 30, 2022 as compared to the same period of the prior year. The increase in AOI was primarily driven by increased ticketing activity discussed above as well as incremental operating income from acquisitions of $37.7 million. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as operations have resumed. Operating income outside of AOI increased $21.1 million as a result of a decrease in depreciation and amortization expense of $20.8 million primarily due to the retirement of certain office locations during 2021.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2022	2021		2022	2021
	(in thousands)			(in thousands)
Revenue	$343,029	$174,449	97%	$722,504	$241,657	*
Direct operating expenses	72,176	38,281	89%	142,443	53,134	*
Selling, general and administrative expenses	45,342	26,247	73%	109,692	65,046	69%
Depreciation and amortization	8,505	7,166	19%	25,442	21,837	17%
Operating income	$217,006	$102,755	*	$444,927	$101,640	*
Operating margin	63.3%	58.9%		61.6%	42.1%
AOI	$226,234	$111,211	*	$474,238	$127,755	*
AOI margin **	66.0%	63.7%		65.6%	52.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $168.6 million during the three months ended September 30, 2022 as compared to the same period of the prior year primarily driven by increased activity in national and local sponsorship programs, festival sponsorships and purchase path integration largely in the United States. Sponsorship & Advertising had incremental revenue of $21.0 million during three months ended September 30, 2022 from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $115.0 million and operating income increased $114.3 million for the three months ended September 30, 2022 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above and incremental operating income from acquisitions. The increases were partially offset by increases in direct operating expenses to support higher activity levels as operations resumed during the period.

Nine Months
Revenue
Sponsorship & Advertising revenue increased $480.8 million during the nine months ended September 30, 2022 as compared to the same period of the prior year, primarily due to increased activity in national and local sponsorship programs, festival sponsorships and purchase path integration largely in the United States as a result of the resumption of concert events and festivals starting late in the second quarter of 2021. Sponsorship & Advertising had incremental revenue of $73.6 million during nine months ended September 30, 2022 from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $346.5 million and operating income increased $343.3 million for the nine months ended September 30, 2022 as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above as well as incremental operating income of $28.4 million from acquisitions, and were offset by increases in direct costs and selling, general and administrative expenses to support higher activity levels as operations resumed during the period.

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
Our balance sheet reflects cash and cash equivalents of $5.0 billion at September 30, 2022 and $4.9 billion at December 31, 2021. Included in the September 30, 2022 and December 31, 2021 cash and cash equivalents balances are $1.3 billion of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $1.7 billion in cash and cash equivalents, excluding client cash, at September 30, 2022. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.7 billion at September 30, 2022 and December 31, 2021. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.5% at September 30, 2022, with approximately 87% of our debt at a fixed rate.
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
We view our available cash as cash and cash equivalents, less ticketing-related client cash, less event-related deferred revenue, less accrued expenses due to artists and cash collected on behalf of others, plus event-related prepaid expenses. This is essentially our cash available to, among other things, repay debt balances, make acquisitions, and finance capital expenditures.
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
For the term loan A, we are required to make quarterly payments increasing over time from $2.5 million to $5.0 million with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. As of September 30, 2022, the outstanding principal amount of our term loan A facility is $387.5 million and term loan B facility is $847.8 million.
There were no borrowings under the revolving credit facilities as of September 30, 2022. Based on our outstanding letters of credit of $64.1 million, $565.9 million was available for future borrowings from revolving credit facilities.

Debt Covenants
As of September 30, 2022, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2022.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During the nine months ended September 30, 2022, we used $38.8 million of cash primarily for the acquisition of a concert promotion business located in Germany, a ticketing business located in Thailand as well as a sports management business and a venue management business, both located in the United States.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Revenue generating	$119,620	$67,417
Maintenance	56,755	37,181
Total capital expenditures	$176,375	$104,598
Revenue generating capital expenditures during the first nine months of 2022 increased from the same period of the prior year primarily due to enhancements at our venues and higher investments in technology-related projects.
Maintenance capital expenditures during the first nine months of 2022 increased from the same period of the prior year primarily due to venue-related and technology-related projects.
We currently expect capital expenditures to be approximately $300 million for the full year of 2022.

Cash Flows

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$928,357	$1,024,697
Investing activities	$(359,728)	$(111,759)
Financing activities	$(175,219)	$1,222,321
Operating Activities
Cash provided by operating activities decreased by $96.3 million for the nine months ended September 30, 2022 as compared to the same period of the prior year primarily due to a decrease in deferred revenue during 2022 from the timing of events compared to the buildup of events in 2021 due to the COVID-19 pandemic as well as increase in accounts receivable and prepaid expenses due to the timing of collections and payment of event-related costs. These changes in working capital were partially offset by an increase in operating results, resulting from the resumption of events in certain markets starting late in the second quarter of 2021 and continuing into the first nine months of 2022.

Investing Activities
Cash used in investing activities increased by $248.0 million for the nine months ended September 30, 2022 as compared to the same period of the prior year primarily due to more cash paid for capital expenditures during the current period, and the same period prior year being impacted by higher proceeds from the sale of investments in nonconsolidated affiliates. See “—Uses of Cash - Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities was $175.2 million for the nine months ended September 30, 2022 as compared to cash provided by financing activities of $1.2 billion for the same period of the prior year primarily due to higher net proceeds in 2021 from debt and equity issuances. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1—Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating income of $277.2 million for the nine months ended September 30, 2022. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2022 by $27.7 million. As of September 30, 2022, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At September 30, 2022, we had forward currency contracts outstanding with a notional amount of $65.9 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $5.8 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of September 30, 2022. Of the total amount, we had $5.0 billion of fixed-rate debt and $0.8 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2022, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2022 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2022.

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
Based on their evaluation as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2022	6,266	$89.78
August 2022	42,877	$98.85
September 2022	4,551	$92.54
	53,694

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2022.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)