Form 10-K
period 2022-12-31
Live Nation Entertainment, Inc.
filed 2023-02-23
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $12.7 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 16, 2023, there were 231,591,254 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 3,501,153 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

ITEM 1.    BUSINESS

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 670 million fans across all of our concerts and ticketing platforms in 48 countries during 2022.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting over 121 million fans to more than 43,600 events for over 7,800 artists in 2022. Live Nation owns, operates, has exclusive booking rights for or has an equity interest for which we have a significant influence in 338 venues globally, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl®, the Hollywood Palladium, the Ziggo Dome in Amsterdam, 3Arena in Ireland, Royal Arena in Copenhagen and Spark Arena in New Zealand. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres. As of December 31, 2022, globally we had over 90 managers providing services to more than 410 artists.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our other websites, mobile apps, numerous retail outlets and call centers, selling over 550 million tickets through our systems in 2022. Ticketmaster serves approximately 9,300 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
We believe our global footprint is one of the world’s largest music advertising networks for corporate brands and includes one of the world’s leading ecommerce websites based on a comparison of gross sales of top internet retailers.
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
•Invest in Product Improvements. We will continue to invest in our ticketing platforms and develop innovative products to grow our sales channels, drive increased ticket sales, grow non-service fee revenue streams, and continue to build our client base. These include technological and digital transformations to improve the experience and transparency for fans, venues, and event organizers as well as the overall quality of service. In addition, we will continue to invest to eliminate fraud such as our focus on anti-BOT technology and the creation of our Verified Fan service.
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
•Sell More Tickets. We are focused on selling tickets through a wide set of sales channels, including mobile and online, and leveraging our fan database. We will continue to enhance our application programming interface features to reach a broader audience and expand our digital ticketing rollout, strengthening control over distribution for our clients and creating new and unique marketing opportunities. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events.
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
•Fans. During 2022, we connected over 670 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently communicate to them on shows they are likely to be interested in.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2022, we promoted shows or tours for over 7,800 artists globally. In addition, through our artist management companies, we managed more than 410 artists in 2022.
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

•Distribution Network. We believe that our global distribution network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 44 countries worldwide. In addition, we own, lease, operate, have exclusive booking rights for, or have an equity interest in 338 venues and have operations located across 48 countries as of the end of 2022, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 147 festivals globally in 2022. In addition, we believe that our global ticketing distribution network—which includes one of the largest ecommerce sites and related apps along with approximately 9,300 clients worldwide in 2022 — makes us the largest ticketing network in the world.
•Sponsors. We monetize our physical and digital assets through long-term sponsorship agreements and advertising. We employ a sales force of approximately 600 people that worked with approximately 1,200 sponsors during 2022, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure including Citibank, O2, American Express, Cisco, Hilton, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
Our strategy is to provide minimum revenue guarantees to artists, which generates the vast majority of their total income. We believe the artist-fan connection is the source of nearly all commercial value and as a result, our artists receive the majority of all ticketing revenue. For music tours, four to eight months typically elapse between initially booking artists and the first performances. Artists, in conjunction with promoters, managers and booking agents, set ticket prices and advertising plans. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and equipment.
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
Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity, or a ticketing services provider selling on behalf of a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge when the ticket is resold and the ticket value is paid to the holder.

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

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $13.5 billion, or 80.9%, of our total revenue during 2022. We promoted more than 43,600 live music and other events in 2022. While our Concerts segment traditionally operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through mobile apps, websites and ticket outlets. During 2022, we sold 56%, 42% and 2% of primary tickets through these channels, respectively. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $2.2 billion, or 13.4%, of our total revenue during 2022, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold approximately 281 million tickets in 2022 on which we were paid fees for our services. In addition, approximately 270 million tickets were sold using our Ticketmaster systems, including through season seat packages, our venue clients’ box offices, and other channels through which we did not receive a fee. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $968.1 million, or 5.8%, of our total revenue during 2022. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with our outdoor venues and festivals, which are primarily used in or occur from May through October.
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
The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest over which we had a significant influence as of December 31, 2022:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	—	1	—	—	1
Amphitheater	5,000 - 30,000	10	39	1	16	—	66
Arena	5,000 - 20,000	2	13	2	5	1	23
Theater	1,000 - 6,500	9	66	10	24	2	111
Club	Less than 1,000	5	43	1	14	—	63
Restaurants & Music Halls	1,000 - 2,000	2	16	—	—	—	18
Festival Sites (1)	Varies	2	—	38	—	—	40
Other Venues	Varies	—	11	—	2	3	16
Total venues in operation		30	188	53	61	6	338

Venues currently under construction		—	4	—	—	2	6
Venues not currently in operation		3	1	—	4	2	10

Total venues in operation by location:
North America		21	137	14	60	6	238
International		9	51	39	1	—	100
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
The ticketing services industry includes the sale of tickets primarily through online and mobile channels, but also through telephone and ticket outlets. The transition to online and mobile ticket purchases has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self-ticketing systems. In the online environment, we compete with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.
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
We are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including our websites as well as existing and newly constructed venues, be accessible to customers with disabilities. The ADA and the DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and the DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, the DDA and other similar ordinances, we may face substantial capital expenditures in the future.
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

Our People and Culture
Bringing more than 43,600 events to life and connecting over 670 million fans across all of our concerts and ticketing platforms, as we did in 2022, is a massive undertaking, made possible by our thousands of employees spread across 48 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.
Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means our top priority is making sure that every employee can rely on us to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under eight core pillars, designed to support key life moments:
•Taking Care of Yourself: To enhance overall happiness and wellness, we offer flexible vacation time, free ticket perks and in-house meditation sessions, crisis support and crowdfunding networks, and more.
•Taking Care of Your Health: Beyond a full suite of medical, dental and vision benefits, we provide access to virtual doctor’s appointments.
•Taking Care of Your Mental Health: In 2022, we doubled down on our mental well-being offerings for staff – free virtual mental health coaching or therapy sessions, group support sessions, 24/7 counselor support line, and both in-person or virtual meditation and yoga sessions.
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
•Taking Care of Your Wealth: To support long-term financial goals, we traditionally provide 401(k) or pension matching, a stock reimbursement program, and student loan repayment assistance.
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
•Diversity Goals: We remain committed to reaching the ambitious goals we set to strengthen the company’s diversity from the top down. Our efforts thus far have resulted in both hiring and promoting diverse talent into a number of key leadership roles and in increasing overall representation across the business.
•Live Nation Women Fund: An early-stage investment fund we have created focused on female-led live music businesses.
•Industry Engagement: In 2022, we further demonstrated our commitment to diversity and inclusion by joining the efforts of “Diversify The Stage” and signing their pledge to provide greater access to equitable opportunities for underrepresented groups in live music, events, and touring industries.
Our efforts around diversity, equity, and inclusion have also gained us recognition on Forbes’ Best Employers for Diversity list (2019, 2021-22), Forbes’ America’s Best Employers for Women (2022), Forbes’ Best Employers for New Grads (2022), and Newsweek’s Americas Greatest Workplaces for Diversity List (2023). We have also received a score of 100% on Human Rights Campaign Foundation’s Corporate Equality Index (2019-22), earning us a Best Places to Work for LGBTQ+ Equality designation.
Human Capital
Our compensation philosophy is focused on attracting and retaining talented individuals who contribute to our values and help lead our dynamic and innovative environment. To determine market-competitive pay for our employees, we use a combination of entertainment and technology industry benchmarks.
We are committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of our shareholders for long-term growth and profitability. We further strive to reward individual achievements and contributions that are both aligned with and supportive of our short- and long-term goals and core business values. We believe that our efforts in these areas are working and contributing to the overall success of the Company, as evidenced by accolades such as obtaining a Great Place to Work® certification (2017-19, 2022), placing fourth on Indeed's list of the World's 50 Best Workplaces (2019), placing on Forbes’ America’s Best Large Employers List (2022), placing third on Fast Company’s Most Innovative Companies list for the music sector (2019), and placing on Fortune’s World’s Most Admired Companies List (2021).
As of December 31, 2022, we had approximately 12,800 full-time employees. During regular operational times, our staffing needs vary significantly throughout the year. Therefore, we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2022, we employed approximately 15,500 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 29,000 seasonal and part-time employees in 2022.

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

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 16, 2023.

Name	Age	Position

Michael Rapino	57	President, Chief Executive Officer and Director
Jacqueline Beato	39	Chief Operating Officer–U.S. Concerts
Joe Berchtold	58	President and Chief Financial Officer
Brian Capo	56	Senior Vice President–Chief Accounting Officer
Liz Dyer	37	Senior Vice President–Human Resources
Johnel Evans	48	Global Vice President–Diversity and Inclusion
Arthur Fogel	69	Chairman–Global Music and President–Global Touring
Kaitlyn Henrich	32	Senior Vice President–Corporate Communications and Social Impact
John Hopmans	64	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Bob Roux	65	President–U.S. Concerts
Michael Rowles	57	General Counsel and Secretary
Russell Wallach	57	President–Sponsorship and Advertising
Mark Yovich	48	President–Ticketmaster
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
Brian Capo is our Senior Vice President and Chief Accounting Officer and has served in this capacity since joining us in December 2007.
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
Kaitlyn Henrich is our Senior Vice President of Corporate Communications and Social Impact and has served in this capacity since January 2022. Prior to that, Ms. Henrich served in various corporate communications roles since joining us in January 2016.
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
In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. There are certain state laws that now ban such speculative ticket listings, and the New York Attorney General has in the past brought lawsuits against resale companies for these practices.
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
The global COVID-19 pandemic had a material negative impact on our business and operating results. While our operations have largely returned to normal, any resurgence of the pandemic, or outbreaks causing localized endemics in markets where we have significant operations, would adversely affect our business, financial condition and results of operations.
In mid-March 2020, as the unprecedented impact of the global COVID-19 pandemic became clearer, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. Other concert promoters, venue operators and sports leagues around the globe similarly shut down. Each of our segments depends on live music and sporting events in order to generate most of its revenue. While our operations in most markets have largely returned to normal, there can be no assurances that new outbreaks will not again cause operations in impacted markets to close and/or revert to restrictions on activities experienced during the height of the pandemic for an unknown duration of time.
We experienced ancillary risks and uncertainties arising from the global COVID-19 pandemic that have been reduced due to improved conditions, but may again become more acute if there are COVID-19 resurgences, many of which are more fully described in this Item 1A. whether or not such risk factors identify the global COVID-19 pandemic as the underlying cause. The risks and uncertainties described herein should be read in conjunction with those set forth below. Such additional or attendant risks and uncertainties include, among other things:
•The impact of tightening labor markets across the globe combined with supply chain issues that could impact our ability to produce tours and festivals as well as open and maintain venues without timing and cost disruptions;
•the increased risk of litigation in the current and future environment, such as lawsuits challenging aspects of our ticket refund policies and procedures;
•a reduction in the profitability of our operations, whether due to increased operating costs of complying with governmental restrictions or safety precautions and protocols voluntarily undertaken, such as the need to supply personal protective equipment or conduct health screenings, or due to a reduction in revenue arising from such precautions, such as the potential that venues may not be able to be filled to capacity due to spacing and social distancing limitations in place at such time;
•potential decreased willingness of artists to tour, or impracticability of touring due to varying restrictions from jurisdiction to jurisdiction, including the possibility that national or sub-national borders are closed to travel;
•potential changes to consumer preferences for consumption of live music or sporting events due to fears of, or restrictions on, large gatherings;
•loss of ticketing clients due to the economic impacts of the pandemic;
•the inability to pursue expansion opportunities or acquisitions due to capital constraints;
•the future availability or increased cost of insurance coverage;
•a potential shift away from live events by sponsors and advertisers; and
•the incurrence of additional expenses related to compliance, precautions and management of our company.
We may again experience intensification of these risks and uncertainties should there be a resurgence of the pandemic or significant localized endemics; the ultimate magnitude of the impact on our business would depend on the severity and length of any outbreaks.
In addition, due to the reduction in cash flows we experienced from the global COVID-19 pandemic, we proactively took a number of steps to enhance our liquidity position, including our cost-savings and cash management programs and additional debt issuances. Future outbreaks of COVID-19 at any scale may again necessitate such actions, intensifying the risks described under the “Risks Relating to Our Leverage” section of the risk factors in this report. During the height of the pandemic we experienced negative credit actions, which could again occur if there are COVID-19 resurgences. Additionally, any COVID-19 resurgences could negatively affect financial markets and adversely impact our ability to raise funds.

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

Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, automate or expedite transactions or other activities on our platform (e.g., “bots”), disable or degrade service or sabotage systems (or otherwise bring about one or more of these effects) may change frequently and as a result, may be difficult for our business to detect for long periods of time and may impact the efficacy of our defenses and/or the products and services we provide. In addition, despite our best efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. For instance, in November 2022, significant bot activity in connection with a large ticket onsale significantly contributed to a degraded website experience for customers and our eventually needing to pause the on-sale to address these issues. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future.
We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security. For example, in the second quarter of 2018, we became aware that a third-party customer support product, used in certain jurisdictions outside the United States, was infected with a malicious code that may have allowed an unauthorized party to skim customers’ personal or payment information from their browsers. We acted promptly to disable the infected third-party product, reviewed our systems and interfaced with regulatory authorities as a result of this incident. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the United Kingdom (“U.K.”) from the E.U. on December 31, 2020, we were required to separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. In the United States, several new comprehensive privacy laws (including in California, Virginia and Colorado, which take effect in 2023), as well as new laws in Connecticut and Utah, will require us to update our policies and procedures to continue to protect data as required under those laws. U.K. data protection law has continued to evolve and, notwithstanding the current EU decision that allows data to be transferred from the EU to the U.K., we anticipate additional changes to U.K. data protection law within the next 12-18 months. Any additional changes in the E.U., U.K. and/or the United States could lead to additional compliance costs and could increase our overall risk.
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
In addition, given our substantial operations in the U.K. and the E.U., we face risks and uncertainties due to the U.K.’s exit from the European Union. The U.K. has agreed to “third country” trading status in a new E.U.-U.K. Trade and Cooperation Agreement applicable from January 1, 2021. The trade agreement sets out arrangements in areas such as tariff-free trade in goods. However, it does not match the level of economic integration that existed while the U.K. was an E.U. Member State. There will be additional bureaucracy and cost with customs formalities, VAT, excise duties and ATA carnets for goods moved between the U.K. and the E.U.
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
Live Nation as a tour sponsor will continue to use temporary worker routes into the U.K. now including E.U. and European Economic Area musicians and crew on the sponsor’s license. For tours in Europe, U.K. musicians’ working arrangements will be subject to individual E.U. member states and bilateral agreements reached with the U.K. Government. In the majority of member states the working arrangements will be similar, such as in France and Germany. In others, there may be new requirements for the sponsor. The E.U. is introducing an Electronic System for Travel Authorization (ESTA) style visa-waiver system (ETIAS – European Travel Information and Authorization System) starting in late 2023 for visitors from countries which are not part of the E.U. From the end of 2023, all U.S. citizens travelling to the Schengen zone will need to register with ETIAS. The U.K. is introducing its own Electronic Travel Authorization scheme (ETA) to digitalize its borders by 2025.

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
Our failure to comply with these laws and regulations could result in proceedings/fines against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. New legislation could be passed that may negatively impact our business, such as provisions that have recently been proposed in various jurisdictions. Additionally, governmental actions such as the current sanctions by the United States Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent.
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland, Nevada, and Illinois and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, in January 2020, we agreed with the United States Department of Justice to extend the duration of the consent decree we entered into in connection with our merger with Ticketmaster Entertainment LLC, which places certain restraints on our business (see the risk factor entitled “We agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below). We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.

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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2022, our international operations accounted for approximately 34% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar, Canadian Dollar and Mexican Peso. We experienced foreign exchange rate operating income of $2.6 million for the year ended December 31, 2020 and foreign exchange operating losses of $39.8 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively, which impacted our operating income (loss). See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2022	2021
March 31	$27,060	$(303,172)
June 30	318,699	(127,285)
September 30	506,249	137,145
December 31	(119,890)	(124,546)

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that management deems appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and other security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics, artist illnesses and/or inability to perform, and other general casualty matters. We have experienced a significant increase in our cost to obtain appropriate insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic, event cancellations, and other incidents that we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2022, we had property and equipment with a net book value of $1.5 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
As of December 31, 2022, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $51.8 million, was $6.0 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $578.7 million, with outstanding letters of credit of $51.3 million. We may also incur significant additional indebtedness in the future.
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

ITEM  1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
As of December 31, 2022, we own, operate or lease 172 entertainment venues throughout North America and 99 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 44 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 8 – Commitments and Contingent Liabilities and —Note 2 – Acquisitions.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 2,908 stockholders of record as of February 16, 2023. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
October 2022	—	—
November 2022	—	—
December 2022	1,052,537	$69.76
1,052,537
_________

(1)
Represents shares of common stock that employees surrendered as part of the default option to satisfy withholding taxes in connection with the vesting of restricted stock awards, and in respect of the exercise price and withholding taxes for net stock option exercises where no resulting shares were sold, under our stock incentive plan. Pursuant to the terms of our stock plan, such shares recycle to available shares under the plan.

(2)	We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program.
Dividend Policy
Information regarding our dividend policy can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 11 – Equity.
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
The following discussion of our financial condition and results of operations generally discusses 2022 and 2021 items along with year-over-year comparisons between these two years. Discussion of 2020 items and year-over-year comparisons between 2021 and 2020 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Annual Report on Form 10-K.

Executive Overview
In 2022, we saw an almost full return to normal operations. Despite the concert business not fully emerging from closures and mandated restrictions until well into the first quarter of 2022, Live Nation still had its best year ever, breaking both financial and operational records. It was a milestone year for the Company, reinforcing the health of all three of our segments and live entertainment.
With the exception of China, all of our markets and venues were fully open by the fourth quarter of 2022. This, coupled with our deferred revenue balances at the end of December 2022 and ongoing sales trends that suggest continued strong demand for concerts, making us hopeful for continued success in 2023.
During the year ended December 31, 2022, consolidated revenue increased by $10.4 billion, from $6.3 billion in 2021 to $16.7 billion this year. The increase as compared to the prior year was $11.0 billion without the impact of changes in foreign exchange rates. All three of our segments had revenue growth in the year, with the largest increase coming from our Concerts segment as discussed below. Exceptionally strong demand for live events in the year led to record fan count and ticket sales, powering the concerts center of our business flywheel.
We had consolidated operating income of $732 million in 2022, compared to a loss of $418 million in 2021, an improvement of $1.1 billion, resulting from fans returning to our shows at levels far exceeding one year ago when show activity was largely limited to the United States and the United Kingdom. Consolidated AOI for the year increased by $1.1 billion, from $324 million in 2021 to $1.4 billion this year. The increase as compared to the same period of the prior year was $1.1 billion without the impact of changes in foreign exchange rates. With the United States dollar notably strengthening over the past nine months, it has adversely impacted both our revenues and adjusted operating income from international operations.
Having provided the foreign currency exchange impacts for the organization overall and in light of their relative materiality, all of the segment financial comments to follow are based on reported foreign currency exchange rates. In certain circumstances, we have included a comparison to 2019, our last full year of operation prior to the global COVID-19 pandemic.
Our Concerts segment revenue grew by $8.8 billion, from $4.7 billion in 2021 to $13.5 billion in 2022. The revenue growth was a result of more shows and fans coming back to venues to enjoy their favorite artists. The number of events for the year was approximately 43,600 compared to 17,400 in 2021. The number of fans for the year was approximately 121 million compared to 35 million last year. This was our highest annual fan count ever, powered by growth across our major divisions, the addition of the OCESA business in Mexico as well as the impact of rescheduled shows. All of our large venue types had double-digit attendance growth this year compared to 2019. In particular, stadium fan count more than doubled to over 18 million fans globally. Some of the top acts in the year included Coldplay, Harry Styles, Bad Bunny and Billie Eilish. And our nearly 150 festivals attracted over 13 million fans globally, powered by global brands including Lollapalooza, Electric Daisy Carnival and Rock in Rio Brazil.
Concerts AOI for the year increased by $391 million, from a loss of $221 million in 2021 to income of $170 million in 2022. Along with the increased number of fans, we saw very strong ancillary per fan spend across all of our venue types. Since 2019, APF has increased by over 25% at our owned and operated amphitheaters, driven by higher food and beverage spending and the shift to cashless transactions. In our Theaters and Clubs across the United States and the United Kingdom, we are also seeing double-digit percentage growth in APF. Lastly, at our festivals, we have also seen growth in APF, with concessions, camping, and, in particular, VIP sales all increased substantially at our marquee events. The increases to APF, along with ticket price increases for those seats highest in demand and continued sponsorship growth, have outpaced higher labor and materials costs at our venues and festivals this year.

Our Ticketing segment revenue grew by $1.1 billion, from $1.1 billion in 2021 to $2.2 billion in 2022. Ticketing AOI for the year increased by $407 million, from $421 million in 2021 to $828 million in 2022. Along with an increase in ticket sales, upward pricing momentum and revenue generated from non-service fee sources, while direct costs rose to support higher operations and enterprise growth. Our fee-bearing ticket sales for the year were a record breaking 281 million, over 50 million higher than our previous best year. Our resale business continued to grow, with nearly $4.5 billion dollars in gross transaction value for 2022, more than doubling resale gross transaction value in 2019. It was our highest resale year ever, powered by both Concerts and all the major sports leagues. Overall pricing on our fee-bearing tickets for the year is up 20% compared to 2019 as consumer demand for premium seats and VIP experiences has continued unabated, occasionally outstripping supply. Lastly, we signed nearly 23 million net new tickets this year, generating a net renewal rate of 128%. Of these, 16 million of these tickets, or roughly 70%, are from clients outside of North America, highlighting the significance of our international operations and our global expansion opportunity. This is a reflection of the quality of the Ticketmaster platform and its continued popularity with clients across the globe, giving us confidence that the Ticketmaster features and functionality will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue grew by $556 million, from $412 million in 2021 to $968 million in 2022. The improvement was due to additional revenue from purchase path integrations with various new partners, our biggest ever festival season and the addition of the Mexico market to our portfolio. The 2022 festival season included the Rock in Rio event in Brazil that occurs every two years that generates significant sponsorship revenue and will not occur again until 2024. Sponsorship & Advertising AOI for the year increased by $350 million, from $242 million in 2021 to $592 million in 2022.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform with more shows and fans in existing and new markets as well as improving the on-site experience for our fans by optimizing pricing and introduce enhancing food and beverage products. We will drive conversion of ticket sales through development of innovative products like Verified Fan that protects our fans. Our digital sales platforms have reduced friction in the ticket purchase experience and created new and unique opportunities. As a result, we continue to grow our sponsorship and advertising partnerships and our clients are able to reach their customers via the powerful connection that live shows creates with music lovers.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2022 vs 2021		% Change 2021 vs 2020
	2022			2021	2020
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$16,681,254	$610,793	$17,292,047	$6,268,447	$1,861,178	*	*	*
Operating expenses:
Direct operating expenses	12,337,524	474,418	12,811,942	4,355,989	1,402,400	*	*	*
Selling, general and administrative expenses	2,955,884	87,167	3,043,051	1,754,822	1,524,342	68%	73%	15%
Depreciation and amortization	449,976	9,534	459,510	416,277	485,025	8%	10%	(14)%
Loss (gain) on disposal of operating assets	(32,082)	(246)	(32,328)	(1,211)	503	*	*	*
Corporate expenses	237,834	80	237,914	160,428	102,100	48%	48%	57%
Operating income (loss)	732,118	$39,840	$771,958	(417,858)	(1,653,192)	*	*	75%
Operating margin	4.4%		4.5%	(6.7)%	(88.8)%
Interest expense	278,483			282,440	226,832
Interest income	(77,620)			(6,625)	(11,737)
Equity in losses (earnings) of nonconsolidated affiliates	(10,571)			(2,520)	5,458
Loss (gain) from sale of investments in nonconsolidated affiliates	(448)			(83,578)	1,727
Other expense (income), net	36,827			3,692	(18,807)
Income (loss) before income taxes	505,447			(611,267)	(1,856,665)
Income tax expense (benefit)	96,254			(2,481)	(28,875)
Net income (loss)	409,193			(608,786)	(1,827,790)
Net income (loss) attributable to noncontrolling interests	113,207			42,118	(103,255)
Net income (loss) attributable to common stockholders of Live Nation	$295,986			$(650,904)	$(1,724,535)
________

*	Percentages are not meaningful.
**	Constant currency is a non-GAAP financial measure. We calculate currency impacts as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations.

Revenue
Revenue increased $10.4 billion during the year ended December 31, 2022 as compared to the prior year driven by increased revenue in our Concerts segment of $8.8 billion, Ticketing segment of $1.1 billion and Sponsorship & Advertising segment of $556.2 million on as further discussed within each segment’s operating results.
Gain on disposal of operating assets
Gain on disposal of operating assets increased $30.9 million during the year ended December 31, 2022 as compared to the prior year primarily driven by sales of artist catalog rights in 2022.
Corporate expenses
Corporate expenses increased $77.4 million, or 48%, during the year ended December 31, 2022 as compared to the prior year primarily due to increased compensation expense driven by headcount growth and incentive compensation as a result of the increased operating results in 2022.
Operating income (loss)
Operating income during the year ended December 31, 2022 was $732.1 million as compared to an operating loss of $417.9 million for the prior year primarily driven by increased operating income in our Concerts segment of $460.2 million, Ticketing segment of $453.1 million and Sponsorship & Advertising of $324.6 million as further discussed within each segment’s operating results partially offset by higher Corporate expenses as discussed above.
Interest income
Interest income increased $71.0 million during the year ended December 31, 2022 as compared to the prior year primarily attributed to higher rate of return on our cash and cash equivalents in 2022.
Gain from sale of investments in nonconsolidated affiliates
Gain from sale of investments in nonconsolidated affiliates was $0.4 million during the year ended December 31, 2022 as compared to $83.6 million in the prior year primarily due to the sale of certain cost basis investments during 2021.
Other expense, net
Other expense, net increased $33.1 million during the year ended December 31, 2022 as compared to the prior year primarily due to increased net foreign exchange rate losses during 2022. The net foreign exchange rate losses are primarily the result from revaluation of certain foreign currency denominated net assets held internationally.
Income taxes
For the year ended December 31, 2022, we had a net tax expense of $96.3 million on income before income taxes of $505.4 million compared to a net tax benefit of $2.5 million on losses before income taxes of $611.3 million for 2021. In 2022, the net income tax expense consisted of $6.9 million tax expense related to United States federal income taxes, $83.3 million tax expense related to foreign entities and $6.1 million tax expense related to state and local income taxes. The net increase in tax expense of $98.7 million is due primarily to higher pre-tax income or lower pre-tax losses in taxable jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $71.1 million during the year ended December 31, 2022 as compared to the prior year primarily due to higher operating results from certain concert and festival promotion businesses during 2022 as compared to limited activity in 2021 due to the resumption of events late in the second quarter of 2021.

Segment Overview
Information regarding our use of AOI to evaluate the performance of our operating segments can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 12 – Segments and Revenue Recognition.
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
To judge the health of our Ticketing segment, we primarily review the GTV and the number of tickets sold through our primary and secondary ticketing operations, the number of clients renewed or added and the average royalty rate paid to clients who use our ticketing services. In addition, we review the number of visits to our websites, cost of customer acquisition, the purchase conversion rate, and the overall number of customers in our database. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Year Ended December 31,
	2022	2021	2020
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	29,169	12,004	5,270
International	14,475	5,408	2,847
Total estimated events	43,644	17,412	8,117
Estimated fans:
North America	69,693	26,330	6,075
International	51,459	8,935	5,067
Total estimated fans	121,152	35,265	11,142
Ticketing (2)
Estimated number of fee-bearing tickets sold	280,861	131,685	31,101
Estimated number of non-fee-bearing tickets sold	269,814	145,047	88,823
Total estimated tickets sold	550,675	276,732	119,924
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

(2)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements. Fee-bearing tickets sold above are net of refunds of 19.7 million and 21.0 million tickets for the years ended December 31, 2022 and 2021, respectively.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2022 vs 2021	% Change 2021 vs 2020
	2022	2021	2020
	(in thousands)
Revenue	$13,494,100	$4,722,190	$1,468,433	*	*
Direct operating expenses	11,339,278	3,913,975	1,222,997	*	*
Selling, general and administrative expenses	2,083,637	1,184,424	937,651	76%	26%
Depreciation and amortization	260,238	243,439	266,255	7%	(9)%
Loss (gain) on disposal of operating assets	(30,810)	(1,162)	505	*	*
Operating loss	$(158,243)	$(618,486)	$(958,975)	74%	36%
Operating margin	(1.2)%	(13.1)%	(65.3)%
AOI	$169,740	$(221,338)	$(638,846)	*	65%
AOI margin **	1.3%	(4.7)%	(43.5)%
_________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Concerts revenue increased $8.8 billion during the year ended December 31, 2022 as compared to the prior year primarily due to more shows and festivals in all of our major markets in 2022. During 2021, shows did not meaningfully resume until pandemic restrictions were lifted late in the second quarter and only then in the United States and the United Kingdom. In addition, Concerts had incremental revenue of $710.3 million during the year ended December 31, 2022 from acquisitions and new venues.
Operating results
Concerts AOI increased $391.1 million and operating loss improved $460.2 million for the year ended December 31, 2022 as compared to the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows and festivals discussed above. These increases were partially offset by higher compensation expenses due to increased headcount in our existing business along with acquisitions and new venues of $27.3 million. The increase in operating income outside of AOI of $69.2 million is attributable to lower stock-based compensation of $80.0 million and gains on disposals of operating assets of $29.6 million during 2022, which was partially offset by higher accretion of contingent payments due to improved results of $23.7 million and depreciation and amortization expenses of $16.8 million due to recent acquisitions for the year ended December 31, 2022.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2022 vs 2021	% Change 2021 vs 2020
	2022	2021	2020
	(in thousands)
Revenue	$2,238,618	$1,134,268	$188,383	97%	*
Direct operating expenses	793,986	358,246	129,433	*	*
Selling, general and administrative expenses	711,574	472,519	501,032	51%	(6)%
Depreciation and amortization	109,778	133,227	169,921	(18)%	(22)%
Gain on disposal of operating assets	(197)	(67)	(1)	*	*
Operating income (loss)	$623,477	$170,343	$(612,002)	*	*
Operating margin	27.9%	15.0%	*
AOI	$827,901	$420,545	$(374,563)	97%	*
AOI margin **	37.0%	37.1%	*
__________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Ticketing revenue increased $1.1 billion during the year ended December 31, 2022 as compared to the prior year primarily due to an increase in North America primary and secondary ticket fees driven by more events on sale and upward pricing momentum due to higher fan demand in 2022 as compared to 2021. Ticketing had incremental revenue of $102.8 million during the year ended December 31, 2022 due to acquisitions.
Operating results
Ticketing AOI increased $407.4 million and operating income increased $453.1 million during the year ended December 31, 2022 as compared to the prior year. The increase in AOI was primarily driven by increased ticketing activity discussed above as well as incremental operating income from acquisitions of $57.6 million. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as operations have resumed. Operating income outside of AOI increased $45.8 million is attributable to lower stock-based compensation of $29.4 million and depreciation and amortization expense of $23.4 million primarily due to the retirement of certain office locations during 2021.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2022 vs 2021	% Change 2021 vs 2020
	2022	2021	2020
	(in thousands)
Revenue	$968,146	$411,910	$203,676	*	*
Direct operating expenses	225,724	86,540	52,517	*	65%
Selling, general and administrative expenses	155,305	95,251	75,669	63%	26%
Depreciation and amortization	60,318	27,942	30,617	*	(9)%
Operating income	$526,799	$202,177	$44,873	*	*
Operating margin	54.4%	49.1%	22.0%
AOI	$591,972	$242,239	$81,910	*	*
AOI margin **	61.1%	58.8%	40.2%
______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Sponsorship & Advertising revenue increased $556.2 million during the year ended December 31, 2022 as compared to the prior year primarily due to increased activity in national and local sponsorship programs, festival sponsorships and purchase path integration largely in the United States as a result of the resumption of concert events and festivals starting late in the second quarter of 2021. Sponsorship & Advertising had incremental revenue of $133.2 million during the year ended December 31, 2022 from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $349.7 million and operating income increased $324.6 million during the year ended December 31, 2022 as compared to the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above as well as incremental operating income of $35.7 million from acquisitions, and were offset by increases in direct costs and selling, general and administrative expenses to support higher activity levels during 2022. The decrease in operating income outside of AOI of $25.1 million is primarily due to higher depreciation and amortization expenses of $32.4 million due to recent acquisitions for the year ended December 31, 2022.

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
Our balance sheet reflects cash and cash equivalents of $5.6 billion at December 31, 2022 and $4.9 billion at December 31, 2021. Included in the December 31, 2022 and 2021 cash and cash equivalents balances are $1.5 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.1 billion in cash and cash equivalents, excluding client cash, at December 31, 2022. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.

We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $5.9 billion and $5.7 billion at December 31, 2022 and 2021, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.7% at December 31, 2022 with approximately 86% of our debt at a fixed rate.
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
In December 2022, we entered into a $120.4 million Euro denominated note due in 2024 with a floating interest rate of three month Euribor plus 3.0% per annum related to an asset acquisition in Europe.
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In conjunction with this issuance, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023, entered into capped call transactions of approximately $75.5 million, paid debt issuance costs of $15.0 million and any remaining proceeds for general corporate purposes.
Amended Senior Secured Credit Facility
Information regarding our amended senior secured credit facility can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
6.5% Senior Secured Notes Due 2027
Information regarding our 6.5% senior secured notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
4.75% Senior Notes Due 2027
Information regarding our 4.75% senior notes due 2027 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
4.875% Senior Notes Due 2024
Information regarding our 4.875% senior notes due 2024 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
5.625% Senior Notes Due 2026
Information regarding our 5.625% senior notes due 2026 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
3.75% Senior Secured Notes Due 2028
Information regarding our 3.75% senior secured notes due 2028 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
2.5% Convertible Senior Notes Due 2023
Information regarding our 2.5% convertible senior notes due 2023 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
2.0% Convertible Senior Notes Due 2025
Information regarding our 2.0% convertible senior notes due 2025 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.

3.125% Convertible Senior Notes Due 2029
Information regarding our 3.125%% convertible senior notes due 2029 can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 16 – Subsequent Events.
Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2022, we completed various acquisitions for total consideration, net of cash acquired, of $315.0 million, including business acquisitions accounted for as asset acquisitions.
During 2021, we used $384.3 million of cash primarily for the acquisition of OCESA. Information regarding our acquisitions can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 2 – Acquisitions.
Purchases and Sales of Noncontrolling Interests, net
In 2020, we used $106.2 million of cash primarily for the acquisitions of the remaining or additional interest in multiple festival promotion businesses located in the United States and Brazil.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenue generating capital expenditures	$237,603	$102,418	$126,445
Maintenance capital expenditures	126,957	68,148	65,111
Total capital expenditures	$364,560	$170,566	$191,556
Revenue generating capital expenditures for 2022 increased from the same period of the prior year primarily due to enhancements at our venues and higher investments in technology-related projects.
Maintenance capital expenditures for 2022 increased from the same period of the prior year primarily due to venue-related and technology-related projects.
For the years ended December 31, 2022, 2021 and 2020, $12.4 million, $5.9 million and $17.9 million, respectively, of insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above.
We expect capital expenditures to be approximately $450 million for the year ending December 31, 2023 as we continue catching up on projects delayed due to supply chain constraints and further expand our global platform.

Cash Flows

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$1,832,063	$1,780,568	$(1,083,388)
Investing activities	$(784,691)	$(566,962)	$(224,062)
Financing activities	$(143,340)	$1,171,332	$1,350,082
Operating Activities
Cash provided by operating activities increased $51.5 million for the year ended December 31, 2022 as compared to the prior year primarily due to an increase in 2022 operating results compared to limited activity in 2021 due to the resumption of events late in the second quarter of 2021. The increase in operating results was partially offset by decrease in deferred revenue during 2022 from the timing of events compared to the buildup of events in 2021 from the COVID-19 pandemic as well as increase in prepaid expenses due to the timing of event-related payment costs.
Investing Activities
Cash used in investing activities increased $217.7 million for the year ended December 31, 2022 as compared to the prior year primarily due to higher purchases of property, plant and equipment in 2022 for revenue generating and maintenance capital expenditures. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities was $143.3 million for the year ended December 31, 2022 as compared to cash provided by financing activities of $1.2 billion for the prior year primarily due to higher net proceeds in 2021 from debt and equity issuances. See “—Sources of Cash” above for further discussion.

Contractual Obligations and Commitments
Firm Commitments
We have future cash obligations for our debt obligations and operating lease liabilities. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. Information regarding our scheduled maturities of our outstanding debt obligations (excluding unamortized debt discounts and issuance costs) and operating lease liabilities can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt and —Note 4 – Leases, respectively.
We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. Information regarding our minimum payments for non-cancelable contracts and capital expenditures commitments can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 8 – Commitments and Contingent Liabilities as of December 31, 2022 and thus do not represent all expected expenditures for those periods.
The estimated interest payments, expected payments of contingent and deferred consideration liabilities as of December 31, 2022 are as follows:

	Payments Due by Period
	Total	2023	2024	2025	2026	2027	Thereafter
	(in thousands)
Estimated interest payments (1)	$1,193,705	$300,659	$287,879	$234,650	$210,328	$116,955	$43,234
Contingent and deferred consideration	83,235	27,848	41,204	8,219	327	323	5,314
Uncertain income tax positions (2)	—	—	—	—	—	—	—
Total	$1,276,940	$328,507	$329,083	$242,869	$210,655	$117,278	$48,548
_____________

(1)	Does not include interest on the revolving credit facility as the balance was zero as of December 31, 2022.
(2)	Does not include $0.7 million of uncertain tax positions due to the unpredictable timing of the future payments.
Guarantees of Third-Party Obligations
As of December 31, 2022 and 2021, we guaranteed the debt of third parties of approximately $19.5 million and $20.8 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

Fourth Quarter Results of Operations (Unaudited)

	December 31,
	2022	2021
	(in thousands)
Revenue	$4,290,737	$2,703,170
Operating loss	$(119,890)	$(124,546)
Net loss	$(167,631)	$(162,471)
Net loss attributable to common stockholders of Live Nation	$(203,034)	$(194,924)
Basic net loss available to common stockholders of Live Nation	$(252,081)	$(210,485)
Diluted net loss available to common stockholders of Live Nation	$(252,081)	$(210,485)
Basic and diluted net loss per common share available to common stockholders of Live Nation	(1.11)	(0.96)

Seasonality
Information regarding the seasonality of our business can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 1 – The Company and Summary of Significant Accounting Policies.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Our foreign operations reported an operating loss of $323.9 million for the year ended December 31, 2022. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2022 by $32.4 million. As of December 31, 2022, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2022, we had forward currency contracts outstanding with a notional amount of $169.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.0 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2022. Of the total amount, we had $5.1 billion of fixed-rate debt and $0.9 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2022, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2022 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.397%.
Recent Accounting Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Item 8.—Financial Statements and Supplementary Data—Note 1 – The Company and Summary of Significant Accounting Policies.

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
Intangibles
We classify intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. We periodically review the appropriateness of the amortization periods related to our definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names which are not subject to amortization. Our amortization expense is presented as a separate line item, with depreciation expense, in the statements of operations. There is no amortization expense included in direct operating expenses, selling, general and administrative expenses or corporate expenses.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2022 and 2021, there were no significant impairment charges. For the year ended December 31, 2020, we recorded impairment charges of $23.6 million primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment primarily as a result of the expected impacts from the global COVID-19 pandemic where the useful life of the definite-lived intangible asset was expiring within the near term. See Item 8.—Financial Statements and Supplementary Data—Note 7 – Fair Value Measurements for further discussion of the inputs used to determine the fair values.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2022, 2021 and 2020, there were no significant impairment charges.

Goodwill
We review goodwill for impairment annually, as of October 1, using a two-step process. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units.
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. We also considered changes in discount rates, market multiples, carrying values and forecast since the last quantitative test. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit utilizing a quantitative approach.
For the years ended December 31, 2022 and 2021, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.
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
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023, expressed an unqualified opinion thereon.
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

Acquisition of OCESA
Description of the Matter	As disclosed in Note 2 to the consolidated financial statements, the Company completed its acquisition of an aggregate 51% interest in OCESA for $431.9 million on December 6, 2021. This transaction was accounted for as a business combination. The preliminary estimates of the fair value of intangible assets were finalized during the measurement period in 2022. The Company allocated the purchase price to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $474 million and resulting goodwill of $372 million.

Auditing the Company’s accounting for its acquisition of OCESA was complex due to the significant estimation utilized by management in developing the intangible assets’ valuation models used in the purchase price allocation. The significant assumptions included forecasted earnings and discount rate. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over its accounting for the OCESA acquisition. For example, we tested controls over the valuation of the identified intangible assets and resulting goodwill, including management’s review of the valuation models and significant assumptions used to develop the estimate of fair value of these assets.

To test the estimated fair value of the identified intangible assets and resulting goodwill, we performed audit procedures that included, among others, evaluating the Company’s selection of the valuation methodologies, evaluating the significant assumptions used in the valuation calculations, and testing the completeness and accuracy of the underlying data supporting the significant assumptions. We involved our valuation specialists to assist with evaluating the methodology and significant assumptions used by management to determine the fair value estimates. Additionally, we performed sensitivity analyses of the identified significant assumptions and compared them to current industry and market trends, the assumptions used by the Company to value similar assets in other acquisitions, as well as historical results, as applicable.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
February 23, 2023

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$5,606,457	$4,884,729
Accounts receivable, less allowance of $63,294 and $50,491, respectively	1,465,383	1,066,573
Prepaid expenses	949,826	654,894
Restricted cash	5,917	3,063
Other current assets	131,939	74,834
Total current assets	8,159,522	6,684,093
Property, plant and equipment, net	1,487,663	1,091,929
Operating lease assets	1,571,395	1,538,911
Intangible assets
Definite-lived intangible assets, net	1,050,622	1,026,338
Indefinite-lived intangible assets, net	368,712	369,028
Goodwill	2,529,380	2,590,869
Long-term advances	568,558	552,697
Other long-term assets	724,989	548,453
Total assets	$16,460,841	$14,402,318
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,791,025	$1,532,345
Accounts payable	180,076	110,623
Accrued expenses	2,368,434	1,645,906
Deferred revenue	3,134,800	2,774,792
Current portion of long-term debt, net	620,032	585,254
Current portion of operating lease liabilities	140,232	123,715
Other current liabilities	68,716	83,087
Total current liabilities	8,303,315	6,855,722
Long-term debt, net	5,283,467	5,145,484
Long-term operating lease liabilities	1,654,525	1,606,064
Other long-term liabilities	455,971	431,581
Commitments and contingent liabilities
Redeemable noncontrolling interests	669,766	551,921
Stockholders' equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 231,671,647 and 225,082,603 shares issued and 231,263,623 and 224,674,579 shares outstanding in 2022 and 2021, respectively	2,285	2,220
Additional paid-in capital	2,698,316	2,897,695
Accumulated deficit	(2,971,229)	(3,327,737)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(90,076)	(147,964)
Total Live Nation stockholders' equity	(367,569)	(582,651)
Noncontrolling interests	461,366	394,197
Total equity	93,797	(188,454)
Total liabilities and equity	$16,460,841	$14,402,318

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021	2020
	(in thousands except share and per share data)
Revenue	$16,681,254	$6,268,447	$1,861,178
Operating expenses:
Direct operating expenses	12,337,524	4,355,989	1,402,400
Selling, general and administrative expenses	2,955,884	1,754,822	1,524,342
Depreciation and amortization	449,976	416,277	485,025
Loss (gain) on disposal of operating assets	(32,082)	(1,211)	503
Corporate expenses	237,834	160,428	102,100
Operating income (loss)	732,118	(417,858)	(1,653,192)
Interest expense	278,483	282,440	226,832
Interest income	(77,620)	(6,625)	(11,737)
Equity in losses (earnings) of nonconsolidated affiliates	(10,571)	(2,520)	5,458
Loss (gain) from sale of investments in nonconsolidated affiliates	(448)	(83,578)	1,727
Other expense (income), net	36,827	3,692	(18,807)
Income (loss) before income taxes	505,447	(611,267)	(1,856,665)
Income tax expense (benefit)	96,254	(2,481)	(28,875)
Net income (loss)	409,193	(608,786)	(1,827,790)
Net income (loss) attributable to noncontrolling interests	113,207	42,118	(103,255)
Net income (loss) attributable to common stockholders of Live Nation	$295,986	$(650,904)	$(1,724,535)

Basic net income (loss) per common share available to common stockholders of Live Nation	$0.66	$(3.09)	$(8.12)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$0.64	$(3.09)	$(8.12)

Weighted average common shares outstanding:
Basic	224,809,558	217,190,862	212,270,944
Diluted	231,556,866	217,190,862	212,270,944

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$295,986	$(650,904)	$(1,724,535)
Accretion of redeemable noncontrolling interests	(146,770)	(19,771)	1,180
Net income (loss) available to common stockholders of Live Nation—basic and diluted	$149,216	$(670,675)	$(1,723,355)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss)	$409,193	$(608,786)	$(1,827,790)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	49,529	15,204	(36,689)
Realized loss on cash flow hedge	312	7,825	5,102
Foreign currency translation adjustments	8,047	6,016	291
Comprehensive income (loss)	467,081	(579,741)	(1,859,086)
Comprehensive income (loss) attributable to noncontrolling interests	113,207	42,118	(103,255)
Comprehensive income (loss) attributable to common stockholders of Live Nation	$353,874	$(621,859)	$(1,755,831)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2019	211,262,062	$2,113	$2,245,619	$(949,334)	$(6,865)	$(145,713)	$318,134	$1,463,954	$449,498
Cumulative effect of change in accounting principle	—	—	—	(2,964)	—	—	—	(2,964)	—
Non-cash and stock-based compensation	—	—	116,899	—	—	—	—	116,899	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,382,256	14	(37,876)	—	—	—	—	(37,862)	—
Exercise of stock options	1,822,670	18	20,952	—	—	—	—	20,970	—
Fair value of convertible debt conversion feature, net of issuance costs	—	—	33,347	—	—	—	—	33,347	—
Acquisitions	—	—	—	—	—	—	54,378	54,378	23,511
Divestitures	—	—	—	—	—	—	6	6	—
Purchases of noncontrolling interests	—	—	14,336	—	—	—	(3,975)	10,361	(129,652)
Sales of noncontrolling interests	—	—	(7,667)	—	—	—	39,406	31,739	—
Redeemable noncontrolling interests fair value adjustments	—	—	1,180	—	—	—	—	1,180	(1,180)
Contributions received	—	—	—	—	—	—	4,668	4,668	750
Cash distributions	—	—	—	—	—	—	(25,092)	(25,092)	(16,532)
Other	—	—	—	—	—	—	(2,731)	(2,731)	2,535
Comprehensive income (loss):
Net loss	—	—	—	(1,724,535)	—	—	(46,774)	(1,771,309)	(56,481)
Unrealized loss on cash flow hedge	—	—	—	—	—	(36,689)	—	(36,689)	—
Realized loss on cash flow hedge	—	—	—	—	—	5,102	—	5,102	—
Foreign currency translation adjustments	—	—	—	—	—	291	—	291	—
Balances at December 31, 2020	214,466,988	2,145	2,386,790	(2,676,833)	(6,865)	(177,009)	338,020	(133,752)	272,449

Non-cash and stock-based compensation	—	—	96,747	—	—	—	—	96,747	—
Common stock issued under stock plans, net of shares withheld for employee taxes	921,186	9	(27,707)	—	—	—	—	(27,698)	—
Exercise of stock options	1,337,301	13	12,458	—	—	—	—	12,471	—
Sale of common shares	5,239,259	53	449,577	—	—	—	—	449,630	—
Acquisitions	—	—	—	—	—	—	21,120	21,120	280,828
Purchases of noncontrolling interests	—	—	(110)	—	—	—	(2,577)	(2,687)	(1,698)
Sales of noncontrolling interests	—	—	(289)	—	—	—	9,318	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(19,771)	—	—	—	—	(19,771)	19,771
Contributions received	—	—	—	—	—	—	21,911	21,911	95
Cash distributions	—	—	—	—	—	—	(41,011)	(41,011)	(11,357)
Other	—	—	—	—	—	—	(3,090)	(3,090)	221
Comprehensive income (loss):
Net income (loss)	—	—	—	(650,904)	—	—	50,506	(600,398)	(8,388)
Unrealized gain on cash flow hedge	—	—	—	—	—	15,204	—	15,204	—
Realized loss on cash flow hedge	—	—	—	—	—	7,825	—	7,825	—
Foreign currency translation adjustments	—	—	—	—	—	6,016	—	6,016	—
Balances at December 31, 2021	221,964,734	2,220	2,897,695	(3,327,737)	(6,865)	(147,964)	394,197	(188,454)	551,921

Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	223,136	—	—	—	—	223,136	—
Common stock issued under stock plans, net of shares withheld for employee taxes	2,598,569	26	(120,524)	—	—	—	—	(120,498)	—
Exercise of stock options	3,934,799	39	5,883	—	—	—	—	5,922	—
Acquisitions	—	—	—	—	—	—	6,846	6,846	30,532
Divestitures	—	—	—	—	—	—	—	—	—
Purchases of noncontrolling interests	—	—	(64,601)	—	—	—	(7,778)	(72,379)	(5,848)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(147,323)	—	—	—	—	(147,323)	147,230
Contributions received	—	—	—	—	—	—	17,400	17,400	25
Cash distributions	—	—		—	—	—	(79,887)	(79,887)	(20,773)
Other	—	—	36	—	—	—	30,580	30,616	(46,184)
Comprehensive income (loss):
Net income	—	—	—	295,986	—	—	100,344	396,330	12,863
Unrealized gain on cash flow hedge	—	—	—	—	—	49,529	—	49,529	—
Realized loss on cash flow hedge	—	—	—	—	—	312	—	312	—
Foreign currency translation adjustments	—	—	—	—	—	8,047	—	8,047	—
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$409,193	$(608,786)	$(1,827,790)
Reconciling items:
Depreciation	225,770	222,840	245,713
Amortization	224,206	193,437	239,312
Amortization of non-recoupable ticketing contract advances	79,043	74,406	47,971
Deferred income tax benefit	7,199	(9,639)	(37,877)
Amortization of debt issuance costs and discounts	16,448	37,260	32,774
Provision for uncollectible accounts receivable	68,612	(17,826)	43,076
Non-cash compensation expense	110,049	209,337	116,889
Unrealized changes in fair value of contingent consideration	56,704	(6,732)	(24,448)
Equity in losses earnings of nonconsolidated affiliates, net of distributions	14,912	11,189	18,280
Loss (gain) on sale of investments in nonconsolidated affiliates	1,357	(83,578)	1,727
Other, net	(19,283)	(15,333)	(18,472)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(463,977)	(485,211)	490,588
Decrease (increase) in prepaid expenses and other assets	(267,945)	95,533	141,631
Increase (decrease) in accounts payable, accrued expenses and other liabilities	1,002,158	1,315,722	(1,379,461)
Increase in deferred revenue	367,617	847,949	826,699
Net cash provided by (used in) operating activities	1,832,063	1,780,568	(1,083,388)
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(115,992)	(28,899)	(56,957)
Collections of notes receivable	20,527	23,835	80,963
Investments made in nonconsolidated affiliates	(91,186)	(110,589)	(11,242)
Purchases of property, plant and equipment	(347,206)	(152,734)	(213,746)
Cash paid for acquisitions, net of cash acquired	(257,191)	(384,251)	(41,083)
Purchases of intangible assets	(6,080)	(7,100)	(8,863)
Proceeds from sale of investments in nonconsolidated affiliates	3,863	90,432	19,003
Other, net	8,574	2,344	7,863
Net cash used in investing activities	(784,691)	(566,962)	(224,062)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	122,251	903,827	1,607,365
Payments on long-term debt including extinguishment costs	(45,792)	(109,705)	(30,987)
Contributions from noncontrolling interests	15,021	22,026	5,418
Distributions to noncontrolling interests	(100,660)	(52,368)	(41,624)
Purchases and sales of noncontrolling interests, net	(48,306)	(9,638)	(106,242)
Proceeds from sale of common stock, net of issuance costs	—	449,630	—
Proceeds from exercise of stock options	35,775	30,618	30,647
Taxes paid for net share settlement of equity awards	(76,925)	(45,845)	(47,539)
Payments for deferred and contingent consideration	(44,220)	(17,319)	(66,992)
Other, net	(484)	106	36
Net cash provided by (used in) financing activities	(143,340)	1,171,332	1,350,082
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(179,450)	(43,585)	29,565
Net increase in cash, cash equivalents and restricted cash	724,582	2,341,353	72,197
Cash, cash equivalents and restricted cash at beginning of period	4,887,792	2,546,439	2,474,242
Cash, cash equivalents and restricted cash at end of period	$5,612,374	$4,887,792	$2,546,439

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$180,878	$224,402	$166,403
Income taxes, net of refunds	$43,859	$15,911	$26,151
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
Cash flows from our Concerts segment typically have a slightly different seasonality as payments are often made for artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs. In the United States, this cash is largely associated with events in our owned or operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our owned or operated venues, as well as events in third-party venues associated with our promoters’ share of tickets in allocation markets. We record these ticket sales as revenue when the event occurs. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.
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

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2022 and 2021, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $514 million and $363 million of assets and $427 million and $276 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2022 and 2021 cash and cash equivalents balance is $1.5 billion and $1.3 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
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
Business Combinations
During 2022, 2021 and 2020, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate for the years ended December 31, 2022 and 2020. Further information regarding our acquisitions for the year ended December 31, 2021 can be found in Note 2 – Acquisitions.
During 2020, we acquired the remaining redeemable noncontrolling interests of certain subsidiaries and settled certain contingent consideration obligations in exchange for debt obligations totaling $11.8 million which are reflected in current portion of long-term debt, net on our consolidated balance sheets. These non-cash transactions have not been reflected as cash flows from financing activities within our consolidated statements of cash flows. There were no similar material transactions in 2021 and 2022.
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
Buildings and improvements - 10 to 50 years
Computer equipment and capitalized software - 3 to 10 years
Furniture and other equipment - 3 to 10 years
Leasehold improvements are depreciated over the shorter of the economic life or associated lease term. Expenditures for maintenance and repairs are charged to operations as incurred, whereas expenditures for asset renewal and improvements are capitalized. Our depreciation expense is presented as a separate line item, with amortization expense, in the statements of operations. There is no depreciation expense included in direct operating expenses, selling, general and administrative expenses or corporate expenses.

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
Intangible Assets
We classify intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. We periodically review the appropriateness of the amortization periods related to our definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names which are not subject to amortization. Our amortization expense is presented as a separate line item, with depreciation expense, in the statements of operations. There is no amortization expense included in direct operating expenses, selling, general and administrative expenses or corporate expenses.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2022 and 2021, there were no significant impairment charges. For the year ended December 31, 2020, we recorded impairment charges of $23.6 million primarily related to intangible assets for revenue-generating contracts, venue management and leaseholds and client/vendor relationships in the Concerts segment primarily as a result of the expected impacts from the global COVID-19 pandemic where the useful life of the definite-lived intangible asset was expiring within the near term. See Note 7 – Fair Value Measurements for further discussion of the inputs used to determine the fair values.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2022, 2021 and 2020, there were no significant impairment charges.
Goodwill
We review goodwill for impairment annually, as of October 1, using a two-step process. We also test goodwill for impairment in other periods if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount or when we change our reporting units.
The first step is a qualitative evaluation as to whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value using an assessment of relevant events and circumstances. Examples of such events and circumstances include historical financial performance, industry and market conditions, macroeconomic conditions, reporting unit-specific events, historical results of goodwill impairment testing and the timing of the last performance of a quantitative assessment. We also considered changes in discount rates, market multiples, carrying values and forecast since the last quantitative test. If any reporting units are concluded to be more likely than not impaired, or if that conclusion cannot be determined qualitatively, a second step is performed for that reporting unit utilizing a quantitative approach.

For the years ended December 31, 2022 and 2021, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2022, 2021 and 2020.
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

Revenue Recognition
Revenue from the promotion or production of an event in our Concerts segment is recognized when the show occurs. Consideration collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
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
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period we experience lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the years ended December 31, 2022, 2021 and 2020, we recorded business interruption insurance recoveries of $38.8 million, $97.2 million and $125.7 million, respectively. The recoveries were for a variety of claims and primarily recorded as revenue.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the year ended December 31, 2022 and 2021, we recorded net foreign currency transaction losses of $55.8 million and $20.6 million, respectively. For the year ended December 31, 2020, we recorded net foreign currency transaction gains of $9.0 million.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the show occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $588.0 million, $260.8 million and $103.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $32.0 million, $18.1 million and $14.8 million for the years ended December 31, 2022, 2021 and 2020, respectively, were recorded as a component of selling, general and administrative expenses.
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
Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current year presentation. Such reclassifications did not have any effect on our financial condition or results of operations as previously reported.
Accounting Pronouncements Adopted
In August 2020, the FASB issued accounting standards update (“ASU 2020-06”) that simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. We adopted this guidance on January 1, 2022, using the modified retrospective method and recorded a cumulative-effect adjustment of $60.5 million as a reduction to accumulated deficit in the consolidated balance sheets. The impact of adoption also resulted in a reduction of additional paid-in capital of $96.0 million and increases in current portion of long-term debt, net and long-term debt, net of $14.7 million and $20.8 million, respectively, as a result of reversal of the separation of the convertible debt between debt and equity. The adoption did not have a material effect on our consolidated statements of operations or consolidated statements of cash flows.

NOTE 2—ACQUISITIONS
During 2022, we completed various acquisitions for total consideration, net of cash acquired, of $315.0 million. For certain acquisitions totaling $249.9 million, the fair value of the assets acquired represented substantially all the consideration transferred, and as such we accounted for the acquisitions as an asset acquisition. All acquisitions were not material on an individual basis or in aggregate for the year ended December 31, 2022.
During 2021, we completed the acquisition of an aggregate 51% interest in OCESA. This acquisition was accounted for as a business combination under the acquisition method of accounting. With the exception of OCESA, all other acquisitions were not material on an individual basis or in the aggregate for the years ended December 31, 2021.
OCESA Acquisition
Description of Transaction
On December 6, 2021, we completed our acquisition of an aggregate 51% of the capital stock of OCESA (the “Acquisition”) for $431.9 million, subject to certain adjustments. OCESA is one of the most prominent live event businesses globally with a robust business portfolio in ticketing, sponsorship, concession, merchandise, and venue operation across Mexico and Latin America. We completed our purchase price accounting during the three-month period ending December 31, 2022.
Recording of Assets Acquired and Liabilities Assumed
The following table summarizes the final acquisition-date fair value of the identifiable assets acquired, liabilities assumed and noncontrolling interests including goodwill:

	Initial Allocation (1)	Adjustments (2)	Final Allocation
		(in thousands)
Fair value of consideration transferred	$431,943	$—	$431,943
Adjustments for working capital	—	2,269	2,269
Fair value of redeemable noncontrolling interests	280,000	—	280,000
Fair value of noncontrolling interests	7,000	(3,000)	4,000
Fair value of pre-existing investment in nonconsolidated affiliates	50,000	16,660	66,660

Less: recognized amounts of identifiable assets acquired and liabilities assumed
Cash and cash equivalents	113,014	(7,896)	105,118
Accounts receivable	89,844	(18,497)	71,347
Prepaid expenses	33,070	(7,178)	25,892
Other current assets	658	7,168	7,826
Property, plant and equipment	25,318	(97)	25,221
Operating lease assets	67,142	51	67,193
Intangible assets	340,000	134,000	474,000
Investments in nonconsolidated affiliates	30,000	—	30,000
Other long-term assets	36,525	—	36,525
Accounts payable, client accounts	(13,344)	13,019	(325)
Accounts payable	(12,584)	18	(12,566)
Accrued expenses	(69,583)	8,514	(61,069)
Deferred revenue	(144,557)	8,401	(136,156)
Current portion of operating lease liabilities	(9,209)	(1)	(9,210)
Long-term operating lease liabilities	(57,984)	—	(57,984)
Long-term deferred income taxes	(102,279)	(40,200)	(142,479)
Other long-term liabilities	—	(10,334)	(10,334)
Goodwill	$442,912	$(71,039)	$371,873
_____________________
(1) As reported in our 2021 Annual Report on Form 10-K.
(2) The adjustments to the initial allocation were based on more detailed information obtained about the specific assets acquired and liabilities assumed. The fair value adjustments made to the initial allocation did not result in significant changes to the amortization expense recorded for the years ended December 31, 2022 and 2021.

Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill arising from the Acquisition consists largely of new opportunities expected from combining the operations of Live Nation and OCESA. The anticipated synergies primarily relate to increased effectiveness of promotion, venue and festivals as well as ticketing and sponsorship opportunities. Of the total amount of goodwill recognized in connection with the Acquisition, none will be deductible for tax purposes. Goodwill of $195.5 million and $176.4 million has been allocated to the Ticketing and Sponsorship & Advertising segments, respectively, as a result of the Acquisition.
Below is a summary of the methodologies and significant assumptions used in estimating the fair value of intangible assets and noncontrolling interests.
Intangible assets — the fair value of the acquired intangible assets was evaluated using commonly used valuation techniques. In estimating the fair value of the acquired intangible assets, we utilized the valuation methodology determined to be most appropriate for the individual intangible asset being valued. The acquired definite-lived intangible assets include the following:

	Fair Value	Useful Lives (1)
	(in thousands)	(years)
Client/vendor relationships	$90,000	10
Revenue-generating contracts	325,000	10
Venue management and leaseholds	14,000	10
Trademarks and naming rights	45,000	10
Total acquired intangible assets	$474,000
_____________________
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
Noncontrolling interests — The fair value of the redeemable noncontrolling interests and noncontrolling interests of $280.0 million and $4.0 million, respectively, were estimated by applying the market approach. The fair value estimates are based on fair value of consideration transferred, adjustment of 20% to account for acquisition premium and adjustments of 10% to 20% to account for lack of marketability that market participants would consider when estimating the fair value of the individual noncontrolling interests.
We incurred a cumulative total of $13.3 million of acquisition transaction expenses relating to the Acquisition, of which $1.0 million, $9.0 million and $1.1 million are included in selling, general and administrative expenses within our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE 3—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
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
Property, plant and equipment consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Land, buildings and improvements	$1,648,488	$1,324,278
Computer equipment and capitalized software	910,793	910,581
Furniture and other equipment	535,719	411,403
Construction in progress	244,618	173,865
	3,339,618	2,820,127
Less: accumulated depreciation	1,851,955	1,728,198
	$1,487,663	$1,091,929

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2022 and 2021:

	Client / vendor relationships	Revenue- generating contracts	Venue management & leaseholds	Trademarks and naming rights	Technology	Other (1)	Total
	(in thousands)
Balance as of December 31, 2020:
Gross carrying amount	$496,074	$578,664	$147,956	$150,344	$72,283	$17,413	$1,462,734
Accumulated amortization	(146,397)	(277,710)	(51,924)	(73,604)	(45,799)	(11,700)	(607,134)
Net	349,677	300,954	96,032	76,740	26,484	5,713	855,600
Gross carrying amount:
Acquisitions—current year	117,817	93,102	107,000	41,033	10,419	2,650	372,021
Acquisitions—prior year	5,558	—	—	—	—	—	5,558
Dispositions	—	(1,932)	—	—	—	—	(1,932)
Foreign exchange	(5,922)	(13,430)	(2,146)	(1,689)	160	4	(23,023)
Other (2)	(36,597)	(63,146)	(19,954)	(8,823)	(45,527)	(9,653)	(183,700)
Net change	80,856	14,594	84,900	30,521	(34,948)	(6,999)	168,924
Accumulated amortization:
Amortization	(72,066)	(67,918)	(15,599)	(14,944)	(18,758)	(4,152)	(193,437)
Dispositions	—	751	—	—	—	—	751
Foreign exchange	3,141	5,779	622	554	(190)	(1)	9,905
Other (2)	36,597	63,189	19,972	8,645	46,372	9,820	184,595
Net change	(32,328)	1,801	4,995	(5,745)	27,424	5,667	1,814
Balance as of December 31, 2021:
Gross carrying amount	576,930	593,258	232,856	180,865	37,335	10,414	1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(18,375)	(6,033)	(605,320)
Net	398,205	317,349	185,927	101,516	18,960	4,381	1,026,338
Gross carrying amount:
Acquisitions—current year	46,432	32,919	11,562	—	—	—	90,913
Acquisitions—prior year	(7,435)	255,086	(92,290)	7,007	—	318	162,686
Foreign exchange	(12,923)	(9,308)	(3,491)	685	53	(2,417)	(27,401)
Other (2)	(39,794)	(47,170)	(615)	39	(7,486)	(2,481)	(97,507)
Net change	(13,720)	231,527	(84,834)	7,731	(7,433)	(4,580)	128,691
Accumulated amortization:
Amortization	(75,369)	(93,290)	(14,277)	(18,382)	(10,316)	(5,218)	(216,852)
Foreign exchange	4,402	5,561	1,783	335	(3)	181	12,259
Other (2)	40,174	47,057	835	(535)	8,309	4,346	100,186
Net change	(30,793)	(40,672)	(11,659)	(18,582)	(2,010)	(691)	(104,407)
Balance as of December 31, 2022:
Gross carrying amount	563,210	824,785	148,022	188,596	29,902	5,834	1,760,349
Accumulated amortization	(209,518)	(316,581)	(58,588)	(97,931)	(20,385)	(6,724)	(709,727)
Net	$353,692	$508,204	$89,434	$90,665	$9,517	$(890)	$1,050,622
___________________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above for 2022 are definite-lived intangible assets primarily associated with the acquisitions of a concert promotion business located in Germany, a ticketing business located in Thailand as well as a concert promotion business, a sports management business and a venue management business, which are all located in the United States.
Included in the current year acquisition amounts above for 2021 and prior year acquisition amounts for 2022 are definite-lived intangible assets primarily associated with the acquisition of OCESA. Information regarding the estimated fair value of the acquired OCESA intangible assets can be found in Note 2 – Acquisitions.
The additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted-Average Life (1)
	2022	2021
	(in years)
Revenue-generating contracts	5	10
Client/vendor relationships	4	9
Trademarks and naming rights	0	10
Technology (1)	0	0
Venue management and leaseholds	26	10
Other	0	2
All categories	7	10
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
Amortization of definite-lived intangible assets for the years ended December 31, 2022, 2021 and 2020 was $216.9 million, $193.4 million and $239.3 million, respectively.

The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2022:

(in thousands)
2023	$391,820
2024	$156,806
2025	$125,218
2026	$100,895
2027	$75,772
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $368.7 million and $369.0 million as of December 31, 2022 and 2021, respectively.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2022 and 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2020:
Goodwill	$1,318,273	$782,559	$463,734	$2,564,566
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	882,910	782,559	463,734	2,129,203

Acquisitions—current year	84,592	157,519	248,295	490,406
Acquisitions—prior year	(1,275)	(3,888)	418	(4,745)
Dispositions	(150)	—	—	(150)
Foreign exchange	(10,989)	(6,126)	(6,730)	(23,845)

Balance as of December 31, 2021:
Goodwill	1,390,451	930,064	705,717	3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	955,088	930,064	705,717	2,590,869

Acquisitions—current year	37,386	6,045	—	43,431
Acquisitions—prior year	(76,858)	72,420	(85,168)	(89,606)
Dispositions	(1,792)	—	—	(1,792)
Foreign exchange	239	(28,787)	15,026	(13,522)

Balance as of December 31, 2022:
Goodwill	1,349,426	979,742	635,575	2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$914,063	$979,742	$635,575	$2,529,380
Included in the current year acquisitions amounts above for 2022 are goodwill primarily associated with the acquisitions of a concert promotion business located in Germany and a concert promotion business located in the United States.
Included in the current year acquisitions amounts above for 2021 and prior year acquisitions for 2022 are goodwill primarily associated with the acquisition of OCESA. See Note 2 – Acquisitions for further discussion.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and the allocation between segments.
Investments in Nonconsolidated Affiliates
During the year ended December 31, 2022, there were no significant sales of investments in nonconsolidated affiliates. During the year ended December 31, 2021, we sold certain investments in nonconsolidated affiliates for $110.2 million in cash and noncash consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $83.6 million.
We entered into certain agreements whereby we received equity in the counterparty to those agreements primarily in exchange for providing sponsorship and marketing programs and support. We recognized $7.5 million and $25.0 million of noncash additions to investments in nonconsolidated affiliates for the years ended December 31, 2022 and 2021, respectively, which are included in other long term assets on our consolidated balance sheets associated with these agreements.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating lease cost	$258,115	$241,012
Variable and short-term lease cost	164,613	92,863
Sublease income	(5,678)	(6,014)
Net lease cost	$417,050	$327,861
Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables, while others include periodic adjustments to rent obligations based on the prevailing inflationary index or market rental rates. Contingent rent obligations are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved. Our variable and short-term lease cost has increased during the year ended December 31, 2022 as compared to the previous year due to the resumption of concert events and festivals in the second half of 2021.
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$229,669	$189,205
Lease assets obtained in exchange for lease obligations, net of terminations	$251,576	$251,401

Future maturities of our operating lease liabilities at December 31, 2022 are as follows:

(in thousands)
2023	$252,300
2024	234,809
2025	222,470
2026	212,098
2027	201,147
Thereafter	1,555,401
Total lease payments	2,678,225
Less: Interest	883,468
Present value of lease liabilities	$1,794,757

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2022	2021
Weighted average remaining lease term (in years)	13.6	13.2
Weighted average discount rate	6.00%	6.10%
As of December 31, 2022, we have additional operating leases that have not yet commenced with total lease payments of $210.5 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from February 2023 to June 2030 with lease terms ranging from 2 to 40 years.

NOTE 5—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$382,500	$395,000
Term loan B	845,644	854,385
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.75% Senior Notes due 2027	950,000	950,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
2.5% Convertible Senior Notes due 2023	550,000	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
Other long-term debt	252,199	105,890
Total principal amount	5,955,343	5,830,275
Less: unamortized discounts and debt issuance costs	(51,844)	(99,537)
Total long-term debt, net of unamortized discounts and debt issuance costs	5,903,499	5,730,738
Less: current portion	620,032	585,254
Total long-term debt, net	$5,283,467	$5,145,484

Future maturities of long-term debt at December 31, 2022 are as follows:

(in thousands)
2023	$620,032
2024	1,472,027
2025	42,446
2026	1,122,495
2027	2,154,773
Thereafter	543,570
Total	$5,955,343
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.

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
There were no borrowings under the revolving credit facilities as of December 31, 2022. Based on our outstanding letters of credit of $51.3 million, $578.7 million was available for future borrowings from our revolving credit facilities.
Subsequent to December 31, 2022, we amended our senior secured credit facility. Refer to Note 16 – Subsequent Events for further details.
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

4.75% Senior Notes Due 2027
At December 31, 2022, we had $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. We may redeem some or all of the notes, at any time prior to October 15, 2022, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to October 15, 2022, at a price equal to 104.750% of the aggregate principal amount, plus accrued and unpaid interest thereon, if any, to the date of redemption. In addition, on or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.875% Senior Notes Due 2024
At December 31, 2022, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. In addition, on or after November 1, 2019, we may redeem some or all of the notes at any time at redemption prices starting at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes Due 2026
At December 31, 2022, we had $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. We may redeem some or all of the notes at any time prior to March 15, 2021 at a price equal to 100% of the principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from proceeds of certain equity offerings prior to March 15, 2021, at a price equal to 105.625% of the aggregate principal amount being redeemed, plus any accrued and unpaid interest thereon to the date of redemption. In addition, on or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.5% Convertible Senior Notes Due 2023
At December 31, 2022, we had $550 million principal amount of 2.5% convertible senior notes due 2023. The notes pay interest semiannually in arrears on March 15 and September 15 of each year, at a rate of 2.5% per annum. The notes will mature on March 15, 2023, and may not be redeemed by us prior to the maturity date. The notes will be convertible, under certain circumstances, until December 15, 2022, and on or after such date without condition, at an initial conversion rate of 14.7005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 54.4% conversion premium based on the last reported sale price for our common stock of $44.05 on March 19, 2018 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 8.1 million.

If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus any accrued and unpaid interest.
The carrying amount of the equity component of the notes is $64.0 million, which is treated as a debt discount and the principal amount of the liability component (face value of the notes) is $550 million. As of December 31, 2022, the debt discount balance was fully amortized and the value of the notes, if converted and fully settled in shares, exceeds the principal amount of the notes by $13.9 million. As of December 31, 2022, the effective interest rate on the liability component of the notes was 5.7%. Subsequent to December 31, 2022, we repurchased $440.0 million of the principal amount of the 2.5% convertible senior notes due 2023. Refer to Note 16 – Subsequent Events for further details.
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
The carrying amount of the equity component of the notes is $33.9 million, which is treated as a debt discount, and the principal amount of the liability component (face value of the notes) is $400 million. As of December 31, 2022, the remaining period for the unamortized debt discount balance of $14.1 million was approximately two years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2022, the effective interest rate on the liability component of the notes was 4.2%.
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$21,750	$21,750	$21,011
Amortization of debt discount (1)	—	20,883	19,260
Amortization of debt issuance costs	3,710	3,330	3,230
Total interest cost recognized on the notes	$25,460	$45,963	$43,501
___________________
(1) There was no amortization of debt discount for the year ended December 31, 2022 due to the adoption of ASU 2020-06 as of January 1, 2022.

Other Long-term Debt
As of December 31, 2022, other long-term debt includes $120.4 million for a Euro denominated note due in 2024, debt to noncontrolling interest partners of $54.2 million and capital leases of $4.2 million. Our other long-term debt has a weighted average cost of debt of 4.6% and maturities at various dates through September 2050.

Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one covenant, measured quarterly, that relates to net leverage. We are required to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the amended credit agreement) for the trailing four consecutive quarters of 6.75x through September 30, 2022 with step downs to 6.25x on December 31, 2022, 5.75x on December 31, 2023, 5.50x on December 31, 2024 and 5.25x on June 30, 2025 through maturity, except that calculations of consolidated EBITDA (as defined in the agreement) was substituted with an annualized consolidated EBITDA (as defined in the agreement) through June 30, 2022.
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
As of December 31, 2022, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2023.

NOTE 6—DERIVATIVE INSTRUMENTS
We primarily use forward currency contracts and options to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We may also enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2022 and 2021, we had forward currency contracts and options outstanding with notional amounts of $169.3 million and $100.4 million, respectively. These instruments have not been designated as hedging instruments and any change in fair value is reported in earnings during the period of the change. Our foreign currency derivative activity, including the related fair values, are not material to any period presented.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.397%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2022, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
During the year ended December 31, 2022, we recorded unrealized gains of $49.5 million, as a component of other comprehensive loss related to this hedge. Based on the current interest rate expectations, we estimate that approximately $16.4 million in other comprehensive income will be reclassified into earnings in the next 12 months as an adjustment to interest expense. See Note 7 – Fair Value Measurements for further discussion and disclosure of the fair values for this interest rate swap derivative.
We do not enter into derivative instruments for speculative or trading purposes and do not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 7 – Fair Value Measurements for further discussion and disclosure of the fair values for our derivative instruments.

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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2022				Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$503,964	$—	$—	$503,964	$620,980	$—	$—	$620,980
Interest rate swap	—	41,515	—	41,515	—	—	—	—
Forward currency contracts	—	1,530	—	1,530	—	428	—	428
Investments in nonconsolidated affiliates	3,873	—	—	3,873	6,835	—	—	6,835
Total	$507,837	$43,045	$—	$550,882	$627,815	$428	$—	$628,243
Liabilities:
Interest rate swap	$—	$—	$—	$—	$—	$8,558	$—	$8,558
Forward currency contracts	—	2,227	—	2,227	—	120	—	120
Put option	—	—	11,826	11,826	—	—	5,679	5,679
Contingent consideration	—	—	70,289	70,289	—	—	20,936	20,936
Total	$—	$2,227	$82,115	$84,342	$—	$8,678	$26,615	$35,293
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
We have certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. We record the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, we update the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in selling, general and administrative expenses. See Note 8 – Commitments and Contingent Liabilities for additional information related to the contingent payments.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2022 and 2021.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2022 and 2021:

	Estimated Fair Value at:
	December 31, 2022	December 31, 2021
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,175,460	$1,315,284
3.75% Senior Secured Notes due 2028	$429,035	$498,380
4.75% Senior Notes due 2027	$847,562	$978,358
4.875% Senior Notes due 2024	$560,027	$582,952
5.625% Senior Notes due 2026	$285,315	$310,284
2.5% Convertible Senior Notes due 2023	$588,473	$996,369
2.0% Convertible Senior Notes due 2025	$397,536	$531,040
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
During 2022, there were no significant non-recurring fair value measurements.
During 2021, we recorded a gain related to investments in nonconsolidated affiliates of $23.7 million, as a component of other expense, net. The gain was related to the acquisition of a controlling interest in the ticketing business of OCESA on December 6, 2021, which was previously accounted for under the equity method. To calculate the gains, we remeasured this investment to fair value of $50 million using a market multiple methodology. The key inputs in the fair value measurement include a future cash flow projection, including revenue, profit margins, market multiples and adjustment related to discount for lack of marketability. The key inputs used for this non-recurring fair value measurement are considered Level 3 inputs.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2022, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2023	$1,942,398	$11,065
2024	879,378	5,001
2025	687,083	3,900
2026	350,935	1,427
2027	375,191	918
Thereafter	620,740	21,827
Total	$4,855,725	$44,138

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2022, we have accrued $5.3 million in other current liabilities and $8.3 million in other long-term liabilities and, as of December 31, 2021, we had accrued $34.2 million in other current liabilities and $7.9 million in other long-term liabilities, related to these deferred purchase consideration payments.

We have contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2022, we have accrued $22.6 million in other current liabilities and $47.7 million in other long-term liabilities and, as of December 31, 2021, we had accrued $15.6 million in other current liabilities and $5.3 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending July 2049. See Note 7 – Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2022 and 2021, we guaranteed the debt of third parties of approximately $19.5 million and $20.8 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
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
In April 2021, the court in the Gomel lawsuit declined to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages. The court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 2015 through April 2021 that were initially purchased on Ticketmaster.ca. In May 2021, Ticketmaster and Live Nation filed a notice of appeal of the class certification ruling, and the plaintiff filed a cross-appeal shortly thereafter. The appeals were heard in early February 2023.
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-notices of appeal of the court’s ruling.
The class certification hearing in the Thompson-Marcial matter is scheduled for April 2023. The McPhee matter is stayed pending the outcome of the Watch matter.
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

Astroworld Litigation
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, at least 450 civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. Pursuant to a February 2022 order of the state Multidistrict Litigation Panel, matter 21-1033, the civil cases have been assigned to Judge Kristen Hawkins of the 11th District Court of Harris County, Texas, for oversight of pretrial matters under Texas’s rules governing multidistrict litigation. Discovery is underway. Confidential settlements were reached with the families of three of the deceased plaintiffs in August through December 2022.
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

NOTE 9—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The following table provides details of the total revenue earned and expenses incurred from all related-party transactions:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Related-party revenue	$14,085	$10,736	$482
Related-party expenses	$2,392	$1,580	$1,009
Related-party acquisition related	$—	$3,000	$—
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
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $40.7 million, $5.0 million and $2.2 million were earned in 2022, 2021 and 2020, respectively, and expenses of $13.7 million, $2.9 million and $1.3 million were incurred in 2022, 2021 and 2020, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2022 and 2021, we had accounts receivable and notes receivable balances of $2.6 million and $3.9 million, respectively, due from certain of our equity investees.

NOTE 10—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$658	$—	$—
Foreign	83,633	8,713	7,978
State	4,764	(1,555)	1,024
Total current	89,055	7,158	9,002
Deferred:
Federal	6,223	7,451	(16,366)
Foreign	(397)	(17,434)	(20,772)
State	1,373	344	(739)
Total deferred	7,199	(9,639)	(37,877)
Income tax expense (benefit)	$96,254	$(2,481)	$(28,875)

The domestic income (loss) before income taxes was $217.0 million, $(401.4) million and $(1.5) billion for 2022, 2021 and 2020, respectively. Foreign income (loss) before income taxes was $288.4 million, $(209.9) million and $(374.5) million for 2022, 2021 and 2020, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2022	2021
	(in thousands)
Deferred tax liabilities:
Leases	$217,919	$209,758
Intangible assets	297,894	265,092
Prepaid expenses	12,490	3,424
Hedge investments	10,584	—
Other	19,086	5,829
Total deferred tax liabilities	557,973	484,103
Deferred tax assets:
Intangible assets	51,634	48,738
Accrued expenses	139,432	105,118
Net operating loss carryforwards	848,735	957,509
Foreign tax and other credit carryforwards	51,055	45,009
Equity compensation	9,452	14,602
Leases	250,183	237,963
Interest limitation	84,599	54,730
Capitalized R&D	35,149	—
Other	53,359	30,056
Total gross deferred tax assets	1,523,598	1,493,725
Valuation allowance	1,240,881	1,219,496
Total net deferred tax assets	282,717	274,229
Net deferred tax liabilities	$(275,256)	$(209,874)

Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of December 31, 2022, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2022, 2021 and 2020.
During 2022 and 2021, we recorded net deferred tax liabilities of $275.3 million and $103.5 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations. The increase in intangible assets deferred tax liability is primarily due to the OCESA acquisition.
As of December 31, 2022, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $352.8 million, $141.5 million and $354.4 million, respectively. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2025. Our federal net operating loss may be subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Income tax expense (benefit) at United States statutory rate of 21%	$106,144	$(128,366)	$(389,900)
State income taxes, net of federal tax benefits	4,893	(1,267)	713
Differences between foreign and United States statutory rates	14,898	(11,237)	(12,794)
Non-United States income inclusions and exclusions	(30,783)	(1,677)	1,809
United States income inclusions and exclusions	(78,061)	(22,121)	(16,495)
Nondeductible items	32,907	18,413	39,861
Tax contingencies	728	895	(1,302)
Tax expense from acquired goodwill	7,596	7,795	6,950
Change in valuation allowance	38,811	135,908	344,161
Other, net	(879)	(824)	(1,878)
	$96,254	$(2,481)	$(28,875)

Income tax expense (benefit) is principally attributable to our earnings in foreign tax jurisdictions along with state income taxes.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate.
Amounts included in United States income inclusions and exclusions include the favorable impact of tax deductions for vesting of restricted stock awards and exercises of stock options.
Nondeductible items for all years presented include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation. The 2020 nondeductible expenses also include adjustments for nondeductible noncontrolling interest. The 2022 nondeductible expenses also include nondeductible items associated with our recent acquisition of OCESA.
The change in valuation allowance for each period presented resulted primarily from changes in the income (loss) within jurisdictions with full valuation allowances, including the United States.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Balance at January 1	$21,330	$21,732	$21,723
Additions:
Increase for current year positions	751	524	1,689
Increase for prior year positions	896	335	—
Interest and penalties for prior years	160	36	352
Reductions:
Decrease for prior year positions	—	—	(2,109)
Expiration of applicable statute of limitations	—	—	—
Settlements for prior year positions	(141)	(1,435)	(17)
Foreign exchange	—	138	94
Balance at December 31	$22,996	$21,330	$21,732

If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $0.7 million. The remaining $22.3 million is offset by deferred tax assets that represent tax benefits that would be received in the event that we did not prevail on all uncertain tax positions. As of December 31, 2022, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2022, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2009 through 2022 remain open to examination by the primary tax jurisdictions to which we are subject.

NOTE 11—EQUITY
Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2022	2021
Common shares issued as reported in the consolidated statement of changes in equity	228,498,102	221,964,734
Unissued retirement eligible restricted stock awards	18,250	65,625
Unvested restricted stock awards	995,691	860,244
Unvested deferred stock awards issued	2,159,604	2,192,000
Common shares issued as reported in the consolidated balance sheets	231,671,647	225,082,603
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
During 2022, 2021 and 2020, we issued 6.5 million, 2.3 million and 3.2 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.

Common Stock Reserved for Future Issuance
Common stock of approximately 10.2 million shares as of December 31, 2022 is reserved for future issuances under the stock incentive plan (including 3.3 million options, 1.0 million restricted stock awards and 2.2 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.
The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2022, 2021 and 2020, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$295,986	$(650,904)	$(1,724,535)
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(64,601)	(110)	14,336
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	—	(289)	(7,667)
Net transfers of noncontrolling interests	(64,601)	(399)	6,669
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$231,385	$(651,303)	$(1,717,866)
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
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2023, 2024, 2025, 2026 and 2027 are $77.3 million, $57.9 million, $474.9 million, $468.5 million and $62.2 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2022, we had outstanding notes receivable and prepayments of $17.9 million in other current assets and $50.0 million in other long-term assets, and as of December 31, 2021, we had outstanding notes receivable and prepayments of $21.0 million in other current assets and $72.1 million in other long-term assets.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2022, 2021 and 2020:

	Loss on Cash Flow Hedges	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2019	$—	$(145,713)	$(145,713)
Other comprehensive income (loss) before reclassifications	(36,689)	291	(36,398)
Amount reclassified from AOCI	5,102	—	5,102
Net other comprehensive income (loss)	(31,587)	291	(31,296)
Balance at December 31, 2020	(31,587)	(145,422)	(177,009)
Other comprehensive income before reclassifications	15,204	6,016	21,220
Amount reclassified from AOCI	7,825	—	7,825
Net other comprehensive income	23,029	6,016	29,045
Balance at December 31, 2021	(8,558)	(139,406)	(147,964)
Other comprehensive income before reclassifications	49,529	8,047	57,576
Amount reclassified from AOCI	312	—	312
Net other comprehensive income	49,841	8,047	57,888
Balance at December 31, 2022	$41,283	$(131,359)	$(90,076)
See Note 7 – Fair Value Measurements for further discussion and disclosure of the fair value of our interest rate swap that has been designated as a cash flow hedge.
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
The following table sets forth the computation of weighted average common shares outstanding:

	Year Ended December 31,
	2022	2021	2020
Weighted average common shares—basic	224,809,558	217,190,862	212,270,944
Effect of dilutive shares:
Stock options and restricted stock	6,747,308	—	—
Weighted average common shares—diluted	231,556,866	217,190,862	212,270,944
The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2022	2021	2020
Options to purchase shares of common stock	3,750	7,719,714	9,323,323
Restricted and deferred stock awards—unvested	2,218,563	3,052,244	3,956,073
Conversion shares related to convertible senior notes	11,864,035	11,864,035	11,014,846
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	14,086,348	22,635,993	24,294,242

NOTE 12—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
Concerts
Our Concerts segment involves the promotion of live music events globally in our owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation or streaming of associated content and the provision of management and other services to artists. This segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing platforms, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 96% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue or in long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.
Ticketing
Our Ticketing segment involves the management of our global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for our primary ticketing website, www.ticketmaster.com. Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. A significant portion of our service charges are payable to the venue and credit card vendors. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. This segment records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. We do not record the face value of the tickets as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and also the impact of any cancellations of events that occurred during the period and up to the time of filing these consolidated financial statements.

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2022 and 2021, we had ticketing contract advances of $106.5 million and $90.5 million, respectively, in prepaid expenses and $105.0 million and $86.5 million, respectively, in long-term advances. We amortized $79.0 million, $74.4 million and $48.0 million for the years ended December 31, 2022, 2021 and 2020 respectively, related to non-recoupable ticketing contract advances.
Sponsorship & Advertising
Our Sponsorship & Advertising segment manages the development of strategic sponsorship programs in addition to the sale of international, national and local sponsorships and placement of advertising such as signage, promotional programs, rich media offerings, including advertising associated with live streaming and music-related content, and ads across our distribution network of venues, events and websites. This segment generates revenue from sponsorship and marketing programs that provide its sponsors with strategic, international, national and local opportunities to reach customers through our venue, concert and ticketing assets, including advertising on our websites. These programs can also include custom events or programs for the sponsors’ specific brands, which are typically experienced exclusively by the sponsors’ customers. Sponsorship agreements may contain multiple elements, which provide several distinct benefits to the sponsor over the term of the agreement, and can be for a single or multi-year term. We also earn revenue from exclusive access rights provided to sponsors in various categories such as ticket pre-sales, beverage pouring rights, venue naming rights, media campaigns, signage within our venues, and advertising on our websites. Revenue from sponsorship agreements is allocated to the multiple elements based on the relative stand-alone selling price of each separate element, which are determined using vendor-specific evidence, third-party evidence or our best estimate of the fair value. Revenue is recognized over the term of the agreement or operating season as the benefits are provided to the sponsor unless the revenue is associated with a specific event, in which case it is recognized when the event occurs. Revenue is collected in installment payments during the year, typically in advance of providing the benefit or the event. Revenue received in advance of the event or the sponsor receiving the benefit is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date.
At December 31, 2022, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 34%, 25%, 17% and 24% of this revenue in 2023, 2024, 2025 and thereafter, respectively.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2022, 2021 and 2020:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
2022
Revenue	$13,494,100	$2,238,618	$968,146	$(19,610)	$—	$16,681,254
% of Consolidated Revenue	80.9%	13.4%	5.8%	(0.1)%
Intersegment revenue	$12,821	$8,643	$—	$(21,464)	$—	$—
AOI	$169,740	$827,901	$591,972	$(14,549)	$(167,882)	$1,407,182
Capital expenditures	$277,133	$70,739	$19,383	$(17)	$9,680	$376,918

2021
Revenue	$4,722,190	$1,134,268	$411,910	$79	$—	$6,268,447
% of Consolidated Revenue	75.3%	18.1%	6.6%	—
Intersegment revenue	$2,505	$404	$—	$(2,909)	$—	$—
AOI	$(221,338)	$420,545	$242,239	$(6,963)	$(110,620)	$323,863
Capital expenditures	$92,132	$49,004	$12,299	$—	$23,036	$176,471

2020
Revenue	$1,468,433	$188,383	$203,676	$686	$—	$1,861,178
% of Consolidated Revenue	78.9%	10.1%	10.9%	0.1%
Intersegment revenue	$712	$1,835	$—	$(2,547)	$—	$—
AOI	$(638,846)	$(374,563)	$81,910	$(13,478)	$(70,915)	$(1,015,892)
Capital expenditures	$119,730	$77,018	$5,781	$—	$6,886	$209,415
The following table sets forth the reconciliation of consolidated AOI to operating income (loss) for the for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
	(in thousands)
AOI	$1,407,182	$323,863	$(1,015,892)
Acquisition expenses	68,078	42,912	(13,088)
Amortization of non-recoupable ticketing contract advance	79,043	74,406	47,971
Depreciation and amortization	449,976	416,277	485,025
Loss (gain) on sale of operating assets	(32,082)	(1,211)	503
Stock-based compensation expense	110,049	209,337	116,889
Operating income (loss)	$732,118	$(417,858)	$(1,653,192)
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2022, 2021 and 2020, we had current deferred revenue of $3.1 billion, $2.8 billion and $1.8 billion, respectively.

The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Concerts	$2,327,040	$516,035
Ticketing	134,966	43,508
Sponsorship & Advertising	133,318	74,266
	$2,595,324	$633,809

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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Selling, general and administrative expenses	$45,214	$161,849	$88,620
Corporate expenses	64,835	47,488	28,269
Total	$110,049	$209,337	$116,889

As of December 31, 2022, there was $164.0 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 3.9 years.
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
In 2022, no stock options were granted. The following assumptions were used to calculate the fair value of our options on the date of grant:

	Year Ended December 31,
	2021	2020
Risk-free interest rate	1.01%	0.09% - 1.19%
Dividend yield	0.0%	0.0%
Volatility factors	42.61%	32.37% - 51.83%
Weighted average expected life (in years)	6.40	2.51

The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2022		2021		2020
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	7,720	$18.24	9,323	$18.93	11,347	$18.36
Granted	—	—	9	89.81	51	66.27
Exercised	(4,461)	9.79	(1,603)	22.32	(2,071)	16.96
Forfeited or expired	(2)	70.26	(9)	75.57	(4)	41.71
Outstanding December 31	3,257	$29.78	7,720	$18.24	9,323	$18.93

Exercisable December 31	3,171	$29.02	7,702	$18.13	8,827	$16.98
Weighted average fair value per option granted		$—		$38.55		$13.62
The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $390.9 million, $106.4 million and $87.9 million, respectively. Cash received from stock option exercises for the years ended December 31, 2022, 2021 and 2020 was $35.8 million, $30.6 million and $30.6 million, respectively.
There were 3.7 million shares available for future grants under the stock incentive plan at December 31, 2022. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2023 to March 2025, and expiration dates range from December 2023 to March 2031 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/22	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/22	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$15.00 - $19.99	658	3.0	$19.33	658	3.0	$19.33
$20.00 - $24.99	887	1.1	$21.07	887	1.1	$21.07
$25.00 - $29.99	954	3.4	$27.63	954	3.4	$27.63
$30.00 - $44.99	325	5.1	$43.95	325	5.1	$43.95
$45.00 - $60.99	412	6.2	$56.83	329	6.2	$56.81
$61.00 - $89.99	21	8.0	$73.77	18	8.0	$71.27

The total intrinsic value of options outstanding and options exercisable as of December 31, 2022 was $130.2 million and $129.2 million, respectively.
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
In 2022, we granted 1.8 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will vest on the grant date or over a period of one month to six years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
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

The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2022, 2021 and 2020 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2019	1,170	$45.80
Granted	2,454	55.52
Forfeited	(106)	53.26
Vested	(1,929)	47.48
Unvested at December 31, 2020	1,589	$58.19
Granted	758	86.57
Forfeited	(361)	61.18
Vested	(1,126)	61.25
Unvested at December 31, 2021	860	$78.48
Granted	2,002	103.34
Forfeited	(22)	80.57
Vested	(1,844)	99.68
Unvested at December 31, 2022	996	$89.22
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2022, 2021 and 2020 was $183.8 million, $69.2 million and $91.6 million, respectively.
Deferred Stock
We granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
In 2022, we granted 2.2 million shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five to six years if specified stock prices are achieved over a specific number of days during the five to six years. As of December 31, 2022, there were no deferred stock awards outstanding for which the minimum market conditions have been met.
In 2020, we achieved minimum market conditions resulting in the issuance of 0.8 million shares of restricted stock, subject to vesting over one to four years.

The following table presents a summary of our unvested deferred stock awards outstanding at December 31, 2022, 2021 and 2020 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2019	2,486	$26.63
Awarded	—	0.00
Forfeited	—	0.00
Vested	(119)	28.80
Unvested at December 31, 2020	2,367	$26.53
Awarded	—	0.00
Forfeited	—	0.00
Vested	(175)	26.12
Unvested at December 31, 2021	2,192	$26.56
Awarded	2,160	59.79
Forfeited	—	0.00
Vested	(2,192)	26.56
Unvested at December 31, 2022	2,160	$59.79

NOTE 14—OTHER INFORMATION

	December 31,
	2022	2021
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$38,725	$33,826
Notes receivable	34,228	19,206
Other	58,986	21,802
Total other current assets	$131,939	$74,834

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$408,789	$293,645
Notes receivable	92,630	69,371
Other	223,570	185,437
Total other long-term assets	$724,989	$548,453

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$540,018	$287,079
Accrued event expenses	802,460	467,189
Accrued insurance	137,886	122,783
Accrued legal	19,820	18,102
Collections on behalf of others	53,886	83,403
Accrued ticket refunds	31,095	36,661
Other	783,269	630,689
Total accrued expenses	$2,368,434	$1,645,906

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$27,849	$49,827
Other	40,867	33,260
Total other current liabilities	$68,716	$83,087

The following details the components of “Other long-term liabilities”:
Deferred income taxes	$305,524	$236,549
Deferred revenue	56,953	116,682
Contingent and deferred purchase consideration	55,981	13,256
Other	37,513	65,094
Total other long-term liabilities	$455,971	$431,581

NOTE 15—GEOGRAPHIC DATA
The following table provides revenue and long-lived assets, including right-of-use (ROU) assets, for our foreign operations included in the consolidated financial statements:

	Europe	Other Foreign	Total Foreign	Domestic	Consolidated Total
	(in thousands)
2022
Revenue	$3,160,268	$2,474,495	$5,634,763	$11,046,491	$16,681,254
Long-lived assets, including ROU assets	$771,230	$226,752	$997,982	$2,061,076	$3,059,058
2021
Revenue	$869,628	$316,462	$1,186,090	$5,082,357	$6,268,447
Long-lived assets, including ROU assets	$588,955	$194,777	$783,732	$1,847,108	$2,630,840
2020
Revenue	$407,382	$257,912	$665,294	$1,195,884	$1,861,178
Long-lived assets, including ROU assets	$609,933	$126,501	$736,434	$1,789,203	$2,525,637

NOTE 16—SUBSEQUENT EVENTS
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In conjunction with this issuance, we used approximately $485.8 million of the net proceeds from the notes to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023 resulting in a loss on debt repurchase of $18.4 million and a charge to additional paid-in capital for the induced conversion of the 2.5% convertible notes of $27.4 million. In addition, we paid debt issuance costs of $15.0 million that will be amortized using the effective interest rate method over the term of the related senior notes.
Interest on the 3.125% convertible senior notes due 2029 is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 9.2 million.
We may redeem for cash all or any portion of the notes, at our option, on or after January 21, 2026 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 3.125% convertible senior notes due 2029 may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
In connection with the issuance of the 3.125% convertible senior notes due 2029, we entered into privately negotiated capped call transactions with one or more counterparties. The cap price of the capped call transactions is initially $144.52, which represents a premium of 100% over the last reported sale price of the Company’s common stock on January 9, 2023. The cost of the capped call transactions was approximately $75.5 million.
Any remaining proceeds after the repurchase of a portion of the 2.5% convertible senior notes due 2023, debt issuance costs and capped call transactions will be used for general corporate purposes.
In February 2023, we entered into Amendment No. 10 (the “Amendment”) to our Credit Agreement (as amended, restated, supplemented or modified prior to Amendment No. 10, the “Credit Agreement” and as amended by Amendment No. 10, the “Amended Credit Agreement”), dated as of May 6, 2010. The Amendment provides for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) (x) with the Term SOFR Rate for borrowings denominated in Dollars and (y) for each Alternative Currency (as defined in the Amended Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of the Company’s ability to draw letters of credit in Canadian Dollars.

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
Based on their evaluation as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2022 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Live Nation Entertainment, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2022 consolidated financial statements of the Company and our report dated February 23, 2023 expressed an unqualified opinion thereon.

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
February 23, 2023

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2022, 2021 and 2020 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2020	$50,516	$26,103	$(11,901)	$8,186	$72,904

Year ended December 31, 2021	$72,904	$(17,658)	$(3,846)	$(909)	$50,491

Year ended December 31, 2022	$50,491	$29,281	$(10,364)	$(6,114)	$63,294
_________________
(1) Foreign currency adjustments, acquisitions and miscellaneous adjustments. The year ended December 31, 2020 includes a $3.0 million cumulative-effect adjustment related to our adoption of the accounting guidance for current expected credit losses for financial assets measured at amortized cost.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2020	$667,242	$344,161	$—	$89,004	$1,100,407

Year ended December 31, 2021	$1,100,407	$135,908	$—	$(16,819)	$1,219,496

Year ended December 31, 2022	$1,219,496	$38,811	$—	$(17,426)	$1,240,881
________________________
(1) During 2022, 2021 and 2020, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2020 valuation allowance increased due to increases in fully valued deferred tax assets, primarily net operating loss carryforwards. The 2021 valuation allowance increased primarily due to increases in certain fully valued United States federal deferred tax assets.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Sixth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/17/2022
4.1	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.2	Description of Securities.	10-K	001-32601	4.2	3/01/2021
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.2	5/6/2021
10.8 §	Form Restricted Stock Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.3	5/6/2021
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.4	5/6/2021
10.10 §	Form Restricted Stock Award Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.5	5/6/2021
10.11 §	Form of Performance Share Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.3	12/23/2022
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.13 §	Employment Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	7/6/2022
10.14 §	Performance Share Award Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	7/6/2022
10.15 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/23/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.16 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.2	12/23/2022
10.17 §	Employment Agreement, effective January 1, 2022, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.4	5/5/2022
10.18 §	Employment Agreement, effective as of January 1, 2015, between Live Nation Entertainment, Inc. and John Hopmans.	10-Q	001-32601	10.1	8/3/2021
10.19 §	First Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.	10-Q	001-32601	10.2	8/3/2021
10.20 §	Second Amendment to Employment Agreement, effective as of January 1, 2019, between Live Nation Worldwide, Inc. and John Hopmans.	10-Q	001-32601	10.3	8/3/2021
10.21	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.22	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012
10.23	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.24	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.25	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.26	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.27	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.28	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	8/5/2020
10.29	Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	11/5/2020
10.30	Amendment No. 9 to the Credit Agreement, dated as of January 26, 2022, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-K	001-32601	10.31	2/23/2022
10.31	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012
10.32	Indenture, dated as of May 23, 2014, among Live Nation Entertainment, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	7/31/2014
10.33	First Supplemental Indenture, dated as of August 27, 2014, among Live Nation Entertainment, Inc., Ticketstoday, LLC, the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	10/30/2014
10.34	Second Supplemental Indenture, dated as of October 31, 2014, among Live Nation Entertainment, Inc., EXMO, Inc., Artist Nation Management, Inc., Guyo Entertainment, Inc., the Existing Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.33	2/26/2015
10.35	Third Supplemental Indenture, dated as of March 27, 2015 among Live Nation Entertainment, Inc., Country Nation, LLC, the Existing Guarantors Party thereto and The Bank of New York Mellon Trust Company N.A., as trustee.	10-Q	001-32601	10.1	4/30/2015

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.36	Fourth Supplemental Indenture, dated as of August 13, 2015, among Live Nation Entertainment, Inc., the guarantors listed in Appendix I thereto, FG Acquisition Co, LLC, Front Gate Holdings, LLC and Front Gate Ticketing Solutions, LLC and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	10/29/2015
10.37	Fifth Supplemental Indenture, dated as of October 31, 2016, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.42	2/23/2017
10.38	Sixth Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.2	5/4/2017
10.39	Seventh Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantor party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.5	5/3/2018
10.40	Eighth Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.38	2/27/2020
10.41	Indenture, dated as of May 23, 2014, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	7/31/2014
10.42	Indenture, dated as of October 31, 2016, by and among Live Nation Entertainment, Inc. the Guarantors defined therein and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.44	2/23/2017
10.43	First Supplemental Indenture, dated as of April 7, 2017, among Live Nation Entertainment, Inc., the Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/4/2017
10.44	Second Supplemental Indenture, entered into as of March 20, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, and the Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	5/3/2018
10.45	Third Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.43	2/27/2020
10.46	Fourth Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.3	8/5/2020
10.47	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.48	First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-32601	10.45	2/27/2020
10.49	Second Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	8/5/2020

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.50	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018
10.51	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.52	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.53	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.1	5/7/2020
10.54	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
10.55	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.1	5/6/2021
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	3/01/2021
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2023.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Michael Rapino
Michael Rapino
President and Chief Executive Officer

Table of Contents
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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 23, 2023

/s/ Joe Berchtold Joe Berchtold	Chief Financial Officer	February 23, 2023

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 23, 2023

/s/ Maverick Carter Maverick Carter	Director	February 23, 2023

/s/ Ping Fu Ping Fu	Director	February 23, 2023

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 23, 2023

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 23, 2023

/s/ Jimmy Iovine Jimmy Iovine	Director	February 23, 2023

/s/ James S. Kahan James S. Kahan	Director	February 23, 2023

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 23, 2023

/s/ Randall T. Mays Randall T. Mays	Director	February 23, 2023

/s/ Dana Walden Dana Walden	Director	February 23, 2023

/s/ Latriece Watkins Latriece Watkins	Director	February 23, 2023