Form 10-Q
period 2023-03-31
Live Nation Entertainment, Inc.
filed 2023-05-04
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 27, 2023, there were 229,891,197 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,439,331 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
LIBOR	London Inter-Bank Offered Rate
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Ticketmaster	Our ticketing business
VIE	Variable interest entities

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,991,987	$5,606,457
Accounts receivable, less allowance of $62,224 and $63,294, respectively	1,657,210	1,465,383
Prepaid expenses	1,323,199	949,826
Restricted cash	5,465	5,917
Other current assets	119,260	131,939
Total current assets	10,097,121	8,159,522
Property, plant and equipment, net	1,887,070	1,487,663
Operating lease assets	1,580,919	1,571,395
Intangible assets
Definite-lived intangible assets, net	1,054,538	1,050,622
Indefinite-lived intangible assets, net	368,771	368,712
Goodwill	2,577,317	2,529,380
Long-term advances	594,556	568,558
Other long-term assets	709,299	724,989
Total assets	$18,869,591	$16,460,841
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,815,911	$1,791,025
Accounts payable	172,649	180,076
Accrued expenses	2,002,429	2,368,434
Deferred revenue	5,103,432	3,134,800
Current portion of long-term debt, net	63,870	620,032
Current portion of operating lease liabilities	142,951	140,232
Other current liabilities	72,845	68,716
Total current liabilities	9,374,087	8,303,315
Long-term debt, net	6,547,911	5,283,467
Long-term operating lease liabilities	1,646,624	1,654,525
Other long-term liabilities	511,473	455,971
Commitments and contingent liabilities
Redeemable noncontrolling interests	710,350	669,766
Stockholders' equity
Common stock	2,289	2,285
Additional paid-in capital	2,535,553	2,698,316
Accumulated deficit	(2,974,398)	(2,971,229)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(17,425)	(90,076)
Total Live Nation stockholders' equity	(460,846)	(367,569)
Noncontrolling interests	539,992	461,366
Total equity	79,146	93,797
Total liabilities and equity	$18,869,591	$16,460,841

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands except share and per share data)
Revenue	$3,127,390	$1,802,808
Operating expenses:
Direct operating expenses	2,115,589	1,071,022
Selling, general and administrative expenses	690,321	570,182
Depreciation and amortization	115,185	100,469
Loss on disposal of operating assets	504	1,665
Corporate expenses	63,015	32,410
Operating income	142,776	27,060
Interest expense	89,215	66,773
Loss on extinguishment of debt	18,366	—
Interest income	(40,313)	(7,564)
Equity in earnings of nonconsolidated affiliates	(4,107)	(4,288)
Other expense, net	11,583	9,399
Income (loss) before income taxes	68,032	(37,260)
Income tax expense	23,840	11,696
Net income (loss)	44,192	(48,956)
Net income attributable to noncontrolling interests	47,361	1,226
Net loss attributable to common stockholders of Live Nation	$(3,169)	$(50,182)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.25)	$(0.39)

Weighted average common shares outstanding:
Basic and diluted	228,162,831	221,890,625

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(3,169)	$(50,182)
Accretion of redeemable noncontrolling interests	(54,933)	(35,714)
Net loss available to common stockholders of Live Nation—basic and diluted	$(58,102)	$(85,896)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net income (loss)	$44,192	$(48,956)
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	(3,949)	23,969
Realized loss (gain) on cash flow hedge	(3,548)	1,902
Foreign currency translation adjustments	80,148	37,752
Comprehensive income	116,843	14,667
Comprehensive income attributable to noncontrolling interests	47,361	1,226
Comprehensive income attributable to common stockholders of Live Nation	$69,482	$13,441

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766
Non-cash and stock-based compensation	—	—	27,571	—	—	—	—	27,571	—
Common stock issued under stock plans, net of shares withheld for employee taxes	184,975	1	(7,950)	—	—	—	—	(7,949)	—
Exercise of stock options	19,962	1	993	—	—	—	—	994	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	58,466	58,466	12,308
Purchases of noncontrolling interests	—	—	(25,872)	—	—	—	(11,406)	(37,278)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(54,678)	—	—	—	—	(54,678)	54,678
Contributions received	—	—	—	—	—	—	5,859	5,859	85
Cash distributions	—	—		—	—	—	(44,209)	(44,209)	(10,706)
Other	—	—	—	—	—	—	28,025	28,025	(21,251)
Comprehensive income (loss):
Net income (loss)	—	—	—	(3,169)	—	—	41,891	38,722	5,470
Unrealized loss on cash flow hedge	—	—	—	—	—	(3,949)	—	(3,949)	—
Realized gain on cash flow hedge	—	—	—	—	—	(3,548)	—	(3,548)	—
Foreign currency translation adjustments	—	—	—	—	—	80,148	—	80,148	—
Balance at March 31, 2023	228,859,789	$2,289	$2,535,553	$(2,974,398)	$(6,865)	$(17,425)	$539,992	$79,146	$710,350

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	161,590	—	—	—	—	161,590	—
Common stock issued under stock plans, net of shares withheld for employee taxes	552,669	5	(36,573)	—	—	—	—	(36,568)	—
Exercise of stock options	1,013,898	10	12,739	—	—	—	—	12,749	—
Acquisitions	—	—	—	—	—	—	399	399	5,654
Purchases of noncontrolling interests	—	—	(15,241)	—	—	—	(2,898)	(18,139)	—
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(35,714)	—	—	—	—	(35,714)	35,714
Contributions received	—	—	—	—	—	—	6,212	6,212	25
Cash distributions	—	—		—	—	—	(31,808)	(31,808)	(7,158)
Other	—	—	41	—	—	—	1,783	1,824	(1,079)
Comprehensive income (loss):
Net income (loss)	—	—	—	(50,182)	—	—	4,651	(45,531)	(3,425)
Unrealized gain on cash flow hedge	—	—	—	—	—	23,969	—	23,969	—
Realized loss on cash flow hedge	—	—	—	—	—	1,902	—	1,902
Foreign currency translation adjustments	—	—	—	—	—	37,752	—	37,752	—
Balances at March 31, 2022	223,531,301	$2,235	$2,888,551	$(3,317,397)	$(6,865)	$(84,341)	$372,200	$(145,617)	$581,652

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,192	$(48,956)
Reconciling items:
Depreciation	57,710	50,760
Amortization	57,475	49,709
Amortization of non-recoupable ticketing contract advances	20,363	18,527
Amortization of debt issuance costs and discounts	4,630	4,114
Loss on extinguishment of debt	18,366	—
Stock-based compensation expense	27,571	49,241
Unrealized changes in fair value of contingent consideration	9,702	10,904
Equity in losses of nonconsolidated affiliates, net of distributions	7,793	2,090
Provision for uncollectible accounts receivable	6,054	(536)
Other, net	(307)	6,078
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(163,603)	(152,725)
Increase in prepaid expenses and other assets	(369,494)	(338,017)
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(460,749)	236,584
Increase in deferred revenue	1,896,145	1,310,527
Net cash provided by operating activities	1,155,848	1,198,300
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(33,579)	(18,399)
Collections of notes receivable	2,825	6,709
Investments made in nonconsolidated affiliates	(6,455)	(26,243)
Purchases of property, plant and equipment	(116,886)	(62,525)
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	96,382	(13,962)
Other, net	(2,076)	(533)
Net cash used in investing activities	(59,789)	(114,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	987,793	700
Payments on long-term debt	(604,584)	(12,784)
Contributions from noncontrolling interests	5,944	5,712
Distributions to noncontrolling interests	(54,915)	(38,966)
Purchases and sales of noncontrolling interests, net	(21,606)	(105)
Payments for capped call transactions	(75,500)	—
Proceeds from exercise of stock options	994	10,907
Taxes paid for net share settlement of equity awards	(7,949)	(36,568)
Payments for deferred and contingent consideration	(2,606)	(3,610)
Other, net	(1,870)	(327)
Net cash provided by (used in) financing activities	225,701	(75,041)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	63,318	(21,079)
Net increase in cash, cash equivalents, and restricted cash	1,385,078	987,227
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	4,887,792
Cash, cash equivalents and restricted cash at end of period	$6,997,452	$5,875,019
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2022 Annual Report on Form 10-K filed with the SEC on February 23, 2023.
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
Cash flows from our Concerts segment typically have a slightly different seasonality as partial payments are often made for artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs. In the United States, this cash is largely associated with events in our operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our operated venues, as well as events in third-party venues associated with our promoter’s share of tickets in allocation markets. We record these ticket sales as revenue when the event occurs. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.
We expect our seasonality trends to evolve as we continue to expand our global operations.
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity owners or the equity holders, as a group, lack the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of March 31, 2023 and December 31, 2022, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $938 million and $514 million of assets and $791 million and $427 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the March 31, 2023 and December 31, 2022 cash and cash equivalents balance is $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of March 31, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2023.
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
Accounting Pronouncements - Adopted
In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. We adopted this guidance on January 1, 2023. The adoption did not have a material impact on our consolidated financial statements.

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Land, buildings and improvements	$1,971,186	$1,648,488
Computer equipment and capitalized software	861,009	910,793
Furniture and other equipment	558,433	535,719
Construction in progress	223,775	244,618
	3,614,403	3,339,618
Less: accumulated depreciation	1,727,333	1,851,955
	$1,887,070	$1,487,663
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2023:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2022:
Gross carrying amount	563,210	$824,785	$148,022	$188,596	$35,736	$1,760,349
Accumulated amortization	(209,518)	(316,581)	(58,588)	(97,931)	(27,109)	(709,727)
Net	353,692	508,204	89,434	90,665	8,627	1,050,622
Gross carrying amount:
Acquisitions—current year	2,649	—	20,929	—	—	23,578
Acquisitions—prior year	119	(2,232)	(11)	—	—	(2,124)
Foreign exchange	8,597	28,868	1,621	4,003	86	43,175
Other (2)	(5,326)	(22,462)	—	(13,583)	(16,580)	(57,951)
Net change	6,039	4,174	22,539	(9,580)	(16,494)	6,678
Accumulated amortization:
Amortization	(18,910)	(26,175)	(4,029)	(4,765)	(3,596)	(57,475)
Dispositions	—	—	—	—	464	464
Foreign exchange	(1,396)	(1,861)	(372)	(479)	(219)	(4,327)
Other (2)	5,327	22,462	58	13,587	17,142	58,576
Net change	(14,979)	(5,574)	(4,343)	8,343	13,791	(2,762)
Balance as of March 31, 2023:
Gross carrying amount	569,249	828,959	170,561	179,016	19,242	1,767,027
Accumulated amortization	(224,497)	(322,155)	(62,931)	(89,588)	(13,318)	(712,489)
Net	$344,752	$506,804	$107,630	$89,428	$5,924	$1,054,538

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of certain venue management businesses located in the United States.

The 2023 additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

Weighted- Average Life (years)
Client/vendor relationships	3
Venue management and leaseholds	9
All categories	8
Amortization of definite-lived intangible assets for the three months ended March 31, 2023 and 2022 was $57.5 million and $49.7 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
The following table presents our estimate of amortization expense for the remainder of the current year and the four succeeding fiscal years for definite-lived intangible assets that exist at March 31, 2023:

(in thousands)
Remainder of 2023	$155,399
2024	$190,765
2025	$159,011
2026	$132,081
2027	$106,473
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2022:
Goodwill	$1,349,426	$979,742	$635,575	$2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	914,063	979,742	635,575	2,529,380

Acquisitions—current year	11,204	—	—	11,204
Acquisitions—prior year	114	(106)	—	8
Foreign exchange	6,263	16,716	13,746	36,725

Balance as of March 31, 2023:
Goodwill	1,367,007	996,352	649,321	3,012,680
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$931,644	$996,352	$649,321	$2,577,317
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At March 31, 2023 and December 31, 2022, we had investments in nonconsolidated affiliates of $361.5 million and $408.8 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating lease expense	$65,329	$63,761
Variable and short-term lease expense	31,342	18,032
Sublease income	(2,188)	(970)
Net lease expense	$94,483	$80,823
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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$73,489	$66,232
Lease assets obtained in exchange for lease obligations, net of terminations	$43,636	$157,244
As of March 31, 2023, we have additional operating leases that have not yet commenced, with total lease payments of $174.5 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2023 to June 2030 due to certain offices and venues under construction with lease terms ranging from 2 to 30 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$377,500	$382,500
Term loan B	843,459	845,644
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.5% Convertible Senior Notes due 2023	—	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	—
Other long-term debt	528,932	252,199
Total principal amount	6,674,891	5,955,343
Less: unamortized discounts and debt issuance costs	(63,110)	(51,844)
Total long-term debt, net of unamortized discounts and debt issuance costs	6,611,781	5,903,499
Less: current portion	63,870	620,032
Total long-term debt, net	$6,547,911	$5,283,467

Future maturities of long-term debt at March 31, 2023 are as follows:

(in thousands)
Remainder of 2023	$55,837
2024	1,476,446
2025	51,803
2026	1,394,267
2027	2,155,327
Thereafter	1,541,211
Total	$6,674,891
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
3.125% Convertible Senior Notes due 2029
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. Interest on the 3.125% convertible senior notes due 2029 is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of March 31, 2023.

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
As of March 31, 2023, the remaining period for the unamortized debt issuance costs balance of $15.0 million was approximately six years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of March 31, 2023, the effective interest rate on the notes was 3.4%.
In connection with the issuance of the 3.125% convertible senior notes due 2029, we entered into privately negotiated capped call transactions with several counterparties. The cap price of the capped call transactions is initially $144.52, which represents a premium of 100% over the last reported sale price of the Company’s common stock on January 9, 2023. The cost of the capped call transactions was a $75.5 million impact to additional paid-in capital.
Debt Extinguishment
In conjunction with the issuance of the 3.125% convertible senior notes due 2029, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023 resulting in a loss on debt repurchase of $18.4 million and a charge to additional paid-in capital for the induced conversion of $27.3 million. On March 15, 2023, we redeemed the remaining $110.0 million aggregate principal amount of the 2.5% convertible senior notes and issued 156,750 common shares of stock.
Senior Secured Facility Amendment
In February 2023, we amended our senior secured credit facility. The amendments provides for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of the Company’s ability to draw letters of credit in Canadian Dollars.
Other Long-term Debt
As of March 31, 2023, other long-term debt includes $270.7 million for a note due in 2026 related to an acquisition of a venue management business during the first quarter of 2023 in the United States.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	March 31, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$794,275	$—	$794,275	$503,964	$—	$503,964
Interest rate swaps	—	43,400	43,400	—	41,515	41,515

Cash equivalents consist of money market funds. Fair values for cash equivalents are based on quoted prices in an active market. The fair value for our interest rate swaps are based upon inputs corroborated by observable market data with similar tenors.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2023	December 31, 2022
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,213,140	$1,175,460
3.75% Senior Secured Notes due 2028	$448,095	$429,035
4.875% Senior Notes due 2024	$563,903	$560,027
5.625% Senior Notes due 2026	$291,978	$285,315
4.75% Senior Notes due 2027	$880,698	$847,562
2.5% Convertible Senior Notes due 2023	$—	$588,473
2.0% Convertible Senior Notes due 2025	$391,052	$397,536
3.125% Convertible Senior Notes due 2029	$985,040	$—
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
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-notices of appeal of the court’s ruling. A hearing on the parties’ motions for leave to appeal took place in March 2023.
The class certification hearing in the Thompson-Marcial matter has not yet been scheduled. The McPhee matter is stayed pending the outcome of the Watch matter.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2023:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2022	$41,283	$(131,359)	$(90,076)
Other comprehensive income before reclassifications	(3,949)	80,148	76,199
Amount reclassified from AOCI	(3,548)	—	(3,548)
Net other comprehensive income	(7,497)	80,148	72,651
Balance at March 31, 2023	$33,786	$(51,211)	$(17,425)
Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2023 and 2022, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Options to purchase shares of common stock	3,237,229	6,705,816
Restricted stock and deferred stock—unvested	3,593,402	3,805,686
Conversion shares related to the convertible senior notes	13,004,660	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	19,835,291	22,375,537

NOTE 8—SEGMENTS AND REVENUE RECOGNITION
For the three months ended March 31, 2023 and 2022, our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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

The following table presents the results of operations for our reportable segments for the three months ended March 31, 2023 and 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2023
Revenue	$2,281,212	$677,741	$170,118	$(1,681)	$—	$3,127,390
% of Consolidated Revenue	72.9%	21.7%	5.4%	—%
Intersegment revenue	$898	$783	$—	$(1,681)	$—	$—
AOI	$832	$271,051	$95,531	$(7,939)	$(39,765)	$319,710

Three Months Ended March 31, 2022
Revenue	$1,207,825	$480,399	$115,689	$(1,105)	$—	$1,802,808
% of Consolidated Revenue	67.0%	26.6%	6.4%	—%
Intersegment revenue	$652	$1,266	$—	$(1,918)	$—	$—
AOI	$(49,166)	$206,220	$69,700	$(4,380)	$(13,335)	$209,039
.
The following table sets forth the reconciliation of consolidated AOI to operating income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
AOI	$319,710	$209,039
Acquisition expenses	13,311	12,077
Amortization of non-recoupable ticketing contract advances	20,363	18,527
Depreciation and amortization	115,185	100,469
Loss on disposal of operating assets	504	1,665
Stock-based compensation expense	27,571	49,241
Operating income	$142,776	$27,060
Contract Advances
At March 31, 2023 and December 31, 2022, we had ticketing contract advances of $87.8 million and $106.5 million, respectively, recorded in prepaid expenses and $106.2 million and $105.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $20.4 million and $18.5 million for the three months ended March 31, 2023 and 2022, respectively, related to non-recoupable ticketing contract advances.
Sponsorship Agreements
At March 31, 2023, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 30%, 26%, 19% and 25% of this revenue in the remainder of 2023, 2024, 2025 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. We had current deferred revenue of $3.1 billion and $2.8 billion at December 31, 2022 and 2021, respectively.

The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Concerts	$681,380	$278,546
Ticketing	34,600	23,043
Sponsorship & Advertising	50,680	34,239
	$766,660	$335,828

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2022 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

For the second year in a row, the first quarter was a record start to the year for the Company with exceptional fan demand across all our markets. Our overall revenue increased by 73% to $3.1 billion on a reported basis, or 76% growth on a constant currency basis as compared to the same period of the prior year. All three of our reporting segments had at least 40% revenue growth in the quarter. The most significant growth came from our Concerts segment as a result of increased shows, fans, and onsite spend and contributed to the success of our other divisions. Our operating income for the quarter improved by $116 million, from $27 million in the first quarter of 2022 to $143 million in the first quarter of 2023 due to higher performance from all three of our major business segments. The improvement in operating income was $121 million at constant currency.
All of our markets and venues are now fully open, including Asia Pacific which had one of its busiest and most successful quarters in the first quarter of 2023. This, coupled with our event related deferred revenue balance of $4.4 billion as of March 31, 2023 and ongoing sales trends suggest continued strong demand for concerts, making us hopeful for continued success in the remainder of the year.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter increased by $1.1 billion, or 89%, from $1.2 billion in the first quarter of 2022 to $2.3 billion in the first quarter of 2023. The revenue growth was largely the result of more shows and fans coming back to venues to enjoy their favorite artists. The number of events for the first quarter of 2023 was approximately 9,600 compared to approximately 6,700 in the first quarter of 2022, an increase of 2,900 events or 43%. The number of fans for the quarter was 19.5 million compared to approximately 10.9 million last year, a growth of 8.6 million fans or 79%. The growth was largely in our international markets – in particular in Asia Pacific, mainland Europe and Latin America. Some of the larger acts touring in the first quarter included the Red Hot Chili Peppers, Harry Styles, BLACKPINK and RBD. While most of our on-site spend occurs during the summer season when our festival and amphitheater shows occur, we did see an increase in on-site per fan spending at our United States and United Kingdom theaters and clubs as well as our European arenas in the first quarter of 2023 as compared to the first quarter of 2022. Concerts operating loss for the quarter improved by $65 million, from a loss of $150 million in the first quarter of 2022 to $84 million in the first quarter of 2023.

Our Ticketing segment revenue for the quarter increased by $197 million, or 41%, from $480 million in the first quarter of 2022 to $678 million in the first quarter of 2023. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand and higher non-service fee revenue. We sold approximately 73 million fee-bearing tickets in the first quarter of 2023 compared to 52 million tickets in the same period of the prior year, an increase of 41%. North America fee-bearing ticket volume increased by 38% in the quarter while International rose even more, by 48%. With GTV, North America increased by 54% on fee-bearing ticket sales while International rose by 86% compared to the same period last year. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences. Our resale business also continued to expand, with secondary GTV growing double digits in the first quarter of 2023 compared to the same period of the prior year. Ticketing operating income for the quarter improved by $66 million, from $155 million in the first quarter of 2022 to $221 million in the first quarter of 2023.
Our Sponsorship & Advertising segment revenue for the quarter increased by $54 million, or 47%, from $116 million in the first quarter of 2022 to $170 million in the first quarter of 2023. The improvement was due to higher activations with our marketing partners driven by more high profile artists going on sale in more markets as well as re-opened venues in markets that were still shut-down in the first quarter of last year. Operating income for the quarter increased by $18 million, from $59 million in the first quarter of 2022 to income of $77 million in the first quarter of 2023.
Serving artists remains at the center of our strategy and we work with them to continue improving the fan experience. Delivering on this priority includes our recently proposed Fair Ticketing Act, which is garnering industry support from talent agencies, brand managers and sports leagues.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform with more shows and fans in existing and new markets as well as improving the on-site experience for our fans by enhancing food and beverage products and premium service offerings. We will drive conversion of ticket sales through development of innovative products that support selling tickets to fans. Our ticket marketplaces have reduced friction in the ticket purchase experience and created additional revenue opportunities. In addition, we continue to grow our sponsorship and advertising partnerships and our clients are able to reach their customers via the powerful connection that live shows creates with ardent fans.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2023			2022
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,127,390	$53,202	$3,180,592	$1,802,808	73%	76%
Operating expenses:
Direct operating expenses	2,115,589	39,331	2,154,920	1,071,022	98%	*
Selling, general and administrative expenses	690,321	12,434	702,755	570,182	21%	23%
Depreciation and amortization	115,185	(4,005)	111,180	100,469	15%	11%
Loss on disposal of operating assets	504	47	551	1,665	*	*
Corporate expenses	63,015	12	63,027	32,410	94%	94%
Operating income	142,776	$5,383	$148,159	27,060	*	*
Operating margin	4.6%		4.7%	1.5%
Interest expense	89,215			66,773
Loss on extinguishment of debt	18,366			—
Interest income	(40,313)			(7,564)
Equity in earnings of nonconsolidated affiliates	(4,107)			(4,288)
Other expense, net	11,583			9,399
Income (loss) before income taxes	68,032			(37,260)
Income tax expense	23,840			11,696
Net income (loss)	44,192			(48,956)
Net income attributable to noncontrolling interests	47,361			1,226
Net loss attributable to common stockholders of Live Nation	$(3,169)			$(50,182)
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $1.3 billion during the three months ended March 31, 2023 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $1.1 billion, Ticketing segment of $197.3 million and Sponsorship & Advertising of $54.4 million as further discussed within each segment’s operating results.
Operating income
Operating income increased $115.7 million during the three months ended March 31, 2023 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $65.2 million, Ticketing segment of $66.1 million and Sponsorship & Advertising segment of $18.1 million as further discussed within each segment’s operating results, partially offset by higher Corporate expenses primarily due to lower compensation expense in the first quarter of 2022 due to the COVID-19 pandemic and headcount growth as a result of the increased operating opportunities in 2023.
Interest expense
Interest expense increased $22.4 million, or 34%, during the three months ended March 31, 2023 as compared to the same period of the prior year, primarily driven by the issuance of our 3.125% convertible senior notes due 2029 in January 2023.

Interest income
Interest income increased $32.7 million during the three months ended March 31, 2023 as compared to the same period of the prior year, primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and increase in cash and cash equivalents.
Income tax expense
For the three months ended March 31, 2023, we had a net tax expense of $23.8 million on income before income taxes of $68.0 million compared to a net tax expense of $11.7 million on a loss before income taxes of $37.3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the income tax expense consisted of $20.3 million related to foreign entities, $0.5 million related to United States federal taxes, and $3.0 million related to state and local income taxes. The net increase in tax expense of $12.1 million was primarily due to profits in certain non-United States jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $46.1 million during the three months ended March 31, 2023 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses during the first three months of 2023 as compared to the prior year.

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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of operated and third-party venues, talent fees, average paid attendance, market ticket pricing, advance ticket sales and the number of major artist clients under management. In addition, at our operated venues and festivals, we monitor APF and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Three Months Ended March 31,
	2023	2022
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	6,036	4,736
International	3,594	1,978
Total estimated events	9,630	6,714
Estimated fans:
North America	7,575	6,829
International	11,934	4,069
Total estimated fans	19,509	10,898
Ticketing (2)
Estimated number of fee-bearing tickets sold	72,579	51,563
Estimated number of non-fee-bearing tickets sold	73,200	59,883
Total estimated tickets sold	145,779	111,446
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands)
Revenue	$2,281,212	$1,207,825	89%
Direct operating expenses	1,838,446	910,277	*
Selling, general and administrative expenses	456,545	384,118	19%
Depreciation and amortization	70,528	61,163	15%
Loss on disposal of operating assets	115	1,868	*
Operating loss	$(84,422)	$(149,601)	44%
Operating margin	(3.7)%	(12.4)%
AOI	$832	$(49,166)	*
AOI margin **	—%	(4.1)%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Concerts revenue increased $1.1 billion during the three months ended March 31, 2023 as compared to the same period of the prior year, primarily due to more shows and festivals in the Asia Pacific, Europe, and Latin America markets, which were largely closed during the first quarter of 2022. In addition, there was increased activity in the United States during the first quarter of 2023. Concerts had incremental revenue of $184.9 million during the three months ended March 31, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $50.0 million and operating loss decreased $65.2 million for the three months ended March 31, 2023 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows and festivals discussed above. These increases were partially offset by related costs, including increased compensation expenses due to increased headcount as more markets were reopened compared to the prior period. The increase in operating income outside of AOI of $15.2 million is primarily associated to lower stock-based compensation of $22.0 million due to timing of grants partially offset by higher depreciation and amortization of $9.4 million for additional capital expenditures incurred to support the increased operations.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands)
Revenue	$677,741	$480,399	41%
Direct operating expenses	238,157	150,306	58%
Selling, general and administrative expenses	193,195	147,456	31%
Depreciation and amortization	25,084	28,052	(11)%
Loss (gain) on disposal of operating assets	374	(203)	*
Operating income	$220,931	$154,788	43%
Operating margin	32.6%	32.2%
AOI	$271,051	$206,220	31%
AOI margin **	40.0%	42.9%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $197.3 million during the three months ended March 31, 2023 as compared to the same period of the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased by $64.8 million and operating income increased $66.1 million during the three months ended March 31, 2023 as compared to the same period of the prior year. These increases was primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2023	2022
	(in thousands)
Revenue	$170,118	$115,689	47%
Direct operating expenses	40,667	12,357	*
Selling, general and administrative expenses	36,072	36,100	—%
Depreciation and amortization	16,242	8,225	97%
Operating income	$77,137	$59,007	31%
Operating margin	45.3%	51.0%
AOI	$95,531	$69,700	37%
AOI margin **	56.2%	60.2%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $54.4 million during the three months ended March 31, 2023 as compared to the same period of the prior year primarily driven by more client activations for artist onsales, new venue sponsorships, and activity in international markets that were not open in the first quarter of 2022.
Operating results
Sponsorship & Advertising AOI increased $25.8 million and operating income increased $18.1 million for the three months ended March 31, 2023 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above and incremental operating income from acquisitions. The increases were partially offset by increases in direct operating expenses, including higher artist activation costs, and depreciation and amortization to support higher activity levels as compared to the prior year.

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
Our balance sheet reflects cash and cash equivalents of $7.0 billion at March 31, 2023 and $5.6 billion at December 31, 2022. Included in the March 31, 2023 and December 31, 2022 cash and cash equivalents balances are $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.6 billion in cash and cash equivalents, excluding client cash, at March 31, 2023. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.6 billion and $5.9 billion, respectively, at March 31, 2023 and December 31, 2022. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.7% at March 31, 2023, with approximately 87% of our debt at fixed rates.
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
For our Concerts segment, we often receive cash related to ticket revenue in advance of the event, which is recorded in deferred revenue until the event occurs. In the United States, this cash is largely associated with events in our operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our operated venues, as well as events in third-party venues associated with our promoter’s share of tickets in allocation markets. With the exception of some upfront costs and artist advances, which are recorded in prepaid expenses until the event occurs, we pay the majority of event-related expenses at or after the event. Artists are paid when the event occurs under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits, net of any advance they have received. When an event is cancelled, any cash held in deferred revenue is reclassified to accrued expenses as those funds are typically refunded to the fan within 30 days of event cancellation. When a show is rescheduled, fans have the ability to request a refund if they do not want to attend the event on the new date, although historically we have had low levels of refund requests for rescheduled events.
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

The lenders under our revolving loans and counterparties to our interest rate hedge agreements consists of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should the counterparty to our interest rate hedge agreement default on its obligation, we could experience higher interest rate volatility during the period of any such default.

Sources of Cash
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In conjunction with this issuance, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023, entered into capped call transactions at a cost of $75.5 million, paid debt issuance costs of $15.0 million and any remaining proceeds are available for general corporate purposes.
Amended Senior Secured Credit Facility
In February 2023, we amended our senior secured credit facility. The amendments provides for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of the Company’s ability to draw letters of credit in Canadian Dollars.
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
The interest rates per annum applicable to revolving credit facility loans and term loan A under the amended senior secured credit facility are, at our option, equal to either Term Benchmark Loans or RFR Loans (as defined in the Credit Agreement) plus 2.25% or a base rate plus 1.25%. The interest rates per annum applicable to the term loan B are, at our option, equal to either Term Benchmark Loans or RFR Loans plus 1.75% or a base rate plus 0.75%. We have an interest rate swap agreement that ensures the interest rate on $500.0 million principal amount of our outstanding term loan B does not exceed 3.445% through October 2026. The agreement was amended in February 2023 along with the transition from LIBOR to SOFR. The interest rates per annum applicable to the incremental revolving credit facility are, at our option, equal to either Term Benchmark Loans or RFR Loans plus 2.5% or a base rate plus 1.5%. We are required to pay a commitment fee of 0.5% per year on the undrawn portion available under the revolving credit facility, 1.75% per year on the undrawn portion available under the incremental revolving credit facility and variable fees on outstanding letters of credit.
For the term loan A, we are required to make quarterly payments increasing over time from $2.5 million to $5.0 million with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. As of March 31, 2023, the outstanding principal amount of our term loan A facility is $377.5 million and term loan B facility is $843.5 million.
There were no borrowings under the revolving credit facilities as of March 31, 2023. Based on our outstanding letters of credit of $50.3 million, $579.7 million was available for future borrowings from revolving credit facilities.

Debt Covenants
As of March 31, 2023, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2023.

Uses of Cash
Acquisitions
During the three months ended March 31, 2023, we completed various acquisitions that resulted in cash acquired, net of cash paid of $96.4 million. This includes acquisition of businesses for which we assumed debt of $271.2 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue generating	$57,428	$33,127
Maintenance	8,640	13,761
Total capital expenditures	$66,068	$46,888
Revenue generating capital expenditures during the first three months of 2023 increased from the same period of the prior year primarily due to enhancements at our theaters and amphitheaters in North America.
We currently expect capital expenditures to be approximately $450 million for the full year of 2023 as we continue catching up on projects delayed due to supply chain constraints and further expand our global platform, with approximately two-thirds of this capital expenditure to be for revenue generating projects.

Cash Flows

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$1,155,848	$1,198,300
Investing activities	$(59,789)	$(114,953)
Financing activities	$225,701	$(75,041)
Operating Activities
Cash provided by operating activities decreased $42.5 million for the three months ended March 31, 2023 as compared to the same period of the prior year primarily due to decreases in accounts payable, accrued expenses and other liabilities from the timing of payments. This was partially offset by higher deferred revenue from more events on sale during the current year and an increase in first quarter of 2023 operating results compared to the first quarter of 2022 due to certain markets largely closed during the first quarter of 2022 due to the COVID-19 pandemic.

Investing Activities
Cash used in investing activities decreased $55.2 million for the three months ended March 31, 2023 as compared to the prior year primarily due to cash acquired from acquisitions, net of cash paid of $96.4 million during the current year whereas the prior year was cash paid for acquisitions, net of cash acquired of $14.0 million. This was partially offset by $54.4 million in higher purchases of property, plant and equipment in 2023 for revenue generating and maintenance capital expenditures. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash provided by financing activities was $225.7 million for the three months ended March 31, 2023 as compared to cash used in financing activities of $75.0 million for the same period of the prior year primarily due to proceeds in 2023 from the issuance of the 3.125% convertible senior notes partially offset by the repurchase of the 2.5% convertible senior notes and capped call transactions in connection with the issuance of the 3.125% convertible senior notes. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Currently, we do not have significant operations in hyper-inflationary countries. Our foreign operations reported an operating income of $25.7 million for the three months ended March 31, 2023. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2023 by $2.6 million. As of March 31, 2023, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At March 31, 2023, we had forward currency contracts outstanding with an aggregate notional amount of $354.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.7 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of March 31, 2023. Of the total amount, we had $5.8 billion of fixed-rate debt and $0.9 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2023, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2023 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The agreement was amended in February 2023 along with the transition from LIBOR to SOFR. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.445%.

Accounting Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Part I — Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K filed with the SEC on February 23, 2023.
There have been no changes to our critical accounting policies during the three months ended March 31, 2023.

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
Based on their evaluation as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Information regarding our legal proceedings can be found in Part I—Financial Information—Item 1. Financial Statements—Note 6 – Commitments and Contingent Liabilities.

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2022 Annual Report on Form 10-K filed with the SEC on February 23, 2023, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2023	—	—
February 2023	33,100	$68.78
March 2023	80,827	$70.17
	113,927

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
None.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Indenture, dated as of January 12, 2023 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.					X
10.2	Form of Base Capped Call Confirmation					X
10.3	Form of Additional Capped Call Confirmation					X
10.4
Amendment No.10 to the Credit Agreement, dated as of February 8, 2023 by and among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2023.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)