Form 10-Q
period 2023-06-30
Live Nation Entertainment, Inc.
filed 2023-07-27
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 20, 2023, there were 230,151,239 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,474,521 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$7,128,873	$5,606,457
Accounts receivable, less allowance of $66,669 and $63,294, respectively	1,889,652	1,465,383
Prepaid expenses	1,628,578	949,826
Restricted cash	7,769	5,917
Other current assets	122,076	131,939
Total current assets	10,776,948	8,159,522
Property, plant and equipment, net	1,904,020	1,487,663
Operating lease assets	1,582,873	1,571,395
Intangible assets
Definite-lived intangible assets, net	1,118,166	1,050,622
Indefinite-lived intangible assets, net	378,181	368,712
Goodwill	2,619,356	2,529,380
Long-term advances	654,938	568,558
Other long-term assets	890,608	724,989
Total assets	$19,925,090	$16,460,841
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,670,651	$1,791,025
Accounts payable	293,865	180,076
Accrued expenses	2,778,581	2,368,434
Deferred revenue	5,025,871	3,134,800
Current portion of long-term debt, net	51,489	620,032
Current portion of operating lease liabilities	146,931	140,232
Other current liabilities	56,143	68,716
Total current liabilities	10,023,531	8,303,315
Long-term debt, net	6,554,697	5,283,467
Long-term operating lease liabilities	1,659,898	1,654,525
Other long-term liabilities	562,016	455,971
Commitments and contingent liabilities
Redeemable noncontrolling interests	753,519	669,766
Stockholders' equity
Common stock	2,291	2,285
Additional paid-in capital	2,438,660	2,698,316
Accumulated deficit	(2,680,716)	(2,971,229)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	59,253	(90,076)
Total Live Nation stockholders' equity	(187,377)	(367,569)
Noncontrolling interests	558,806	461,366
Total equity	371,429	93,797
Total liabilities and equity	$19,925,090	$16,460,841

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands except share and per share data)
Revenue	$5,630,723	$4,434,174	$8,758,113	$6,236,982
Operating expenses:
Direct operating expenses	4,164,778	3,267,023	6,280,367	4,338,045
Selling, general and administrative expenses	868,595	672,213	1,558,916	1,242,395
Depreciation and amortization	136,514	115,927	251,699	216,396
Loss (gain) on disposal of operating assets	(7,013)	1,065	(6,509)	2,730
Corporate expenses	81,478	59,247	144,493	91,657
Operating income	386,371	318,699	529,147	345,759
Interest expense	81,995	68,435	171,210	135,208
Loss on extinguishment of debt	—	—	18,366	—
Interest income	(56,452)	(13,192)	(96,765)	(20,756)
Equity in earnings of nonconsolidated affiliates	(5,558)	(1,955)	(9,665)	(6,243)
Other expense (income), net	(6,599)	5,039	4,984	14,438
Income before income taxes	372,985	260,372	441,017	223,112
Income tax expense	41,648	31,995	65,488	43,691
Net income	331,337	228,377	375,529	179,421
Net income attributable to noncontrolling interests	37,655	40,577	85,016	41,803
Net income attributable to common stockholders of Live Nation	$293,682	$187,800	$290,513	$137,618

Basic net income per common share available to common stockholders of Live Nation	$1.04	$0.69	$0.78	$0.31
Diluted net income per common share available to common stockholders of Live Nation	$1.02	$0.66	$0.78	$0.30

Weighted average common shares outstanding:
Basic	228,536,179	224,674,447	228,350,537	223,290,226
Diluted	243,660,186	243,634,764	230,490,937	231,367,674

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$293,682	$187,800	$290,513	$137,618
Accretion of redeemable noncontrolling interests	(56,621)	(32,560)	(111,554)	(68,274)
Net income available to common stockholders of Live Nation—basic	$237,061	$155,240	$178,959	$69,344
Convertible debt interest, net of tax	10,804	6,365	—	—
Net income available to common stockholders of Live Nation—diluted	$247,865	$161,605	$178,959	$69,344

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$331,337	$228,377	$375,529	$179,421
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge	11,658	7,687	7,709	31,656
Realized loss (gain) on cash flow hedge	(4,256)	1,247	(7,804)	3,149
Foreign currency translation adjustments	69,276	(54,164)	149,424	(16,412)
Comprehensive income	408,015	183,147	524,858	197,814
Comprehensive income attributable to noncontrolling interests	37,655	40,577	85,016	41,803
Comprehensive income attributable to common stockholders of Live Nation	$370,360	$142,570	$439,842	$156,011

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2023	228,859,789	$2,289	$2,535,553	$(2,974,398)	$(6,865)	$(17,425)	$539,992	$79,146	$710,350
Non-cash and stock-based compensation	—	—	27,763	—	—	—	—	27,763	—
Common stock issued under stock plans, net of shares withheld for employee taxes	32,526	1	(516)	—	—	—	—	(515)	—
Exercise of stock options	191,879	1	4,004	—	—	—	—	4,005	—
Acquisitions	—	—	—	—	—	—	8,777	8,777	13,988
Purchases of noncontrolling interests	—	—	(71,776)	—	—	—	(15,684)	(87,460)	659
Redeemable noncontrolling interests fair value adjustments	—	—	(56,368)	—	—	—	—	(56,368)	56,368
Contributions received	—	—	—	—	—	—	8,772	8,772	—
Cash distributions	—	—	—	—	—	—	(30,484)	(30,484)	(52,210)
Other	—	—	—	—	—	—	26,295	26,295	7,847
Comprehensive income (loss):
Net income	—	—	—	293,682	—	—	21,138	314,820	16,517
Unrealized gain on cash flow hedge	—	—	—	—	—	11,658	—	11,658	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,256)	—	(4,256)	—
Foreign currency translation adjustments	—	—	—	—	—	69,276	—	69,276	—
Balances at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,680,716)	$(6,865)	$59,253	$558,806	$371,429	$753,519

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766
Non-cash and stock-based compensation	—	—	55,334	—	—	—	—	55,334	—
Common stock issued under stock plans, net of shares withheld for employee taxes	217,501	2	(8,466)	—	—	—	—	(8,464)	—
Exercise of stock options	211,841	2	4,997	—	—	—	—	4,999	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	67,243	67,243	26,296
Purchases of noncontrolling interests	—	—	(97,648)	—	—	—	(27,090)	(124,738)	659
Redeemable noncontrolling interests fair value adjustments	—	—	(111,046)	—	—	—	—	(111,046)	111,046
Contributions received	—	—	—	—	—	—	14,631	14,631	85
Cash distributions	—	—		—	—	—	(74,693)	(74,693)	(62,916)
Other	—	—	—	—	—	—	54,320	54,320	(13,404)
Comprehensive income (loss):
Net income	—	—	—	290,513	—	—	63,029	353,542	21,987
Unrealized gain on cash flow hedge	—	—	—	—	—	7,709	—	7,709	—
Realized gain on cash flow hedge	—	—	—	—	—	(7,804)	—	(7,804)	—
Foreign currency translation adjustments	—	—	—	—	—	149,424	—	149,424	—
Balance at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,680,716)	$(6,865)	$59,253	$558,806	$371,429	$753,519

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2022	223,531,301	$2,235	$2,888,551	$(3,317,397)	$(6,865)	$(84,341)	$372,200	$(145,617)	$581,652
Non-cash and stock-based compensation	—	—	13,221	—	—	—	—	13,221	—
Common stock issued under stock plans, net of shares withheld for employee taxes	544,593	6	(5,169)	—	—	—	—	(5,163)	—
Exercise of stock options	1,505,385	15	13,287	—	—	—	—	13,302	—
Acquisitions	—	—	—	—	—	—	4,782	4,782	3,023
Purchases of noncontrolling interests	—	—	(20,846)	—	—	—	(4,774)	(25,620)	(1,457)
Redeemable noncontrolling interests fair value adjustments	—	—	(33,020)	—	—	—	—	(33,020)	32,560
Contributions received	—	—	—	—	—	—	9,190	9,190	—
Cash distributions	—	—	—	—	—	—	(18,162)	(18,162)	(8,986)
Other	—	—	(2,411)	—	—	—	46,449	44,038	(46,868)
Comprehensive income (loss):
Net income	—	—	—	187,800	—	—	35,477	223,277	5,100
Unrealized gain on cash flow hedge	—	—	—	—	—	7,687	—	7,687	—
Realized loss on cash flow hedge	—	—	—	—	—	1,247	—	1,247	—
Foreign currency translation adjustments	—	—	—	—	—	(54,164)	—	(54,164)	—
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	174,811	—	—	—	—	174,811	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,097,262	11	(41,742)	—	—	—	—	(41,731)	—
Exercise of stock options	2,519,283	25	26,026	—	—	—	—	26,051	—
Acquisitions	—	—	—	—	—	—	5,181	5,181	8,677
Purchases of noncontrolling interests	—	—	(36,087)	—	—	—	(7,672)	(43,759)	(1,457)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(68,734)	—	—	—	—	(68,734)	68,274
Contributions received	—	—	—	—	—	—	15,402	15,402	25
Cash distributions	—	—		—	—	—	(49,970)	(49,970)	(16,144)
Other	—	—	(2,370)	—	—	—	48,232	45,862	(47,947)
Comprehensive income (loss):
Net income	—	—	—	137,618	—	—	40,128	177,746	1,675
Unrealized gain on cash flow hedge	—	—	—	—	—	31,656	—	31,656	—
Realized loss on cash flow hedge	—	—	—	—	—	3,149	—	3,149
Foreign currency translation adjustments	—	—	—	—	—	(16,412)	—	(16,412)	—
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$375,529	$179,421
Reconciling items:
Depreciation	127,670	114,119
Amortization	124,029	102,277
Amortization of non-recoupable ticketing contract advances	41,597	40,392
Amortization of debt issuance costs and discounts	8,949	8,224
Loss on extinguishment of debt	18,366	—
Stock-based compensation expense	55,333	61,741
Unrealized changes in fair value of contingent consideration	20,100	18,010
Equity in losses of nonconsolidated affiliates, net of distributions	9,019	10,112
Provision for uncollectible accounts receivable	20,120	25,702
Loss (gain) on mark-to-market of equity investments	(26,408)	5,657
Other, net	4,918	3,928
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(395,516)	(440,290)
Increase in prepaid expenses and other assets	(836,672)	(607,939)
Increase in accounts payable, accrued expenses and other liabilities	298,718	972,906
Increase in deferred revenue	1,801,097	1,053,178
Net cash provided by operating activities	1,646,849	1,547,438
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(118,973)	(30,558)
Collections of notes receivable	8,286	11,074
Investments made in nonconsolidated affiliates	(26,336)	(46,699)
Purchases of property, plant and equipment	(202,531)	(130,278)
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	69,359	(39,854)
Purchases of intangible assets	(35,088)	(6,129)
Other, net	6,077	(2,292)
Net cash used in investing activities	(299,206)	(244,736)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	986,766	4,009
Payments on long-term debt	(614,030)	(22,638)
Contributions from noncontrolling interests	14,716	13,448
Distributions to noncontrolling interests	(137,609)	(66,114)
Purchases and sales of noncontrolling interests, net	(88,239)	(27,138)
Payments for capped call transactions	(75,500)	—
Proceeds from exercise of stock options	4,999	26,051
Taxes paid for net share settlement of equity awards	(8,464)	(41,731)
Payments for deferred and contingent consideration	(9,440)	(22,508)
Other, net	315	(1,014)
Net cash provided by (used in) financing activities	73,514	(137,635)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	103,111	(186,703)
Net increase in cash, cash equivalents, and restricted cash	1,524,268	978,364
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	4,887,792
Cash, cash equivalents and restricted cash at end of period	$7,136,642	$5,866,156
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
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity owners or the equity holders, as a group, lack the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of June 30, 2023 and December 31, 2022, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $882 million and $514 million of assets and $625 million and $427 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the June 30, 2023 and December 31, 2022 cash and cash equivalents balance is $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of June 30, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first six months of 2023.
In August 2022, the Inflation Reduction Act (IRA) was enacted in the United States, which includes health care, clean energy, and income tax provisions. The income tax provisions amend the Internal Revenue Code to include among other things a corporate alternative minimum tax starting in the 2023 tax year. The Company is still assessing the impact due to a lack of United States Treasury regulations on this matter; however, the IRA is not expected to have a material impact on the Company's financial statements due to net operating losses and full valuation allowances for the United States, which is our most significant jurisdiction. We will continue to monitor to ensure our financial results and related tax disclosures are in compliance with the IRA tax legislation.
Accounting Pronouncements - Adopted
In October 2021, the FASB issued Accounting Standards Update (ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. This ASU should be applied prospectively to acquisitions occurring on or after the effective date of December 15, 2022, and early adoption is permitted. We adopted this guidance on January 1, 2023. The adoption is not expected to have a material impact on our consolidated financial statements.

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Land, buildings and improvements	$1,989,861	$1,648,488
Computer equipment and capitalized software	897,238	910,793
Furniture and other equipment	576,119	535,719
Construction in progress	229,125	244,618
Property, plant and equipment, gross	3,692,343	3,339,618
Less: accumulated depreciation	1,788,323	1,851,955
Property, plant and equipment, net	$1,904,020	$1,487,663
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2023:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2022:
Gross carrying amount	563,210	$824,785	$148,022	$188,596	$35,736	$1,760,349
Accumulated amortization	(209,518)	(316,581)	(58,588)	(97,931)	(27,109)	(709,727)
Net	353,692	508,204	89,434	90,665	8,627	1,050,622
Gross carrying amount:
Acquisitions and additions—current year	18,429	27,125	47,045	—	20,224	112,823
Acquisitions and additions—prior year	619	24,530	(11)	—	—	25,138
Foreign exchange	16,306	24,320	2,795	7,434	171	51,026
Other (2)	(12,127)	(42,442)	—	(13,583)	(16,601)	(84,753)
Net change	23,227	33,533	49,829	(6,149)	3,794	104,234
Accumulated amortization:
Amortization	(38,482)	(50,041)	(8,662)	(9,240)	(6,301)	(112,726)
Foreign exchange	(3,058)	(5,312)	(692)	(1,108)	(413)	(10,583)
Other (2)	12,077	43,135	45	13,589	17,773	86,619
Net change	(29,463)	(12,218)	(9,309)	3,241	11,059	(36,690)
Balance as of June 30, 2023:
Gross carrying amount	586,437	858,318	197,851	182,447	39,530	1,864,583
Accumulated amortization	(238,981)	(328,799)	(67,897)	(94,690)	(16,050)	(746,417)
Net	$347,456	$529,519	$129,954	$87,757	$23,480	$1,118,166

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions and additions amounts above are definite-lived intangible assets primarily associated with the acquisitions of certain venue management businesses located in the United States as well as additions for music publishing rights.

The 2023 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	5
Client/vendor relationships	5
Venue management and leaseholds	14
Technology (1)	3
All categories	8
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
Amortization of definite-lived intangible assets for the three months ended June 30, 2023 and 2022 was $55.2 million and $52.6 million, respectively, and for the six months ended June 30, 2023 and 2022 was $112.7 million and $102.3 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2022:
Goodwill	$1,349,426	$979,742	$635,575	$2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	914,063	979,742	635,575	2,529,380

Acquisitions—current year	29,934	—	—	29,934
Acquisitions—prior year	1,399	(106)	—	1,293
Dispositions	(6,183)	—	—	(6,183)
Foreign exchange	7,933	29,147	27,852	64,932

Balance as of June 30, 2023:
Goodwill	1,382,509	1,008,783	663,427	3,054,719
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$947,146	$1,008,783	$663,427	$2,619,356
Included in the current year acquisitions amounts above is goodwill primarily associated with the acquisitions of certain venue management businesses located in the United States.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At June 30, 2023 and December 31, 2022, we had investments in nonconsolidated affiliates of $410.5 million and $408.8 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$76,999	$71,750	$142,328	$135,511
Variable and short-term lease expense	40,963	34,861	72,305	52,893
Sublease income	(2,424)	(1,304)	(4,612)	(2,274)
Net lease expense	$115,538	$105,307	$210,021	$186,130
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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$137,924	$121,953
Lease assets obtained in exchange for lease obligations, net of terminations	$87,505	$185,119
As of June 30, 2023, we have additional operating leases that have not yet commenced, with total lease payments of $146.7 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2023 to June 2030 due to certain offices and venues under construction with lease terms ranging from 2 to 30 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$372,500	$382,500
Term loan B	841,274	845,644
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.5% Convertible Senior Notes due 2023	—	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	—
Other long-term debt	526,692	252,199
Total principal amount	6,665,466	5,955,343
Less: unamortized discounts and debt issuance costs	(59,280)	(51,844)
Total long-term debt, net of unamortized discounts and debt issuance costs	6,606,186	5,903,499
Less: current portion	51,489	620,032
Total long-term debt, net	$6,554,697	$5,283,467

Future maturities of long-term debt at June 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$33,021
2024	1,478,730
2025	50,443
2026	1,394,009
2027	2,153,142
Thereafter	1,556,121
Total	$6,665,466
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
3.125% Convertible Senior Notes due 2029
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of June 30, 2023.

We may redeem for cash all or any portion of the notes, at our option, on or after January 21, 2026 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2029 Notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
As of June 30, 2023, the remaining period for the unamortized debt issuance costs balance of $14.3 million was approximately six years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of June 30, 2023, the effective interest rate on the notes was 3.4%.
In connection with the issuance of the 2029 Notes, we entered into privately negotiated capped call transactions with several counterparties. The cap price of the capped call transactions is initially $144.52, which represents a premium of 100% over the last reported sale price of the Company’s common stock on January 9, 2023. The cost of the capped call transactions was a $75.5 million impact to additional paid-in capital.
Debt Extinguishment
In conjunction with the issuance of the 2029 Notes, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023 resulting in a loss on debt repurchase of $18.4 million and a charge to additional paid-in capital for the induced conversion of $27.3 million. On March 15, 2023, we redeemed the remaining $110.0 million aggregate principal amount of the 2.5% convertible senior notes and issued 156,750 common shares of stock.
Senior Secured Facility Amendment
In February 2023, we amended our senior secured credit facility. The amendments provide for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in United States Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of the Company’s ability to draw letters of credit in Canadian Dollars.
Other Long-term Debt
As of June 30, 2023, other long-term debt includes $270.7 million for debt due in 2026 acquired as part of an acquisition of a venue management business during the first quarter of 2023 in the United States.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	June 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$868,704	$—	$868,704	$503,964	$—	$503,964
Interest rate swaps	$—	$55,616	$55,616	$—	$41,515	$41,515

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2023	December 31, 2022
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,207,980	$1,175,460
3.75% Senior Secured Notes due 2028	$447,155	$429,035
4.875% Senior Notes due 2024	$568,198	$560,027
5.625% Senior Notes due 2026	$293,646	$285,315
4.75% Senior Notes due 2027	$887,082	$847,562
2.5% Convertible Senior Notes due 2023	$—	$588,473
2.0% Convertible Senior Notes due 2025	$425,792	$397,536
3.125% Convertible Senior Notes due 2029	$1,106,960	$—
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
In April 2021, the court in the Gomel lawsuit declined to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages. The court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 2015 through April 2021 that were initially purchased on Ticketmaster.ca. In May 2021, Ticketmaster and Live Nation filed a notice of appeal of the class certification ruling, and the plaintiff filed a cross-appeal shortly thereafter. The appeals were heard in early February 2023. In July 2023, the Court of Appeal for British Columbia issued its ruling, finding that the trial court erred by certifying common issues related to damages in the absence of any evidence supporting a plausible methodology to determine damages on a class-wide basis and remitted the matter back to the motion judge to reconsider his ruling. The Court of Appeal also allowed plaintiff’s cross-appeal in part and returned the issue of whether the plaintiff’s Competition Act and Unjust Enrichment claims should be certified to the motion judge for reconsideration.
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-notices of appeal of the court’s ruling. A hearing on the parties’ motions for leave to appeal took place in March 2023 and the parties await the court’s ruling.
The class certification hearing in the Thompson-Marcial matter has been scheduled for December 2023. The McPhee matter is stayed pending the outcome of the Watch matter.
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
Astroworld Litigation and Related Investigation
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
In June 2023, the Houston Police Department concluded its investigation and a Grand Jury was empaneled to determine whether criminal charges should be brought against any persons or entities involved in the festival. The Grand Jury returned no indictments and the criminal matter is now complete.
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

Other Litigation
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon purported violations of antitrust laws, intellectual property rights and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at our venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the outcomes of proceedings.

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2023:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2022	$41,283	$(131,359)	$(90,076)
Other comprehensive income before reclassifications	7,709	149,424	157,133
Amount reclassified from AOCI	(7,804)	—	(7,804)
Net other comprehensive income (loss)	(95)	149,424	149,329
Balance at June 30, 2023	$41,188	$18,065	$59,253
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares—basic	228,536,179	224,674,447	228,350,537	223,290,226
Effect of dilutive securities:
Stock options and restricted stock	2,119,347	7,096,282	2,140,400	8,077,448
Convertible senior notes	13,004,660	11,864,035	—	—
Weighted average common shares—diluted	243,660,186	243,634,764	230,490,937	231,367,674
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	3,750	3,750	3,750	3,750
Restricted stock and deferred stock—unvested	2,739,954	259,200	2,736,173	211,922
Conversion shares related to the convertible senior notes	—	—	13,004,660	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2,743,704	262,950	15,744,583	12,079,707

NOTE 8—SEGMENTS AND REVENUE RECOGNITION
For the six months ended June 30, 2023 and 2022, our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2023 and 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2023
Revenue	$4,633,291	$709,342	$302,859	$(14,769)	$—	$5,630,723
% of Consolidated Revenue	82.3%	12.6%	5.4%	(0.3)%
Intersegment revenue	$3,300	$2,397	$—	$(5,697)	$—	$—
AOI	$168,058	$292,685	$203,139	$(18,142)	$(56,043)	$589,697

Three Months Ended June 30, 2022
Revenue	$3,597,761	$575,305	$263,786	$(2,678)	$—	$4,434,174
% of Consolidated Revenue	81.1%	13.0%	5.9%	—%
Intersegment revenue	$1,575	$1,646	$—	$(3,221)	$—	$—
AOI	$122,944	$230,759	$178,304	$(2,027)	$(50,381)	$479,599

Six Months Ended June 30, 2023
Revenue	$6,914,503	$1,387,083	$472,977	$(16,450)	$—	$8,758,113
% of Consolidated Revenue	78.9%	15.8%	5.4%	(0.1)%
Intersegment revenue	$4,198	$3,180	$—	$(7,378)	$—	$—
AOI	$168,890	$563,736	$298,670	$(26,081)	$(95,808)	$909,407

Six Months Ended June 30, 2022
Revenue	$4,805,586	$1,055,704	$379,475	$(3,783)	$—	$6,236,982
% of Consolidated Revenue	77.0%	16.9%	6.1%	—%
Intersegment revenue	$2,227	$2,912	$—	$(5,139)	$—	$—
AOI	$73,778	$436,979	$248,004	$(6,407)	$(63,716)	$688,638

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
AOI	589,697	$479,599	$909,407	$688,638
Acquisition expenses	24,829	9,543	38,140	21,620
Amortization of non-recoupable ticketing contract advances	21,234	21,865	41,597	40,392
Depreciation and amortization	136,514	115,927	251,699	216,396
Loss (gain) on disposal of operating assets	(7,013)	1,065	(6,509)	2,730
Stock-based compensation expense	27,762	12,500	55,333	61,741
Operating income	$386,371	$318,699	$529,147	$345,759

Contract Advances
At June 30, 2023 and December 31, 2022, we had ticketing contract advances of $97.5 million and $106.5 million, respectively, recorded in prepaid expenses and $128.1 million and $105.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $21.2 million and $21.9 million for the three months ended June 30, 2023 and 2022, respectively, and $41.6 million and $40.4 million for the six months ended June 30, 2023 and 2022, respectively, related to non-recoupable ticketing contract advances.
Sponsorship Agreements
At June 30, 2023, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.6 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 21%, 30%, 22% and 27% of this revenue in the remainder of 2023, 2024, 2025 and thereafter, respectively.
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
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Concerts	$1,133,662	$1,031,758	$1,815,042	$1,310,304
Ticketing	61,641	56,110	96,241	79,153
Sponsorship & Advertising	57,247	57,059	107,927	91,298
	$1,252,550	$1,144,927	$2,019,210	$1,480,755

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

Executive Overview

It was a record setting quarter for the Company both financially and in our key performance indicators. We saw exceptional fan demand globally and growth most notably in our international markets. Our overall revenue increased by 27% to $5.6 billion on a reported basis and on a constant currency basis as compared to the second quarter of 2022. All three of our reporting segments had double-digit percentage revenue growth in the quarter. For the second quarter in a row, the most significant growth came from our Concerts segment as a result of increased shows, fans, and onsite spend which contributed to the success of our other divisions. Our operating income for the quarter improved by $68 million, from $319 million in the second quarter of 2022 to $386 million in the second quarter of 2023 due to higher performance from all three of our major business segments. The improvement in operating income was $62 million on a constant currency. Consolidated AOI for the second quarter increased by $110 million, from $480 million in 2022 to $590 million this year. The increase was $103 million on a constant currency.
For the first six months of 2023, our consolidated revenue increased by $2.5 billion compared to the same period in 2022, from $6.2 billion to $8.8 billion. The increase was $2.6 billion on a constant currency. We had consolidated operating income of $529 million for the first six months of 2023, compared to operating income of $346 million for the first six months of 2022, an improvement of $183 million. Consolidated AOI for the first six month increased by $221 million compared to the same period in 2022, from $689 million to $909 million. The increase was $216 million on a constant currency.
Our international markets performed strongly in the quarter and it was our largest quarter ever outside the United States, powered by the strength of our high-demand, multi-country tours and ticket sales from Latin America to the United Kingdom. Our event related deferred revenue balance of $4.3 billion as of June 30, 2023 is up $1.2 billion or over 35% growth compared to June 30, 2022. This, coupled with current ticket sales suggest continued strong demand for concerts, making us confident for continued success in the remainder of the year.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.

Our Concerts segment revenue for the quarter compared to the same period in 2022 increased by $1.0 billion, or 29%, from $3.6 billion to $4.6 billion. The revenue growth was the result of more fans enjoying their favorite artists and spending more money at the events to maximize their unique live experiences. The number of fans for the quarter was 37 million compared to approximately 34 million last year, for growth of 3 million fans or 10%. The growth was largely in our international markets – in particular mainland Europe, Asia Pacific and Latin America. Growth in stadium and arena fan count drove the majority of the increase. Some of the larger acts touring globally in the second quarter included Coldplay, Beyoncé, and Harry Styles. Our ancillary revenue spending at our United States amphitheater shows was over $40 per fan for the first six months of 2023, double-digit growth over 2022 levels, driven by higher food and beverage spending as well as upsells. Concerts operating income for the quarter improved by $41 million compared to the same period in 2022, from $38 million to $78 million. For the first six months of 2023, Concerts revenue grew $2.1 billion compared to the same period in 2022, from $4.8 billion to $6.9 billion. Concerts AOI for the first six months increased by $95 million compared to the same period in 2022, from $74 million to $169 million. Through the end of June 2023, our fan count was 56 million compared to 45 million last year, an improvement of 11 million fans or 25%.
Our Ticketing segment revenue for the quarter increased by $134 million, or 23%, compared to the same period in 2022 from $575 million to $709 million. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand and higher non-service fee revenue. We sold approximately 79 million fee-bearing tickets in the second quarter of 2023 compared to 72 million tickets in the same period of the prior year, an increase of 10%. In regards to GTV, North America increased by 22% on fee-bearing ticket sales while International rose by 34% compared to the same period last year. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences. Ticketing operating income for the quarter improved by $60 million compared to the same period in 2022, from $179 million to $239 million.
For the first six months of 2023, our Ticketing revenue grew by $331 million compared to the same period in 2022, from $1.1 billion to $1.4 billion. Ticketing AOI for the first six months of 2023 increased by $127 million compared to the same period in 2022, from $437 million to $564 million. Through the end of June 2023, our fee-bearing ticket sales were 151 million tickets, 28 million ahead of 2022. Overall pricing on our fee-bearing tickets for the first half of the year is up more than 13% compared to 2022. Lastly, we have signed 14 million net new tickets so far this year, which gives us confidence our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the quarter increased by $39 million, or 15%, compared to the same period in 2022 from $264 million to $303 million. The increase was driven in part by our United States business with new or expanded deals for our owned and operated amphitheaters, the addition of the new Moody Center arena in Austin, and Ticketmaster’s new global relationship with PayPal, our preferred payment partner moving forward. Operating income for the quarter increased by $5 million compared to the same period in 2022, from $169 million to $174 million. For the first six months of 2023, our Sponsorship & Advertising revenue grew $94 million compared to the same period in 2022, from $379 million to $473 million. Sponsorship & Advertising AOI for the first six month increased by $51 million compared to the same period in 2022, from $248 million to $299 million.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform with more shows and fans in both existing and new markets as well as improving the on-site experience for our fans by enhancing food and beverage products and premium service offerings. We will drive conversion of ticket sales through development of innovative products that support selling tickets to fans. Our ticket marketplaces have reduced friction in the ticket purchase experience and created additional revenue opportunities. In addition, we continue to grow our sponsorship and advertising partnerships and our clients are able to reach their customers via the powerful connection that live shows creates with ardent fans.
Serving artists remains at the center of our strategy and we work with them to continue improving the fan experience. We joined with more than 20 of the industry’s top artist coalitions, management groups, music labels, and agencies to propose the FAIR Ticketing Act which focuses on reforms that will protect fans, artists, and venues. As part of this, we joined with President Biden to champion all-in pricing at the venues we operate and pushed for increased transparency to consumers, outlawing speculative tickets, greater enforcement of the BOTS Act and elimination of other deceptive practices. We believe these are positive first steps to a broader reform that is needed in the industry.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2023			2022
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$5,630,723	$(17,388)	$5,613,335	$4,434,174	27%	27%
Operating expenses:
Direct operating expenses	4,164,778	(9,319)	4,155,459	3,267,023	27%	27%
Selling, general and administrative expenses	868,595	(1,077)	867,518	672,213	29%	29%
Depreciation and amortization	136,514	(1,541)	134,973	115,927	18%	16%
Loss (gain) on disposal of operating assets	(7,013)	(31)	(7,044)	1,065	*	*
Corporate expenses	81,478	(12)	81,466	59,247	38%	38%
Operating income	386,371	$(5,408)	$380,963	318,699	21%	20%
Operating margin	6.9%		6.8%	7.2%
Interest expense	81,995			68,435
Interest income	(56,452)			(13,192)
Equity in earnings of nonconsolidated affiliates	(5,558)			(1,955)
Other expense, net	(6,599)			5,039
Income before income taxes	372,985			260,372
Income tax expense	41,648			31,995
Net income	331,337			228,377
Net income attributable to noncontrolling interests	37,655			40,577
Net income attributable to common stockholders of Live Nation	$293,682			$187,800
_______

*	Percentages are not meaningful.
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

Revenue
Revenue increased $1.2 billion during the three months ended June 30, 2023 as compared to the same period of the prior year due to increased revenue in our Concerts segment of $1.0 billion, Ticketing segment of $134.0 million and Sponsorship & Advertising of $39.1 million as further discussed within each segment’s operating results.
Operating income
Operating income increased $67.7 million during the three months ended June 30, 2023 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $40.7 million, Ticketing segment of $59.5 million and Sponsorship & Advertising of $5.3 million as further discussed within each segment’s operating results. These increases were partially offset by higher expenses primarily due to higher stock-based compensation expense due to timing of grants made in 2022 as well as higher acquisition transaction expenses due to more acquisitions in the second quarter of 2023.
Interest income
Interest income increased $43.3 million during the three months ended June 30, 2023 as compared to the same period of the prior year, primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and increase in cash and cash equivalents.

Consolidated Results of Operations
Six Months

	Six Months Ended June 30,				% Change
	2023			2022
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$8,758,113	$35,814	$8,793,927	$6,236,982	40%	41%
Operating expenses:
Direct operating expenses	6,280,367	30,012	6,310,379	4,338,045	45%	45%
Selling, general and administrative expenses	1,558,916	11,357	1,570,273	1,242,395	25%	26%
Depreciation and amortization	251,699	(5,546)	246,153	216,396	16%	14%
Loss (gain) on disposal of operating assets	(6,509)	16	(6,493)	2,730	*	*
Corporate expenses	144,493	—	144,493	91,657	58%	58%
Operating income	529,147	$(25)	$529,122	345,759	53%	53%
Operating margin	6.0%		6.0%	5.5%
Interest expense	171,210			135,208
Loss on extinguishment of debt	18,366			—
Interest income	(96,765)			(20,756)
Equity in earnings of nonconsolidated affiliates	(9,665)			(6,243)
Other expense, net	4,984			14,438
Income before income taxes	441,017			223,112
Income tax expense	65,488			43,691
Net income	375,529			179,421
Net income attributable to noncontrolling interests	85,016			41,803
Net income attributable to common stockholders of Live Nation	$290,513			$137,618
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $2.5 billion during the six months ended June 30, 2023 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $2.1 billion, Ticketing segment of $331.4 million and Sponsorship & Advertising of $93.5 million as further discussed within each segment’s operating results.
Operating income
Operating income increased $183.4 million during the six months ended June 30, 2023 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $105.9 million, Ticketing segment of $125.6 million and Sponsorship & Advertising segment of $23.5 million as further discussed within each segment’s operating results. These increases were partially offset by higher Corporate expenses primarily due to higher compensation expense in 2023 due to headcount growth as a result of increased operating opportunities in 2023.
Interest expense
Interest expense increased $36.0 million, or 27%, during the six months ended June 30, 2023 as compared to the same period of the prior year, primarily driven by the issuance of our 3.125% convertible senior notes due 2029 in January 2023.

Interest income
Interest income increased $76.0 million during the six months ended June 30, 2023 as compared to the same period of the prior year, primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and increase in cash and cash equivalents.
Income tax expense
For the six months ended June 30, 2023, we had a net tax expense of $65.5 million on income before income taxes of $441.0 million compared to a net tax expense of $43.7 million on an income before income taxes of $223.1 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the income tax expense consisted of $54.8 million related to foreign entities, $2.4 million related to United States federal taxes, and $8.3 million related to state and local income taxes. The net increase in tax expense of $21.8 million was primarily due to profits in certain non-United States jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $43.2 million during the six months ended June 30, 2023 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses during the first six months of 2023 as compared to the prior year.

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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of operated and third-party venues, talent fees, average paid attendance, market ticket pricing, advance ticket sales and the number of major artist clients under management. In addition, at our operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	8,111	8,057	14,420	12,793
International	4,130	4,491	7,726	6,469
Total estimated events	12,241	12,548	22,146	19,262
Estimated fans:
North America	18,474	17,427	26,131	24,255
International	18,599	16,415	29,842	20,484
Total estimated fans	37,073	33,842	55,973	44,739
Ticketing (2)
Estimated number of fee-bearing tickets sold	78,879	71,966	151,145	123,529
Estimated number of non-fee-bearing tickets sold	71,236	67,847	144,436	127,730
Total estimated tickets sold	150,115	139,813	295,581	251,259
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$4,633,291	$3,597,761	29%	$6,914,503	$4,805,586	44%
Direct operating expenses	3,884,238	3,018,463	29%	5,722,684	3,928,740	46%
Selling, general and administrative expenses	604,333	467,889	29%	1,060,878	852,007	25%
Depreciation and amortization	72,913	72,595	—%	143,441	133,758	7%
Loss (gain) on disposal of operating assets	(6,674)	1,058	*	(6,559)	2,926	*
Operating income (loss)	$78,481	$37,756	*	$(5,941)	$(111,845)	95%
Operating margin	1.7%	1.0%		(0.1)%	(2.3)%
AOI	$168,058	$122,944	37%	$168,890	$73,778	*
AOI margin **	3.6%	3.4%		2.4%	1.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.
Three Months
Revenue
Concerts revenue increased $1.0 billion during the three months ended June 30, 2023 as compared to the same period of the prior year, primarily due to more stadium shows in Europe and increased activity in the Asia Pacific market, which was largely closed during the second quarter of 2022. In addition, there were higher revenues for shows in arenas and theaters and clubs in the United States during the second quarter of 2023 as compared to 2022. Concerts had incremental revenue of $114.2 million during the three months ended June 30, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $45.1 million and operating income increased $40.7 million for the three months ended June 30, 2023 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows and festivals discussed above as well as higher ancillary sales including on-site food and beverage and upsell spend. These increases were partially offset by related costs, including increased compensation expenses due to increased headcount as more markets were open compared to the prior period.
Six Months
Revenue
Concerts revenue increased $2.1 billion during the six months ended June 30, 2023 as compared to the same period of the prior year primarily due to more shows and festivals in Europe and the United States as well as the Asia Pacific market, which was largely closed during the first six months of 2022. Concerts had incremental revenue of $299.1 million during the six months ended June 30, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $95.1 million and operating income increased $105.9 million during the six months ended June 30, 2023 as compared to the same period of the prior year primarily driven by an increase in revenues from the number of shows and festivals discussed above partially offset by increased direct operating expenses to support these events and increased selling general and administrative expenses primarily related to increased headcount and compensation expenses. The increase in operating income outside of AOI of $10.8 million is primarily related to lower stock-based compensation of $17.2 million attributable to timing of grants partially offset by higher depreciation and amortization of $9.7 million for additional capital expenditures incurred to support the increased operations.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$709,342	$575,305	23%	$1,387,083	$1,055,704	31%
Direct operating expenses	233,080	193,871	20%	471,237	344,177	37%
Selling, general and administrative expenses	210,400	173,747	21%	403,595	321,203	26%
Depreciation and amortization	27,623	28,605	(3)%	52,707	56,657	(7)%
Loss (gain) on disposal of operating assets	(340)	7	*	34	(196)	*
Operating income	$238,579	$179,075	33%	$459,510	$333,863	38%
Operating margin	33.6%	31.1%		33.1%	31.6%
AOI	$292,685	$230,759	27%	$563,736	$436,979	29%
AOI margin **	41.3%	40.1%		40.6%	41.4%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $134.0 million during the three months ended June 30, 2023 as compared to the same period of the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased $61.9 million and operating income increased $59.5 million during the three months ended June 30, 2023 as compared to the same period of the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.
Six Months
Revenue
Ticketing revenue increased $331.4 million during the six months ended June 30, 2023 as compared to the same period of the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased $126.8 million and operating income increased $125.6 million during the six months ended June 30, 2023 as compared to the same period of the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$302,859	$263,786	15%	$472,977	$379,475	25%
Direct operating expenses	59,843	57,910	3%	100,510	70,267	43%
Selling, general and administrative expenses	42,235	28,250	50%	78,307	64,350	22%
Depreciation and amortization	26,521	8,712	*	42,763	16,937	*
Operating income	$174,260	$168,914	3%	$251,397	$227,921	10%
Operating margin	57.5%	64.0%		53.2%	60.1%
AOI	$203,139	$178,304	14%	$298,670	$248,004	20%
AOI margin *	67.1%	67.6%		63.1%	65.4%
_______

*	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $39.1 million during the three months ended June 30, 2023 as compared to the same period of the prior year primarily driven by new and expanded domestic venue sponsorships as well as incremental revenue from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $24.8 million and operating income increased $5.3 million for the three months ended June 30, 2023 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above and incremental operating income from acquisitions. The increases were partially offset by increases in selling, general and administrative expenses. The decrease in operating income outside of AOI of $19.5 million was primarily due to depreciation and amortization related to assets utilized to support higher activity levels as compared to the prior year.

Six Months
Revenue
Sponsorship & Advertising revenue increased $93.5 million during the six months ended June 30, 2023 as compared to the same period of the prior year primarily due to new venue sponsorships and increased activity in international markets.
Operating results
Sponsorship & Advertising AOI increased $50.7 million and operating income increased $23.5 million during the six months ended June 30, 2023 as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above and incremental operating income from acquisitions. The increases were partially offset by increases in direct operating expenses, including higher artist activation costs. The decrease in operating income outside of AOI of $27.2 million was primarily due to depreciation and amortization related to assets utilized to support higher activity levels as compared to the prior year.

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
Our balance sheet reflects cash and cash equivalents of $7.1 billion at June 30, 2023 and $5.6 billion at December 31, 2022. Included in the June 30, 2023 and December 31, 2022 cash and cash equivalents balances are $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.6 billion in cash and cash equivalents, excluding client cash, at June 30, 2023. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.6 billion and $5.9 billion at June 30, 2023 and December 31, 2022, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.7% at June 30, 2023, with approximately 87% of our debt at fixed rates.
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

Sources of Cash
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In conjunction with this issuance, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023, entered into capped call transactions at a cost of $75.5 million, paid debt issuance costs of $15.0 million, with any remaining proceeds available for general corporate purposes.
Amended Senior Secured Credit Facility
In February 2023, we amended our senior secured credit facility. The amendments provide for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in United States Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of the Company’s ability to draw letters of credit in Canadian Dollars.
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
For the term loan A, we are required to make quarterly payments of $5.0 million with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. As of June 30, 2023, the outstanding principal amount of our term loan A facility is $372.5 million and term loan B facility is $841.3 million.
There were no borrowings under the revolving credit facilities as of June 30, 2023. Based on our outstanding letters of credit of $50.3 million, $579.7 million was available for future borrowings from revolving credit facilities.

Debt Covenants
As of June 30, 2023, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2023.

Uses of Cash
Acquisitions
During the six months ended June 30, 2023, we completed various acquisitions that resulted in cash acquired, net of cash paid of $69.4 million. This includes acquisition of businesses for which we assumed debt of $270.9 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Revenue generating	$112,906	$67,069
Maintenance	44,740	35,135
Total capital expenditures	$157,646	$102,204
Revenue generating capital expenditures during the first six months of 2023 increased from the same period of the prior year primarily due to enhancements at our amphitheaters and theaters in North America.
We currently expect capital expenditures to be approximately $450 million for the full year of 2023 as we continue catching up on projects delayed due to supply chain constraints and further expand our global platform, with approximately two-thirds of this capital expenditure to be for revenue generating projects.

Cash Flows

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$1,646,849	$1,547,438
Investing activities	$(299,206)	$(244,736)
Financing activities	$73,514	$(137,635)
Operating Activities
Cash provided by operating activities increased $99.4 million for the six months ended June 30, 2023 as compared to the same period of the prior year primarily due to higher deferred revenue from more events on sale during the current year and an increase in 2023 operating results as discussed within each segment’s operating results. This was partially offset by higher prepaid expenses and other assets due to timing of receipts as well as lower accounts payable, accrued expenses and other liabilities from the timing of payments.

Investing Activities
Cash used in investing activities increased $54.5 million for the six months ended June 30, 2023 as compared to the prior year primarily due to an increase of $88.4 million in advances of notes receivable and $72.3 million in higher purchases of property, plant and equipment in 2023 for revenue generating and maintenance capital expenditures. This was partially offset by cash acquired from acquisitions, net of cash paid of $69.4 million during the current year whereas the prior year was cash paid for acquisitions, net of cash acquired of $39.9 million. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash provided by financing activities was $73.5 million for the six months ended June 30, 2023 as compared to cash used in financing activities of $137.6 million for the same period of the prior year primarily due to proceeds in 2023 from the issuance of the 3.125% convertible senior notes partially offset by the repurchase of the 2.5% convertible senior notes and capped call transactions in connection with the issuance of the 3.125% convertible senior notes. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the three and six months ended June 30, 2023 and 2022. Our foreign operations reported an operating income of $232.8 million for the six months ended June 30, 2023. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2023 by $23.3 million. As of June 30, 2023, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At June 30, 2023, we had forward currency contracts outstanding with an aggregate notional amount of $292.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.7 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of June 30, 2023. Of the total amount, we had $5.8 billion of fixed-rate debt and $0.9 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2023, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2023 with no subsequent change in rates for the remainder of the period.

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
There have been no changes to our critical accounting policies during the six months ended June 30, 2023.

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
Based on their evaluation as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2023	34	$69.39
May 2023	2,806	$80.96
June 2023	2,732	$85.13
	5,572

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2023.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 2023.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)