Form 10-Q
period 2023-09-30
Live Nation Entertainment, Inc.
filed 2023-11-02
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On October 26, 2023, there were 230,325,360 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,475,979 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
LIBOR	London Inter-Bank Offered Rate
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Ticketmaster	Our ticketing business
VIE	Variable interest entities (as defined under GAAP)

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2023	December 31, 2022
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$5,948,511	$5,606,457
Accounts receivable, less allowance of $71,553 and $63,294, respectively	2,503,135	1,465,383
Prepaid expenses	1,424,561	949,826
Restricted cash	6,851	5,917
Other current assets	123,620	131,939
Total current assets	10,006,678	8,159,522
Property, plant and equipment, net	1,955,906	1,487,663
Operating lease assets	1,594,093	1,571,395
Intangible assets
Definite-lived intangible assets, net	1,123,151	1,050,622
Indefinite-lived intangible assets, net	376,964	368,712
Goodwill	2,653,526	2,529,380
Long-term advances	510,633	568,558
Other long-term assets	919,622	724,989
Total assets	$19,140,573	$16,460,841
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,742,004	$1,791,025
Accounts payable	276,982	180,076
Accrued expenses	3,315,483	2,368,434
Deferred revenue	3,083,668	3,134,800
Current portion of long-term debt, net	50,609	620,032
Current portion of operating lease liabilities	150,304	140,232
Other current liabilities	132,471	68,716
Total current liabilities	8,751,521	8,303,315
Long-term debt, net	6,546,061	5,283,467
Long-term operating lease liabilities	1,673,750	1,654,525
Other long-term liabilities	468,504	455,971
Commitments and contingent liabilities
Redeemable noncontrolling interests	835,768	669,766
Stockholders' equity
Common stock	2,293	2,285
Additional paid-in capital	2,411,302	2,698,316
Accumulated deficit	(2,197,221)	(2,971,229)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	12,242	(90,076)
Total Live Nation stockholders' equity	221,751	(367,569)
Noncontrolling interests	643,218	461,366
Total equity	864,969	93,797
Total liabilities and equity	$19,140,573	$16,460,841

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands except share and per share data)
Revenue	$8,152,019	$6,153,535	$16,910,132	$12,390,517
Operating expenses:
Direct operating expenses	6,330,465	4,707,848	12,610,832	9,045,893
Selling, general and administrative expenses	974,150	805,910	2,533,066	2,048,305
Depreciation and amortization	130,653	102,093	382,352	318,489
Gain on disposal of operating assets	(1,583)	(35,285)	(8,092)	(32,555)
Corporate expenses	99,802	66,720	244,295	158,377
Operating income	618,532	506,249	1,147,679	852,008
Interest expense	86,215	70,514	257,425	205,722
Loss on extinguishment of debt	—	—	18,366	—
Interest income	(78,107)	(25,809)	(174,872)	(46,565)
Equity in losses (earnings) of nonconsolidated affiliates	(5,382)	14,283	(15,047)	8,040
Other expense, net	19,251	7,960	24,235	22,398
Income before income taxes	596,555	439,301	1,037,572	662,413
Income tax expense	55,874	41,898	121,362	85,589
Net income	540,681	397,403	916,210	576,824
Net income attributable to noncontrolling interests	57,186	36,001	142,202	77,804
Net income attributable to common stockholders of Live Nation	$483,495	$361,402	$774,008	$499,020

Basic net income per common share available to common stockholders of Live Nation	$1.85	$1.47	$2.63	$1.79
Diluted net income per common share available to common stockholders of Live Nation	$1.78	$1.39	$2.59	$1.73

Weighted average common shares outstanding:
Basic	228,787,263	225,761,777	228,497,712	224,123,130
Diluted	244,163,678	243,686,803	235,146,395	239,617,920

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$483,495	$361,402	$774,008	$499,020
Accretion of redeemable noncontrolling interests	(60,882)	(29,915)	(172,436)	(97,723)
Net income available to common stockholders of Live Nation—basic	$422,613	$331,487	$601,572	$401,297
Convertible debt interest, net of tax	10,877	6,365	7,835	12,124
Net income available to common stockholders of Live Nation—diluted	$433,490	$337,852	$609,407	$413,421

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$540,681	$397,403	$916,210	$576,824
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge	6,293	18,522	14,002	50,178
Realized loss (gain) on cash flow hedge	(4,632)	(515)	(12,436)	2,634
Foreign currency translation adjustments	(48,672)	(42,319)	100,752	(58,731)
Comprehensive income	493,670	373,091	1,018,528	570,905
Comprehensive income attributable to noncontrolling interests	57,186	36,001	142,202	77,804
Comprehensive income attributable to common stockholders of Live Nation	$436,484	$337,090	$876,326	$493,101

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,680,716)	$(6,865)	$59,253	$558,806	$371,429	$753,519
Non-cash and stock-based compensation	58	—	26,537	—	—	—	—	26,537	—
Common stock issued under stock plans, net of shares withheld for employee taxes	11,905	—	(537)	—	—	—	—	(537)	—
Exercise of stock options	161,225	2	3,342	—	—	—	—	3,344	—
Acquisitions	—	—	—	—	—	—	49,387	49,387	20,411
Purchases of noncontrolling interests	—	—	3,927	—	—	—	—	3,927	(5,498)
Redeemable noncontrolling interests fair value adjustments	—	—	(60,627)	—	—	—	—	(60,627)	60,627
Contributions received	—	—	—	—	—	—	772	772	—
Cash distributions	—	—	—	—	—	—	(13,489)	(13,489)	(2,691)
Other	—	—	—	—	—	—	2,164	2,164	(2,208)
Comprehensive income (loss):
Net income	—	—	—	483,495	—	—	45,578	529,073	11,608
Unrealized gain on cash flow hedge	—	—	—	—	—	6,293	—	6,293	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,632)	—	(4,632)	—
Foreign currency translation adjustments	—	—	—	—	—	(48,672)	—	(48,672)	—
Balances at September 30, 2023	229,257,382	$2,293	$2,411,302	$(2,197,221)	$(6,865)	$12,242	$643,218	$864,969	$835,768

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766
Non-cash and stock-based compensation	58	—	81,871	—	—	—	—	81,871	—
Common stock issued under stock plans, net of shares withheld for employee taxes	229,406	2	(9,003)	—	—	—	—	(9,001)	—
Exercise of stock options	373,066	4	8,339	—	—	—	—	8,343	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	116,630	116,630	46,707
Purchases of noncontrolling interests	—	—	(93,721)	—	—	—	(27,090)	(120,811)	(4,839)
Redeemable noncontrolling interests fair value adjustments	—	—	(171,673)	—	—	—	—	(171,673)	171,673
Contributions received	—	—	—	—	—	—	15,403	15,403	85
Cash distributions	—	—		—	—	—	(88,182)	(88,182)	(65,607)
Other	—	—	—	—	—	—	56,484	56,484	(15,612)
Comprehensive income (loss):
Net income	—	—	—	774,008	—	—	108,607	882,615	33,595
Unrealized gain on cash flow hedge	—	—	—	—	—	14,002	—	14,002	—
Realized gain on cash flow hedge	—	—	—	—	—	(12,436)	—	(12,436)	—
Foreign currency translation adjustments	—	—	—	—	—	100,752	—	100,752	—
Balance at September 30, 2023	229,257,382	$2,293	$2,411,302	$(2,197,221)	$(6,865)	$12,242	$643,218	$864,969	$835,768

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2022	225,581,279	$2,256	$2,853,613	$(3,129,597)	$(6,865)	$(129,571)	$445,162	$34,998	$565,024
Non-cash and stock-based compensation	—	—	23,929	—	—	—	—	23,929	—
Common stock issued under stock plans, net of shares withheld for employee taxes	519,012	5	(5,227)	—	—	—	—	(5,222)	—
Exercise of stock options	1,037,290	10	9,637	—	—	—	—	9,647	—
Acquisitions	—	—	—	—	—	—	—	—	9,729
Purchases of noncontrolling interests	—	—	(2,405)	—	—	—	19	(2,386)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(29,840)	—	—	—	—	(29,840)	30,140
Contributions received	—	—	—	—	—	—	1,317	1,317	—
Cash distributions	—	—	—	—	—	—	(14,712)	(14,712)	(1,026)
Other	—	—	2,405	—	—	—	775	3,180	(181)
Comprehensive income (loss):
Net income (loss)	—	—	—	361,402	—	—	40,555	401,957	(4,554)
Unrealized gain on cash flow hedge	—	—	—	—	—	18,522	—	18,522	—
Realized gain on cash flow hedge	—	—	—	—	—	(515)	—	(515)	—
Foreign currency translation adjustments	—	—	—	—	—	(42,319)	—	(42,319)	(151)
Balances at September 30, 2022	227,137,581	$2,271	$2,852,112	$(2,768,195)	$(6,865)	$(153,883)	$473,116	$398,556	$598,981

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,327,737)	$(6,865)	$(147,964)	$394,197	$(188,454)	$551,921
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	198,740	—	—	—	—	198,740	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,616,274	16	(46,969)	—	—	—	—	(46,953)	—
Exercise of stock options	3,556,573	35	35,663	—	—	—	—	35,698	—
Acquisitions	—	—	—	—	—	—	5,181	5,181	18,406
Purchases of noncontrolling interests	—	—	(38,492)	—	—	—	(7,653)	(46,145)	(1,457)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(98,574)	—	—	—	—	(98,574)	98,414
Contributions received	—	—	—	—	—	—	16,719	16,719	25
Cash distributions	—	—	—	—	—	—	(64,682)	(64,682)	(17,170)
Other	—	—	35	—	—	—	49,007	49,042	(48,128)
Comprehensive income (loss):
Net income	—	—	—	499,020	—	—	80,683	579,703	(2,879)
Unrealized gain on cash flow hedge	—	—	—	—	—	50,178	—	50,178	—
Realized loss on cash flow hedge	—	—	—	—	—	2,634	—	2,634
Foreign currency translation adjustments	—	—	—	—	—	(58,731)	—	(58,731)	(151)
Balances at September 30, 2022	227,137,581	$2,271	$2,852,112	$(2,768,195)	$(6,865)	$(153,883)	$473,116	$398,556	$598,981

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$916,210	$576,824
Reconciling items:
Depreciation	193,654	162,943
Amortization	188,698	155,546
Amortization of non-recoupable ticketing contract advances	58,518	56,121
Deferred income tax benefit	(10,419)	(155)
Amortization of debt issuance costs and discounts	13,707	12,333
Loss on extinguishment of debt	18,366	—
Stock-based compensation expense	85,905	86,178
Unrealized changes in fair value of contingent consideration	42,092	23,601
Equity in losses of nonconsolidated affiliates, net of distributions	7,013	31,420
Provision for uncollectible accounts receivable	35,707	40,736
Gain on mark-to-market of equity investments	(46,720)	(6,757)
Other, net	(12,249)	(4,077)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(1,014,739)	(1,009,472)
Increase in prepaid expenses and other assets	(479,434)	(297,379)
Increase in accounts payable, accrued expenses and other liabilities	916,619	1,536,196
Decrease in deferred revenue	(150,487)	(435,701)
Net cash provided by operating activities	762,441	928,357
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(129,532)	(58,307)
Collections of notes receivable	9,550	16,473
Investments made in nonconsolidated affiliates	(45,439)	(73,335)
Purchases of property, plant and equipment	(304,882)	(205,987)
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	29,151	(38,770)
Purchases of intangible assets	(36,653)	(6,764)
Other, net	13,841	6,962
Net cash used in investing activities	(463,964)	(359,728)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	988,310	5,750
Payments on long-term debt	(625,659)	(29,462)
Contributions from noncontrolling interests	15,488	14,340
Distributions to noncontrolling interests	(153,789)	(81,852)
Purchases and sales of noncontrolling interests, net	(89,819)	(27,104)
Payments for capped call transactions	(75,500)	—
Proceeds from exercise of stock options	8,343	35,698
Taxes paid for net share settlement of equity awards	(9,001)	(46,953)
Payments for deferred and contingent consideration	(13,690)	(45,164)
Other, net	249	(472)
Net cash provided by (used in) financing activities	44,932	(175,219)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(421)	(325,011)
Net increase in cash, cash equivalents, and restricted cash	342,988	68,399
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	4,887,792
Cash, cash equivalents and restricted cash at end of period	$5,955,362	$4,956,191
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
Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity owners or the equity holders, as a group, lack the characteristics of a controlling financial interest. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of September 30, 2023 and December 31, 2022, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $920 million and $514 million of assets and $570 million and $427 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the September 30, 2023 and December 31, 2022 cash and cash equivalents balance is $1.3 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of September 30, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first nine months of 2023.
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

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment, net, consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Land, buildings and improvements	$1,987,508	$1,648,488
Computer equipment and capitalized software	870,881	910,793
Furniture and other equipment	573,239	535,719
Construction in progress	281,862	244,618
Property, plant and equipment, gross	3,713,490	3,339,618
Less: accumulated depreciation	1,757,584	1,851,955
Property, plant and equipment, net	$1,955,906	$1,487,663
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2023:

	Client / vendor relationships	Revenue- generating contracts	Venue management and leaseholds	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2022:
Gross carrying amount	$563,210	$824,785	$148,022	$188,596	$35,736	$1,760,349
Accumulated amortization	(209,518)	(316,581)	(58,588)	(97,931)	(27,109)	(709,727)
Net	353,692	508,204	89,434	90,665	8,627	1,050,622
Gross carrying amount:
Acquisitions and additions—current year	47,478	51,369	77,074	—	21,789	197,710
Acquisitions and additions—prior year	619	(1,830)	(11)	—	—	(1,222)
Foreign exchange	8,582	38,841	1,166	5,560	(429)	53,720
Other (2)	(16,527)	(53,926)	(583)	(13,625)	(37,015)	(121,676)
Net change	40,152	34,454	77,646	(8,065)	(15,655)	128,532
Accumulated amortization:
Amortization	(59,064)	(73,939)	(15,540)	(13,912)	(13,680)	(176,135)
Foreign exchange	223	(1,079)	107	(446)	(368)	(1,563)
Other (2)	16,301	53,926	650	13,781	37,037	121,695
Net change	(42,540)	(21,092)	(14,783)	(577)	22,989	(56,003)
Balance as of September 30, 2023:
Gross carrying amount	603,362	859,239	225,668	180,531	20,081	1,888,881
Accumulated amortization	(252,058)	(337,673)	(73,371)	(98,508)	(4,120)	(765,730)
Net	$351,304	$521,566	$152,297	$82,023	$15,961	$1,123,151

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.
Included in the current year acquisitions and additions amounts above are definite-lived intangible assets primarily associated with the acquisitions of certain venue and artist management businesses located in the United States, a promoter business in South America, as well as additions for music publishing rights.

The 2023 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	6
Client/vendor relationships	5
Venue management and leaseholds	13
Technology (1)	3
All categories	8
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
Amortization of definite-lived intangible assets for the three months ended September 30, 2023 and 2022 was $63.4 million and $48.1 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $176.1 million and $150.4 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization will vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2022:
Goodwill	$1,349,426	$979,742	$635,575	$2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	914,063	979,742	635,575	2,529,380

Acquisitions—current year	90,765	—	—	90,765
Acquisitions—prior year	233	143	—	376
Dispositions	(6,183)	—	—	(6,183)
Foreign exchange	(1,444)	22,127	18,505	39,188

Balance as of September 30, 2023:
Goodwill	1,432,797	1,002,012	654,080	3,088,889
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$997,434	$1,002,012	$654,080	$2,653,526
Included in the current year acquisitions amounts above is goodwill primarily associated with the acquisitions of certain venue and artist management businesses located in the United States and Europe as well as a promoter business in South America.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At September 30, 2023 and December 31, 2022, we had investments in nonconsolidated affiliates of $427.9 million and $408.8 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease expense	$63,954	$60,003	$206,282	$195,514
Variable and short-term lease expense	85,148	64,548	157,453	117,441
Sublease income	(1,865)	(1,627)	(6,477)	(3,901)
Net lease expense	$147,237	$122,924	$357,258	$309,054
Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables. Contingent rent obligations, including those related to subsequent changes in the prevailing index or market rate after lease inception, are not included in the initial measurement of the lease asset or liability and are recorded as rent expense in the period that the contingency is resolved.
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$195,945	$177,847
Lease assets obtained in exchange for lease obligations, net of terminations	$148,960	$289,977
As of September 30, 2023, we have additional operating leases that have not yet commenced, with total lease payments of $122.9 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2023 to June 2030 due to certain offices and venues under construction, with lease terms ranging from 2 to 30 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$367,500	$382,500
Term loan B	839,089	845,644
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.5% Convertible Senior Notes due 2023	—	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	—
Other long-term debt	520,506	252,199
Total principal amount	6,652,095	5,955,343
Less: unamortized discounts and debt issuance costs	(55,425)	(51,844)
Total long-term debt, net of unamortized discounts and debt issuance costs	6,596,670	5,903,499
Less: current portion	50,609	620,032
Total long-term debt, net	$6,546,061	$5,283,467

Future maturities of long-term debt at September 30, 2023 are as follows:

(in thousands)
Remainder of 2023	$24,581
2024	1,473,511
2025	49,320
2026	1,394,829
2027	2,153,779
Thereafter	1,556,075
Total	$6,652,095
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
3.125% Convertible Senior Notes due 2029
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of September 30, 2023.

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
As of September 30, 2023, the remaining period for the unamortized debt issuance costs balance of $14.0 million was approximately five years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of September 30, 2023, the effective interest rate on the notes was 3.4%.
In connection with the issuance of the 2029 Notes, we entered into privately negotiated capped call transactions with several counterparties. The cap price of the capped call transactions is initially $144.52, which represents a premium of 100% over the last reported sale price of the Company’s common stock on January 9, 2023. The cost of the capped call transactions was $75.5 million and was charged to additional paid-in capital.
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
Other Long-term Debt
As of September 30, 2023, other long-term debt includes $271.0 million for debt due in 2026 acquired as part of an acquisition of a venue management business in the United States during the first quarter of 2023.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	September 30, 2023			December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$573,696	$—	$573,696	$503,964	$—	$503,964
Interest rate swaps	$—	$59,291	$59,291	$—	$41,515	$41,515

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2023	December 31, 2022
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,183,812	$1,175,460
3.75% Senior Secured Notes due 2028	$443,305	$429,035
4.875% Senior Notes due 2024	$565,294	$560,027
5.625% Senior Notes due 2026	$288,531	$285,315
4.75% Senior Notes due 2027	$870,856	$847,562
2.5% Convertible Senior Notes due 2023	$—	$588,473
2.0% Convertible Senior Notes due 2025	$409,280	$397,536
3.125% Convertible Senior Notes due 2029	$1,039,520	$—
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
In April 2021, the court in the Gomel lawsuit declined to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages. The court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 2015 through April 2021 that were initially purchased on Ticketmaster.ca. In May 2021, Ticketmaster and Live Nation filed a notice of appeal of the class certification ruling, and the plaintiff filed a cross-appeal shortly thereafter. The appeals were heard in early February 2023. In July 2023, the Court of Appeal for British Columbia issued its ruling, finding that the trial court erred by certifying common issues related to damages in the absence of any evidence supporting a plausible methodology to determine damages on a class-wide basis and remitted the matter back to the motion judge to reconsider his ruling. The Court of Appeal also allowed plaintiff’s cross-appeal in part and returned the issue of whether the plaintiff’s Competition Act and Unjust Enrichment claims should be certified to the motion judge for reconsideration. In September 2023, Ticketmaster and Live Nation filed an application for leave to appeal the Court of Appeal decision to the Supreme Court of Canada.
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-notices of appeal of the court’s ruling. A hearing on the parties’ motions for leave to appeal took place in March 2023, and in July 2023, the court granted leave to appeal to both parties. Ticketmaster and Live Nation filed a notice of appeal to the Court of Appeal of Saskatchewan in August 2023.
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
Astroworld Litigation
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, approximately 450 civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. Pursuant to a February 2022 order of the state Multidistrict Litigation Panel, matter 21-1033, the civil cases have been assigned to Judge Kristen Hawkins of the 11th District Court of Harris County, Texas, for oversight of pretrial matters under Texas’s rules governing multidistrict litigation. Confidential settlements were reached with the families of three of the deceased plaintiffs in August through December 2022. Discovery is underway in the remaining cases, and the first trial is scheduled to begin in May 2024.
In June 2023, the Houston Police Department concluded its investigation, and a Grand Jury was empaneled to determine whether criminal charges should be brought against any persons or entities involved in the festival. The Grand Jury returned no indictments, and the criminal matter is now complete.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2023:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2022	$41,283	$(131,359)	$(90,076)
Other comprehensive income before reclassifications	14,002	100,752	114,754
Amount reclassified from AOCI	(12,436)	—	(12,436)
Net other comprehensive income	1,566	100,752	102,318
Balance at September 30, 2023	$42,849	$(30,607)	$12,242
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares—basic	228,787,263	225,761,777	228,497,712	224,123,130
Effect of dilutive securities:
Stock options and restricted stock	2,371,755	6,060,991	2,252,391	7,409,515
Convertible senior notes	13,004,660	11,864,035	4,396,292	8,085,275
Weighted average common shares—diluted	244,163,678	243,686,803	235,146,395	239,617,920
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase shares of common stock	3,750	3,750	3,750	3,750
Restricted stock and deferred stock—unvested	2,361,832	1,340,319	2,430,242	1,260,701
Conversion shares related to the convertible senior notes	—	—	8,921,749	3,778,760
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2,365,582	1,344,069	11,355,741	5,043,211

NOTE 8—SEGMENTS AND REVENUE RECOGNITION
For the nine months ended September 30, 2023 and 2022, our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain stock-based compensation expense, loss (gain) on disposal of operating assets, depreciation and amortization (including goodwill impairment), amortization of non-recoupable ticketing contract advances and acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation). AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
Revenue and expenses earned and charged between segments are eliminated in consolidation.
We manage our working capital on a consolidated basis. Accordingly, segment assets are not reported to, or used by, our management to allocate resources to or assess performance of our segments, and therefore, total segment assets and related depreciation and amortization have not been presented.
The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2023 and 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2023
Revenue	$6,974,326	$832,584	$366,822	$(21,713)	$—	$8,152,019
% of Consolidated Revenue	85.6%	10.2%	4.5%	(0.3)%
Intersegment revenue	$5,698	$9,501	$—	$(15,199)	$—	$—
AOI	$340,904	$316,448	$250,265	$(6,818)	$(64,736)	$836,063

Three Months Ended September 30, 2022
Revenue	$5,292,594	$531,570	$343,029	$(13,658)	$—	$6,153,535
% of Consolidated Revenue	86.0%	8.6%	5.6%	(0.2)%
Intersegment revenue	$4,408	$9,748	$—	$(14,156)	$—	$—
AOI	$280,809	$163,176	$226,234	$(3,420)	$(46,081)	$620,718

Nine Months Ended September 30, 2023
Revenue	$13,888,829	$2,219,667	$839,799	$(38,163)	$—	$16,910,132
% of Consolidated Revenue	82.1%	13.1%	5.0%	(0.2)%
Intersegment revenue	$9,896	$12,681	$—	$(22,577)	$—	$—
AOI	$509,794	$880,184	$548,935	$(32,899)	$(160,544)	$1,745,470

Nine Months Ended September 30, 2022
Revenue	$10,098,180	$1,587,274	$722,504	$(17,441)	$—	$12,390,517
% of Consolidated Revenue	81.5%	12.8%	5.8%	(0.1)%
Intersegment revenue	$6,635	$12,660	$—	$(19,295)	$—	$—
AOI	$354,587	$600,155	$474,238	$(9,827)	$(109,797)	$1,309,356

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
AOI	$836,063	$620,718	$1,745,470	$1,309,356
Acquisition expenses	40,968	7,495	79,108	29,115
Amortization of non-recoupable ticketing contract advances	16,921	15,729	58,518	56,121
Depreciation and amortization	130,653	102,093	382,352	318,489
Gain on disposal of operating assets	(1,583)	(35,285)	(8,092)	(32,555)
Stock-based compensation expense	30,572	24,437	85,905	86,178
Operating income	$618,532	$506,249	$1,147,679	$852,008

Contract Advances
At September 30, 2023 and December 31, 2022, we had ticketing contract advances of $152.1 million and $106.5 million, respectively, recorded in prepaid expenses and $126.4 million and $105.0 million, respectively, recorded in long-term advances on the consolidated balance sheets. We amortized $16.9 million and $15.7 million for the three months ended September 30, 2023 and 2022, respectively, and $58.5 million and $56.1 million for the nine months ended September 30, 2023 and 2022, respectively, related to non-recoupable ticketing contract advances.
Sponsorship Agreements
At September 30, 2023, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.4 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 9%, 35%, 25% and 31% of this revenue in the remainder of 2023, 2024, 2025 and thereafter, respectively.
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
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Concerts	$814,504	$825,573	$2,629,546	$2,135,814
Ticketing	37,124	40,803	133,365	120,543
Sponsorship & Advertising	17,432	36,703	125,359	128,035
	$869,060	$903,079	$2,888,270	$2,384,392

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

Executive Overview

It was another strong quarter for the Company both financially and in our key performance indicators, setting records for revenues, operating income and AOI. The Company generated more AOI in the third quarter of this year than we did five years ago for all of 2018. We saw exceptional fan demand with double-digit growth in fans and ticket sales globally. Our overall revenue increased by $2.0 billion, or 32%, to $8.2 billion as compared to last year. Our operating income for the quarter improved by $112 million, or 22%, to $619 million in the third quarter of 2023 due to stronger performance from all three of our major business segments. Consolidated AOI for the third quarter increased by $215 million, or 35%, to $836 million this year, outpacing revenue growth.
For the first nine months of 2023, our consolidated revenue increased by $4.5 billion, or 36%, to $16.9 billion as compared to last year. Consolidated operating income and AOI for the first nine months increased by $296 million and $436 million, or 35% and 33%, to $1.1 billion and $1.75 billion, respectively, as compared to prior year.
Our event-related deferred revenue balance of $2.6 billion as of September 30, 2023 is up $730 million or over 39% growth compared to September 30, 2022. This, coupled with current ticket sales, suggests continued strong demand for concerts, making us confident for continued success in the remainder of the year and looking ahead to 2024.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter compared to the same period in 2022 increased by $1.7 billion, or 32%, from $5.3 billion to $7.0 billion. The revenue growth was the result of more fans enjoying their favorite artists and spending more money at the events to maximize their unique live experiences. Approximately 52 million fans attended our shows in the quarter, compared to approximately 44 million last year, a growth of over 8 million fans or 18%. The growth was relatively evenly distributed across our global markets with notable strength in mainland Europe, Mexico and Canada. Growth in amphitheater, stadium and arena fan count drove the majority of the increase in show attendance. Some of the larger acts touring globally in the third quarter included Beyoncé, Morgan Wallen, Drake and Karol G, reflecting the global diversified base of our artists. Our ancillary revenue spending at our United States amphitheater shows was nearly $41 per fan for the first nine months of 2023, close to 10% growth over 2022 levels, driven by higher food and beverage spending as well as upsells. Concerts AOI for the quarter increased by $60 million, or 21%, compared to the same period in 2022, from $281 million to $341 million.
For the first nine months of 2023, Concerts revenue grew $3.8 billion, or 38%, compared to the same period in 2022, from $10.1 billion to $13.9 billion. Concerts AOI for the first nine months increased by $155 million, or 44%, compared to the same period in 2022, from $355 million to $510 million. Through the end of September 2023, our approximately 108 million fans attended our shows compared to approximately 89 million last year, a growth of 19 million fans or 21%.
Our Ticketing segment revenue for the quarter increased by $301 million, or 57%, compared to the same period in 2022 from $532 million to $833 million. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand and higher non-service fee revenue. We sold approximately 89 million fee-bearing tickets in the third quarter of 2023 compared to 73 million tickets in the same period of the prior year, an increase of 22%. With respect to GTV, North America increased by 32% on fee-bearing ticket sales while International rose by 49% compared to the same period last year. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences. Ticketing AOI for the quarter improved by $153 million compared to the same period in 2022, from $163 million to $316 million.
For the first nine months of 2023, our Ticketing revenue grew by $632 million, or 40%, compared to the same period in 2022, from $1.6 billion to $2.2 billion. Ticketing AOI for the first nine months of 2023 increased by $280 million, or 47%, compared to the same period in 2022, from $600 million to $880 million. Through the end of September 2023, our fee-bearing ticket sales were 240 million tickets, 44 million ahead of 2022, an increase of 22%. Overall pricing on our fee-bearing tickets for the first nine months of 2023 increased 13% compared to 2022. Lastly, we have signed 17 million net new tickets so far this year, which gives us confidence our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the quarter increased by $24 million, or 7%, compared to the same period in 2022 from $343 million to $367 million. The increase was largely driven by our United States business with new strategic deals, expanded deals across our venue, festival and digital assets, and the addition of the Moody Center arena in Austin. We also added new marketing partners in Mexico, including a new banking client that sponsored an inaugural festival and other local events. Sponsorship & Advertising AOI for the quarter increased by $24 million, or 11%, compared to the same period in 2022, from $226 million to $250 million.
For the first nine months of 2023, our Sponsorship & Advertising revenue grew $117 million, or 16%, compared to the same period in 2022, from $723 million to $840 million. Sponsorship & Advertising AOI for the first nine month increased by $75 million, or 16%, compared to the same period in 2022, from $474 million to $549 million.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our concerts platform with more shows and fans in both existing and new markets as well as improving the on-site experience for our fans by enhancing food and beverage products and premium service offerings. We will drive ticket sales through development of innovative products for fans, with a focus on reducing friction in the ticket purchase experience and creating additional revenue opportunities. In addition, we continue to grow our sponsorship and advertising partnerships, enabling our clients to reach customers via the powerful connection that live shows create with ardent fans.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2023			2022
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$8,152,019	$(143,572)	$8,008,447	$6,153,535	32%	30%
Operating expenses:
Direct operating expenses	6,330,465	(109,569)	6,220,896	4,707,848	34%	32%
Selling, general and administrative expenses	974,150	(14,590)	959,560	805,910	21%	19%
Depreciation and amortization	130,653	(3,500)	127,153	102,093	28%	25%
Gain on disposal of operating assets	(1,583)	(1)	(1,584)	(35,285)	(96)%	(96)%
Corporate expenses	99,802	6	99,808	66,720	50%	50%
Operating income	618,532	$(15,918)	$602,614	506,249	22%	19%
Operating margin	7.6%		7.5%	8.2%
Interest expense	86,215			70,514
Interest income	(78,107)			(25,809)
Equity in losses (earnings) of nonconsolidated affiliates	(5,382)			14,283
Other expense, net	19,251			7,960
Income before income taxes	596,555			439,301
Income tax expense	55,874			41,898
Net income	540,681			397,403
Net income attributable to noncontrolling interests	57,186			36,001
Net income attributable to common stockholders of Live Nation	$483,495			$361,402
_______

*	Percentages are not meaningful.
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

Revenue
Revenue increased $2.0 billion during the three months ended September 30, 2023 as compared to the same period of the prior year due to increased revenue in our Concerts segment of $1.7 billion, Ticketing segment of $301.0 million and Sponsorship & Advertising of $23.8 million as further discussed within each segment’s operating results.
Gain on disposal of operating assets
Gain on disposal of operating assets decreased $33.7 million during the three months ended September 30, 2023 as compared to the same period of the prior year primarily driven by nonrecurring sales of artist catalog rights in 2022.

Operating income
Operating income increased $112.3 million during the three months ended September 30, 2023 as compared to the same period of the prior year primarily driven by increased operating income in our Ticketing segment of $151.1 million and Sponsorship & Advertising segment of $14.9 million partially offset by a decrease in operating income in our Concerts segment of $18.4 million as further discussed within each segment’s operating results. These increases were partially offset by higher acquisition transaction expenses due to more accretion expense in the third quarter of 2023.
Interest income
Interest income increased $52.3 million during the three months ended September 30, 2023 as compared to the same period of the prior year, primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and an increase in our cash and cash equivalents.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates was earnings of $5.4 million during the three months ended September 30, 2023 as compared to losses of $14.3 million for the comparable period of the prior year due to higher operating results from certain nonconsolidated affiliates.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $21.2 million during the three months ended September 30, 2023 as compared to the same period of the prior year primarily due to higher operating results from certain concert and festival promotion businesses.

Consolidated Results of Operations
Nine Months

	Nine Months Ended September 30,				% Change
	2023			2022
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$16,910,132	$(107,757)	$16,802,375	$12,390,517	36%	36%
Operating expenses:
Direct operating expenses	12,610,832	(79,557)	12,531,275	9,045,893	39%	39%
Selling, general and administrative expenses	2,533,066	(3,233)	2,529,833	2,048,305	24%	24%
Depreciation and amortization	382,352	(9,046)	373,306	318,489	20%	17%
Gain on disposal of operating assets	(8,092)	15	(8,077)	(32,555)	(75)%	(75)%
Corporate expenses	244,295	6	244,301	158,377	54%	54%
Operating income	1,147,679	$(15,942)	$1,131,737	852,008	35%	33%
Operating margin	6.8%		6.7%	6.9%
Interest expense	257,425			205,722
Loss on extinguishment of debt	18,366			—
Interest income	(174,872)			(46,565)
Equity in losses (earnings) of nonconsolidated affiliates	(15,047)			8,040
Other expense, net	24,235			22,398
Income before income taxes	1,037,572			662,413
Income tax expense	121,362			85,589
Net income	916,210			576,824
Net income attributable to noncontrolling interests	142,202			77,804
Net income attributable to common stockholders of Live Nation	$774,008			$499,020
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $4.5 billion during the nine months ended September 30, 2023 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $3.8 billion, Ticketing segment of $632.4 million and Sponsorship & Advertising of $117.3 million as further discussed within each segment’s operating results.
Gain on disposal of operating assets
Gain on disposal of operating assets decreased $24.5 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily driven by sales of nonrecurring artist catalog rights in 2022.

Operating income
Operating income increased $295.7 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $87.5 million, Ticketing segment of $276.8 million and Sponsorship & Advertising segment of $38.4 million, as further discussed within each segment’s operating results. These increases were partially offset by higher Corporate expenses and greater accretion expense in 2023.
Interest expense
Interest expense increased $51.7 million during the nine months ended September 30, 2023 as compared to the same period of the prior year, primarily driven by the issuance of our 3.125% convertible senior notes due 2029 in January 2023.
Interest income
Interest income increased $128.3 million during the nine months ended September 30, 2023 as compared to the same period of the prior year, primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and an increase in our cash and cash equivalents.
Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates was earnings of $15.0 million during the nine months ended September 30, 2023 as compared to losses of $8.0 million for the comparable period of the prior year due to higher operating results from certain nonconsolidated affiliates.
Income tax expense
For the nine months ended September 30, 2023, we had a net tax expense of $121.4 million on income before income taxes of $1.0 billion compared to a net tax expense of $85.6 million on an income before income taxes of $662.4 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the income tax expense consisted of $113.4 million related to foreign entities, $3.6 million related to United States federal taxes, and $4.4 million related to state and local income taxes. The net increase in tax expense of $35.8 million was primarily due to profits in certain non-United States jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $64.4 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily due to higher operating results from certain concert businesses during the first nine months of 2023 as compared to the prior year.

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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	9,080	8,267	23,500	21,060
International	3,010	2,960	10,736	9,429
Total estimated events	12,090	11,227	34,236	30,489
Estimated fans:
North America	34,192	29,187	60,323	53,442
International	18,085	15,217	47,927	35,702
Total estimated fans	52,277	44,404	108,250	89,144
Ticketing (2)
Estimated number of fee-bearing tickets sold	89,300	73,378	240,445	196,907
Estimated number of non-fee-bearing tickets sold	66,083	61,933	210,519	189,663
Total estimated tickets sold	155,383	135,311	450,964	386,570
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$6,974,326	$5,292,594	32%	$13,888,829	$10,098,180	38%
Direct operating expenses	5,970,793	4,452,949	34%	11,693,477	8,381,689	40%
Selling, general and administrative expenses	695,257	568,481	22%	1,756,135	1,420,488	24%
Depreciation and amortization	84,912	61,770	37%	228,353	195,528	17%
Gain on disposal of operating assets	(1,584)	(33,983)	(95)%	(8,143)	(31,057)	(74)%
Operating income	$224,948	$243,377	(8)%	$219,007	$131,532	67%
Operating margin	3.2%	4.6%		1.6%	1.3%
AOI	$340,904	$280,809	21%	$509,794	$354,587	44%
AOI margin **	4.9%	5.3%		3.7%	3.5%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.
Three Months
Revenue
Concerts revenue increased $1.7 billion during the three months ended September 30, 2023 as compared to the same period of the prior year primarily due to higher revenues for increased shows and fans globally. In the United States, the growth was driven by stadium, arena and amphitheater activity while in Europe, stadium shows drove the increase. Concerts had incremental revenue of $118.4 million during the three months ended September 30, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $60.1 million and operating income decreased $18.4 million for the three months ended September 30, 2023 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue associated with the higher number of shows discussed above as well as higher ancillary sales including on-site food and beverage and upsell spend. These increases were partially offset by related costs, including increased compensation expenses due to increased headcount from more shows compared to the prior period. The remaining change in operating income outside of AOI of $78.5 million is primarily associated to lower gains on disposals of operating assets of $32.4 million, higher depreciation and amortization of $23.1 million for additional capital expenditures incurred to support the increased operations, and higher acquisition expense of $19.0 million for costs incurred related to contingent considerations changes and legal matters.
Nine Months
Revenue
Concerts revenue increased $3.8 billion during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily due to more shows in the United States and Europe as well as the Asia Pacific market, which was largely closed during the first six months of 2022. Concerts had incremental revenue of $417.6 million during the nine months ended September 30, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $155.2 million and operating income increased $87.5 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily driven by an increase in revenues from the number of shows discussed above partially offset by increased direct operating expenses to support these events and increased selling general and administrative expenses primarily related to increased headcount and compensation expenses. The remaining change in operating income outside of AOI of $67.7 million is primarily related to higher depreciation and amortization of $32.8 million for additional capital expenditures incurred to support the increased operations, higher acquisition expense of $25.3 million for costs incurred related to contingent considerations changes and legal matters, and lower gains on disposals of operating assets of $22.9 million.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$832,584	$531,570	57%	$2,219,667	$1,587,274	40%
Direct operating expenses	309,324	196,879	57%	780,561	541,056	44%
Selling, general and administrative expenses	228,746	192,398	19%	632,341	513,601	23%
Depreciation and amortization	27,005	25,900	4%	79,712	82,557	(3)%
Loss (gain) on disposal of operating assets	—	—	*	34	(196)	*
Operating income	$267,509	$116,393	*	$727,019	$450,256	61%
Operating margin	32.1%	21.9%		32.8%	28.4%
AOI	$316,448	$163,176	94%	$880,184	$600,155	47%
AOI margin **	38.0%	30.7%		39.7%	37.8%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $301.0 million during the three months ended September 30, 2023 as compared to the same period of the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased $153.3 million and operating income increased $151.1 million during the three months ended September 30, 2023 as compared to the same period of the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.
Nine Months
Revenue
Ticketing revenue increased $632.4 million during the nine months ended September 30, 2023 as compared to the same period of the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased $280.0 million and operating income increased $276.8 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2023	2022		2023	2022
	(in thousands)			(in thousands)
Revenue	$366,822	$343,029	7%	$839,799	$722,504	16%
Direct operating expenses	70,902	72,176	(2)%	171,412	142,443	20%
Selling, general and administrative expenses	48,083	45,342	6%	126,390	109,692	15%
Depreciation and amortization	15,924	8,505	87%	58,687	25,442	*
Operating income	$231,913	$217,006	7%	$483,310	$444,927	9%
Operating margin	63.2%	63.3%		57.6%	61.6%
AOI	$250,265	$226,234	11%	$548,935	$474,238	16%
AOI margin *	68.2%	66.0%		65.4%	65.6%
_______

*	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $23.8 million during the three months ended September 30, 2023 as compared to the same period of the prior year primarily driven by new and expanded sponsorships across all of our platforms as well as our expanded footprint.
Operating results
Sponsorship & Advertising AOI increased $24.0 million and operating income increased $14.9 million for the three months ended September 30, 2023 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above. The increases were partially offset by increases in selling, general and administrative expenses.

Nine Months
Revenue
Sponsorship & Advertising revenue increased $117.3 million during the nine months ended September 30, 2023 as compared to the same period of the prior year primarily due to new and expanded sponsorships across all of our platforms as well as our expanded footprint. Sponsorship & Advertising had incremental revenue of $27.8 million during the nine months ended September 30, 2023 from acquisitions of new venues.
Operating results
Sponsorship & Advertising AOI increased $74.7 million and operating income increased $38.4 million during the nine months ended September 30, 2023 as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above. The increases were partially offset by increases in direct operating expenses, including higher artist activation costs. The remaining change in operating income outside of AOI of $36.3 million was primarily due to depreciation and amortization related to assets utilized to support higher activity levels as compared to the prior year.

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
Our balance sheet reflects cash and cash equivalents of $5.9 billion at September 30, 2023 and $5.6 billion at December 31, 2022. Included in the September 30, 2023 and December 31, 2022 cash and cash equivalents balances are $1.3 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.4 billion in cash and cash equivalents, excluding client cash, at September 30, 2023. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations. We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.6 billion and $5.9 billion at September 30, 2023 and December 31, 2022, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.8% at September 30, 2023, with approximately 87% of our debt at fixed rates.
Our cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of cash in our operating accounts and invested cash. Cash held in non-interest-bearing and interest-bearing operating accounts in many cases exceeds the Federal Deposit Insurance Corporation insurance limits. The invested cash is in interest-bearing funds consisting primarily of bank deposits and money market funds for which we earn interest based on prevailing market rates which is recorded in interest income in our consolidated financial statements. For the three and nine months ended September 30, 2023, the amount of interest income we earned rose more than interest expense for the same period. While we monitor cash and cash equivalents balances in our operating accounts on a regular basis and adjust the balances as appropriate, these balances could be impacted if the underlying financial institutions fail. To date, we have experienced no loss or lack of access to our cash and cash equivalents; however, we can provide no assurances that access to our cash and cash equivalents will not be impacted by adverse conditions in the financial markets.
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

Sources of Cash
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In conjunction with this issuance, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of our 2.5% convertible senior notes due 2023, entered into capped call transactions at a cost of $75.5 million, paid debt issuance costs of $15.0 million, with any remaining proceeds available for general corporate purposes.
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
For the term loan A, we are required to make quarterly payments of $5.0 million with the balance due at maturity in October 2024. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. Both the existing and incremental revolving credit facilities mature in October 2024. We are also required to make mandatory prepayments of the loans under the amended credit agreement, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events. As of September 30, 2023, the outstanding principal amount of our term loan A facility is $367.5 million and term loan B facility is $839.1 million.
There were no borrowings under the revolving credit facilities as of September 30, 2023. Based on our outstanding letters of credit of $46.1 million, $583.9 million was available for future borrowings from revolving credit facilities.

Debt Covenants
As of September 30, 2023, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2023.

Uses of Cash
Acquisitions
During the nine months ended September 30, 2023, we completed various acquisitions that resulted in cash acquired, net of cash paid, of $29.2 million. This includes acquisition of businesses for which we assumed debt of $271.3 million.
Capital Expenditures
Venue and ticketing operations require ongoing investment in our existing venues and ticketing systems to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between maintenance capital expenditures and revenue generating capital expenditures. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Revenue generating capital expenditures generally relate to the construction of new venues to expand our global footprint, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Capital expenditures typically increase during periods when our venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Revenue generating	$185,148	$119,620
Maintenance	72,546	56,755
Total capital expenditures	$257,694	$176,375
Revenue generating capital expenditures during the first nine months of 2023 increased from the same period of the prior year primarily due to enhancements at our amphitheaters and theaters in North America.
We currently expect capital expenditures to be approximately $450 million for the full year of 2023 as we continue catching up on projects delayed due to supply chain constraints and further expand our global platform, with approximately two-thirds of this capital expenditure to be for revenue generating projects.

Cash Flows

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Cash provided by (used in):
Operating activities	$762,441	$928,357
Investing activities	$(463,964)	$(359,728)
Financing activities	$44,932	$(175,219)
Operating Activities
Cash provided by operating activities decreased $165.9 million for the nine months ended September 30, 2023 as compared to the same period of the prior year primarily due to lower accounts payable, accrued expenses and other liabilities from the timing of payments and higher prepaid expenses and other assets due to timing of shows. This was partially offset by an increase in 2023 operating results as discussed within each segment’s operating results as well as higher deferred revenue from timing of events on sale.

Investing Activities
Cash used in investing activities increased $104.2 million for the nine months ended September 30, 2023 as compared to the prior year primarily due to an increase of $98.9 million in purchases of property, plant and equipment in 2023 for revenue generating and maintenance capital expenditures and $71.2 million in higher advances of notes receivable. This was partially offset by cash acquired from acquisitions, net of cash paid of $29.2 million during the current year whereas the prior year was cash paid for acquisitions, net of cash acquired of $38.8 million. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash provided by financing activities was $44.9 million for the nine months ended September 30, 2023 as compared to cash used in financing activities of $175.2 million for the same period of the prior year primarily due to proceeds in 2023 from the issuance of our 3.125% convertible senior notes partially offset by the repurchase of our 2.5% convertible senior notes and capped call transactions in connection with such issuance, as well as higher distributions to noncontrolling interests. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the three and nine months ended September 30, 2023 and 2022. Our foreign operations reported an operating income of $443.0 million for the nine months ended September 30, 2023. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2023 by $44.3 million. As of September 30, 2023, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At September 30, 2023, we had forward currency contracts outstanding with an aggregate notional amount of $159.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.7 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of September 30, 2023. Of the total amount, we had $5.8 billion of fixed-rate debt and $835.0 million of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2023, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2023 with no subsequent change in rates for the remainder of the period.

In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The agreement was amended in February 2023 for the transition from LIBOR to SOFR. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.445%.

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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2023.

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
Based on their evaluation as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2023	25	$91.75
August 2023	2,102	$87.82
September 2023	4,327	$81.04
	6,454

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2023.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2023.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)