Form 10-K
period 2023-12-31
Live Nation Entertainment, Inc.
filed 2024-02-22
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $14.2 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 15, 2024, there were 230,797,704 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,376,336 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
APF	Ancillary revenue per fan
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
Liberty Media	Liberty Media Corporation
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
VIE	Variable interest entity (as defined under GAAP)
Ticketmaster	The ticketing business of the Company

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth under Item 1A.—Risk Factors as well as other factors described herein or in our quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

ITEM 1.    BUSINESS

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 765 million fans across all of our concerts and ticketing platforms in 49 countries during 2023.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting over 145 million fans to more than 6,800 artists at over 50,000 events in 2023. Live Nation owns, operates, has exclusive booking rights for or has an equity interest for which we have a significant influence in 373 venues globally, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl® in New York City, the Hollywood Palladium in Los Angeles, the Moody Center© arena in Austin, the Ziggo Dome in Amsterdam, 3Arena in Dublin, Royal Arena in Copenhagen and Spark Arena in Auckland. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales, ticket resale services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our mobile apps, other websites and numerous retail outlets, distributing over 620 million tickets through our systems in 2023. Ticketmaster serves approximately 10,000 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
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
•Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our strong partnership with artists, agents and managers and a focus on supporting the development of emerging artists, we believe we can continue to expand our concert base.
•Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization by improving ease of purchase, through improved onsite food and beverage and other products, merchandising, and enhanced experiences for our fans.
•Invest in Product Improvements. We will continue to invest in our ticketing platforms and develop innovative products to grow our sales channels, drive increased ticket sales, grow non-service fee revenue streams, and continue to build our client base. These include technological and digital transformations to improve the experience and transparency for fans, venues, and event organizers as well as the overall quality of service. In addition, we will continue to invest in tools that reduce fraud and help artists and teams determine how to get their tickets into the hands of real fans.
•Sell More Tickets. We are focused on selling tickets through a wide set of sales channels, including mobile and online, partnering with affiliates, and leveraging our fan database. We will continue to enhance our application programming interface features to reach a broader audience and expand our digital ticketing rollout, strengthening client and artist control over distribution and creating new and unique marketing opportunities. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events.
•Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market by further monetizing our fan base and growing our portfolio of brands. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing the fans attending our shows. We will continue to develop and to scale new products in order to drive onsite and digital revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.
•Fans. During 2023, we connected over 765 million fans to their favorite live event. Our database of fans and their interests provides us with the means to efficiently communicate to them about shows they are likely to be interested in.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2023, we promoted shows for over 6,800 artists globally. In addition, through our artist management companies, we managed more than 380 artists in 2023.
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

•Distribution Network. We believe that our global network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 45 countries worldwide. In addition, we own, lease, operate, have exclusive booking rights for, or have an equity interest for which we have a significant influence in 373 venues and have operations located across 49 countries as of the end of 2023, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 146 festivals globally in 2023. In addition, we believe that our global ticketing distribution network—with approximately 10,000 clients worldwide in 2023 — makes us the largest ticketing network in the world.
•Sponsors. We monetize our physical and digital assets through long-term sponsorship agreements and advertising. We employ a sales force of approximately 700 people that worked with more than 1,200 sponsors during 2023, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure including Citibank, O2, American Express, Cisco, Hilton, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

Our Industry
We operate in the following main industries within the live entertainment business: live music events, music venue operations, the provision of management and other services to artists and athletes, ticketing services and sponsorship and advertising sales.
The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents work with artists. Booking agents then work with promoters, who will contract with them or with artists directly, to promote events. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees. Artist managers primarily provide services to music artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings.
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
Venue operators typically contract with promoters to have their venues rented for specific events on specific dates and receive fixed fees and/or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket scanning at the gate, and receive some or all of the revenue from concessions, merchandise, parking and premium seating.
Ticketing services generally refers to the sale of tickets primarily through online and mobile channels, but also include sales through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting its fee. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. The ticketing company will generally not earn a fee on these box office tickets. Venues set the ticketing service fee to be charged on tickets and typically retain the majority of these fees.
Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge when the ticket is resold and the ticket value is paid to the holder.

The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising and promotional programs to a variety of companies to advertise or promote their brand, product or service. These sponsorships typically include venue naming rights, onsite venue signage, online and in-app advertisements and exclusive partner rights in various categories such as credit card, beverage, travel and telecommunications, and may include event pre-sales and onsite product activation.

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $18.8 billion, or 82%, of our total revenue during 2023. We promoted more than 50,000 live music and other events in 2023. While our Concerts segment traditionally operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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
As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income and ticket rebates or service charges earned on tickets sold under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire, which is recorded in revenue with limited associated direct operating expenses. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through mobile apps, websites and ticket outlets. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $3.0 billion, or 13%, of our total revenue during 2023, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold approximately 329 million tickets in 2023 on which we were paid fees for our services. In addition, approximately 291 million tickets were sold, for which we did not receive a fee, using our Ticketmaster systems, including season seat packages, our venue clients’ box offices, and other channels. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients and their content partners generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with our analytical support. Agreements with venue clients in North America and Australia generally grant us exclusive rights to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients in other international markets generally grant us the right to an allocation of tickets for events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Similarly, in such international markets we have venue agreements which provide Ticketmaster an allocation of tickets for all events at those venues. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and our clients, and generally subject to Ticketmaster approval, the client may allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. Due to these and other permitted third-party ticket distribution channels, we do not always sell all of our clients’ tickets, even at venues where we are the exclusive primary ticketing service provider, and the amount of tickets that we sell varies from client to client and from event to event, and also varies as to any given client from year to year.
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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $1.1 billion, or 5%, of our total revenue during 2023. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with our outdoor venues and festivals, which are primarily used in or occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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
•Other Venues—Other venues includes restaurants and exhibition and convention halls that typically are not used for live music events.
The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest over which we had a significant influence as of December 31, 2023:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	1	1	—	—	2
Amphitheater	5,000 - 30,000	10	40	1	16	—	67
Arena	5,000 - 20,000	3	13	2	6	—	24
Theater	1,000 - 6,500	10	70	10	30	2	122
Club	Less than 1,000	5	51	2	13	—	71
Restaurants & Music Halls	1,000 - 2,000	2	15	—	—	—	17
Festival Sites (1)	Varies	2	—	51	—	—	53
Other Venues	Varies	—	13	—	1	3	17
Total venues in operation		32	203	67	66	5	373

Venues currently under construction		—	6	—	—	—	6
Venues not currently in operation		3	—	—	6	6	15

Total venues in operation by location:
North America		22	152	23	65	5	267
International		10	51	44	1	—	106
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
We experience competition from other national, regional and local primary ticketing service providers to secure new venue clients and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale, notwithstanding federal and state prohibitions. We actively develop and apply methods to mitigate the impact of these bots, however, the bot technology constantly evolves and changes. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.

We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, SeatGeek, Ticketek, See Tickets and Dice; secondary ticketing companies such as StubHub, Vivid Seats, Viagogo and SeatGeek; and many others, including large technology and ecommerce companies that could enter these markets.
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

Our People and Culture
Bringing more than 50,000 events to life and connecting over 765 million fans across all of our concerts and ticketing platforms, as we did in 2023, is a massive undertaking, made possible by our thousands of employees spread across 45 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.
Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means our top priority is making sure that every employee can rely on us to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under eight core pillars, designed to support key life moments:
•Taking Care of Yourself: To enhance overall happiness and wellness, we offer flexible vacation time, free ticket perks and in-house and on-demand virtual meditation sessions, crisis support and crowdfunding networks, and more. In 2023, we launched Sober Nation providing sobriety and recovery support for our employees and community events that help destigmatize addiction and recovery in the industry.
•Taking Care of Your Health: Beyond a full suite of medical, dental and vision benefits, we provide access to virtual doctor’s appointments.
•Taking Care of Your Mental Health: In 2023, we enhanced our mental well-being offerings for staff – increasing the amount of free virtual mental health coaching or therapy sessions, plus group support sessions, 24/7 counselor support line, and both in-person and virtual meditation and yoga sessions.
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
•Taking Care of Our Own: During life’s most difficult moments, we offer employees financial support to help them through a variety of crises, including unexpected deaths, natural disasters, and escaping domestic violence. To this end, in partnership with Music Forward Foundation, we announced Crew Nation, a global relief fund which has provided financial support to over 16,000 live music crews in over 50 countries to which we have donated $15 million since March 2020.
•Taking Care of Others: In order to empower our employees to get involved in causes that are meaningful to them, we provide paid time off for them to volunteer in their local communities.

Diversity, Inclusion and Belonging
We are continually striving towards our goal of being as diverse as the fans and artists that we serve, ensuring that we have the breadth of insights and perspectives to effectively serve artists, fans and other clients of all types. Programs key to this mission include:
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
•Diversity Goals: We remain committed to making continuous progress toward our ambitious representation goals – to strengthen the company’s diversity from the top down. Our efforts thus far have resulted in increasing overall representation at all levels of the business.
•Live Nation Women Fund: An early-stage investment fund we have created focused on female-led live music businesses.
•Industry Engagement: In 2022, we further demonstrated our commitment to diversity and inclusion by joining the efforts of “Diversify The Stage” and signing their pledge to provide greater access to equitable opportunities for underrepresented groups in live music, events, and touring industries. We have also partnered with the Black Music Action Coalition (BMAC) to create a music business intensive course and paid internship program to train the next generation of diverse industry newcomers with the technical skills required to succeed in careers in the live industry.
Our efforts around diversity, equity, and inclusion have also gained us recognition on Forbes’ Best Employers for Diversity list (2019, 2021-23), Forbes’ World’s Top Companies for Women (2023), Forbes’ America’s Best Employers for Women (2022-23), Forbes’ Best Employers for New Grads (2022-23), and Newsweek’s Americas Greatest Workplaces for Diversity List (2023-24), National List (2023), and Women List (2024). We have also earned a Best Places to Work for LGBTQ+ Equality designation by receiving high scores on the Human Rights Campaign Foundation’s Corporate Equality Index (2019-23).
Human Capital
Our compensation philosophy is focused on attracting and retaining talented individuals who contribute to our values and help lead our dynamic and innovative environment. To determine market-competitive pay for our employees, we use a combination of entertainment and technology industry benchmarks.
We are committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of our shareholders for long-term growth and profitability. We further strive to reward individual achievements and contributions that are both aligned with and supportive of our short- and long-term goals and core business values. We believe that our efforts in these areas are working and contributing to the overall success of the Company, as evidenced by accolades such as obtaining a Great Place to Work® certification (2017-19, 2022-23), placing on Forbes’ World’s Best Employers List (2023) and America’s Best Large Employers List (2022-24), placing on TIME’s World’s Best Companies (2023) and 100 Most Influential Companies (2023), and placing on Fortune’s World’s Most Admired Companies List (2018-21, 2024) and 500 List (2010-2020, 2023).
As of December 31, 2023, we had approximately 14,700 full-time employees. Our staffing needs vary significantly throughout the year and we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2023, we employed approximately 17,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 31,500 seasonal and part-time employees in 2023.

Labor Relations
The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of our business. We believe that we have good relationships with our employees and other unionized labor involved in our events, and there have been no related significant work stoppages in the past three years. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to renegotiate on terms favorable to us, and our business operations at one or more of our facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. A work stoppage at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, results of operations and financial condition. We cannot predict the effect that a potential work stoppage will have on our business operations.

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 15, 2024.

Name	Age	Position

Michael Rapino	58	President, Chief Executive Officer and Director
Carlos Alvarez	49	Chief Technology Officer–Ticketmaster
Joe Berchtold	59	President and Chief Financial Officer
Brian Capo	57	Senior Vice President–Chief Accounting Officer
Liz Dyer	38	Senior Vice President–Human Resources
Johnel Evans	49	Global Vice President–Diversity and Inclusion
Arthur Fogel	70	Chairman–Global Music and President–Global Touring
Kaitlyn Henrich	33	Senior Vice President–Corporate Communications and Social Impact
John Hopmans	65	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Bob Roux	66	President–U.S. Concerts
Michael Rowles	58	General Counsel and Secretary
Russell Wallach	58	President–Sponsorship and Advertising
Michael Wichser	45	Chief Operating Officer–Ticketmaster
Mark Yovich	49	President–Ticketmaster
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Carlos Alvarez is our Chief Technology Officer of Ticketmaster and has served in this capacity since September 2020. Prior to that, Mr. Alvarez served in various information technology roles since joining us in August 2014.
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
Michael Wichser is our Chief Operating Officer of Ticketmaster and has served in this capacity since January 2021. Prior to that, Mr. Wichser served in various mergers and acquisitions and strategy and development roles since joining us in September 2014.
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
On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, hundreds of civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. These events were the subject of an inquiry we received from the House of Representatives Committee on Oversight and Reform. We may incur material liabilities from the 2021 Astroworld event, for which it is currently expected liability insurance can provide sufficient coverage, but at this time there are no assurances of such adequacy of coverage. In addition, this could negatively impact our business, including our ability to obtain reasonably priced insurance coverage for future events, costs of operating security at events and other cost and commercial ramifications. These effects could have a material impact on our business, financial condition, results of operations and/or cash flows.

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
Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, automate or expedite transactions or other activities on our platform, disable or degrade service or sabotage systems (or otherwise bring about one or more of these effects) may change frequently and as a result, may be difficult for our business to detect for long periods of time and may impact the efficacy of our defenses and/or the products and services we provide. In addition, despite our best efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, including the establishment of a dedicated cybersecurity organization within our larger technology environment, and will continue to do so in the future.

We also face risks associated with security breaches and incidents affecting third parties with which we are affiliated or with which we otherwise conduct business. In particular, hardware, software or applications we develop or procure from third parties may contain, and have contained, defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security, but none of which have been material to date. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting our businesses and/or third parties may discourage consumers from doing business with us, which could have an adverse effect on our business, financial condition and results of operations.
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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the United Kingdom (“U.K.”) from the E.U. on December 31, 2020, we were required to separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. U.K. data protection law has continued to evolve and, notwithstanding the current E.U. decision that allows data to be transferred from the E.U. to the U.K., we anticipate additional changes to U.K. data protection law within the next 12-18 months. In the United States, several states (including California, Virginia, and Colorado) have required us to update our policies and procedures to continue to protect data as required under those laws. State and federal legislators in the United States continue to consider, and enact, new privacy laws, which may require further updates to ensure compliance. Additional changes to data privacy laws and regulations around the world, including in the E.U., U.K., and/or the United States, could lead to additional compliance costs and could increase our overall risk.
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
In addition, given our substantial operations in the U.K. and the E.U., risks and uncertainties remain as a result of the new trading agreement between the U.K. and the E.U. following the U.K.’s exit from the European Union. The U.K. has agreed to “third country” trading status in a new E.U.-U.K. Trade and Cooperation Agreement which sets out arrangements in areas such as tariff-free trade in goods. The level of economic integration that existed while the U.K. was an E.U. Member State has lessened with some additional bureaucracy and cost with customs formalities, VAT, excise duties and ATA carnets for goods moved between the U.K. and the E.U. A review of the U.K.-E.U. Trade and Cooperation Agreement is due to start in May 2026.
These risks and uncertainties include some regulatory uncertainty for data protection. It has been confirmed that the U.K. ICO will not be able to act as the single authority for E.U. multinationals; this means that E.U. multinationals will often have two regulators; one for U.K. activities and one for the rest of the E.U. where cross-border processing takes place. Live Nation has been assigned a new lead authority based on its cross-border processing, so it continues to have a main point of contact for the E.U. In addition, the U.K. is now not part of the E.U. for purposes of data transfers. The GDPR principle that data cannot leave the E.U. (to the U.K. in this case) now applies, however the U.K. has been granted adequacy by the E.U., allowing data to continue to flow to the U.K. Live Nation has already documented data flows to identify where U.K. flows occur and have contractual templates prepared. We have incorporated the U.K.’s International Data Transfer Agreement into any transfer from the U.K. and will continue to monitor whether the U.K. will implement an adequacy system, as proposed by the U.K. government’s data reform package, so we are prepared to comply with any transfer limitation obligations under the U.K. regime.
Live Nation as a tour sponsor will continue to use temporary worker routes into the U.K. now including E.U. and European Economic Area musicians and crew on the sponsor’s license. For tours in Europe, U.K. musicians’ working arrangements will be subject to individual E.U. member states and bilateral agreements reached with the U.K. Government. In the majority of member states the working arrangements will be similar, such as in France and Germany. In others, there may be new requirements for the sponsor. Starting in mid-2025 a European visa-waiver system (ETIAS – European Travel Information and Authorization System) will be required for visitors from 60 visa-exempt countries to enter 30 European countries for a short stay. All United States citizens travelling to the E.U. will need to register with ETIAS. In the U.K. an Electronic Travel Authorization scheme (ETA) is now in operation for visitors from Qatar. From February 22, 2024, it will be required for passport holders from Bahrain, Jordan, Kuwait, Oman, Saudi Arabia and the UAE. By the end of 2024, ETAs will be a worldwide requirement for visitors who do not need a visa for short stays to the U.K.
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

In December 2019, we agreed with the United States Department of Justice to extend and enhance the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business.
In connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC in 2010, we became subject, through July 2020, to a court-imposed final judgment (the “Final Judgment”) that places certain restrictions and obligations on us in order to address the issues the United States Department of Justice (the “DOJ”) raised in its antitrust review of the merger. Pursuant to the Final Judgment, we agreed to abide by certain behavioral remedies and to provide periodic reports to the DOJ about our compliance with the Final Judgment. The Final Judgment was due to expire in July 2020; in December 2019, we reached an agreement with the DOJ to enhance certain aspects of the Final Judgment and extend its duration through the end of 2025 (the “Amended Final Judgment”).
Under the Amended Final Judgment (i) we may not threaten to condition (or actually condition) the provision of Live Nation concerts on a venue choosing Ticketmaster, (ii) we may not retaliate (i.e., withhold any Live Nation concerts) in response to a venue choosing a ticketing services provider other than Ticketmaster, and (iii) Ticketmaster may not share with Live Nation promoters certain information about other concerts that Ticketmaster tickets. In addition, pursuant to the Amended Final Judgment, (i) an independent monitor has been appointed to monitor and report to the DOJ on our compliance with the Amended Final Judgment, and investigate any potential violations thereof, (ii) we appointed an internal antitrust compliance officer and have conducted (and will continue to annually conduct) internal trainings to ensure our employees fully comply with the Amended Final Judgment; (iii) we provided, and will continue to provide, notice to current or potential venue customers of the Amended Final Judgment and its restrictions on our business conduct; (iv) we are required to notify the DOJ of any ticket company acquisitions regardless of whether they would fall within the normal notification rules, and (v) we are subject to an automatic penalty of $1,000,000 for each violation. We agreed to pay costs and fees for the independent monitor and the DOJ’s past investigation and enforcement.
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
General Risks Relating to our Business and Operations
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics, including any resurgence of the COVID-19 pandemic.
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

The global COVID-19 pandemic had a material negative impact on our business and operating results. During the height of the pandemic, we ceased all Live Nation tours and closed our venues to support global efforts at social distancing and mitigating the spread of the virus, and to comply with restrictions put in place by various governmental entities. While our operations have largely returned to normal, any resurgence of the pandemic, or outbreaks causing localized endemics in markets where we have significant operations, would adversely affect our business, financial condition and results of operations. Each of our segments depends on live music and sporting events in order to generate most of its revenue. There can be no assurances that new outbreaks of COVID-19 or other epidemics will not again cause operations in impacted markets to close and/or revert to restrictions on activities experienced during the height of the pandemic for an unknown duration of time.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2023, our international operations accounted for approximately 37% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar, Canadian Dollar and Mexican Peso. We experienced foreign exchange rate operating income of $29.6 million for the year ended December 31, 2023 and foreign exchange operating losses of $39.8 million and $9.2 million for the years ended December 31, 2022 and 2021, respectively, which impacted our operating income (loss). See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2023	2022
March 31	$142,776	$27,060
June 30	386,371	318,699
September 30	618,532	506,249
December 31	(81,476)	(119,890)

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various risks with terms, conditions and costs that management deems appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and other security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics, artist illnesses and/or inability to perform, and other general casualty matters. We have experienced a significant increase in our cost to obtain appropriate insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic, event cancellations, and other incidents that we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2023, we had property and equipment with a net book value of $2.1 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
As of December 31, 2023, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $49.7 million, was $6.6 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $898.4 million, with outstanding letters of credit of $31.6 million. We may also incur significant additional indebtedness in the future.
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

ITEM  1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Our Board of Directors (the “Board”) is responsible for overseeing our risk management program and cybersecurity is a critical element of this program. The Information Security and Privacy team leads cybersecurity risk management for our business. Effective Cyber Risk Management is foundational to our Information Security and Privacy program and is based on recognized frameworks established by the National Institute of Standards and Technology (NIST). Our Information Security and Privacy Risk Management program includes processes and controls for the business to ensure that cybersecurity risks are identified and responded to promptly. These range from formal processes that are triggered in certain circumstances, to detective controls and technology that we use to identify and manage risks. Information Security and Privacy’s Risk Management process is consistent with our Enterprise Risk Management Policy, which describes how we manage risks generally. The Information Security and Privacy team also engages with external consultants to ensure best practices in our Cyber Risk Management.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management and strategy focus on several areas:
•Risk Identification and Reporting: We have implemented a comprehensive, cross-functional approach to assessing, identifying, and managing material cybersecurity threats and incidents. The program includes controls and procedures to properly identify, classify, and escalate certain cybersecurity incidents to provide management visibility and obtain an assessment from management as to the public disclosure and reporting of material incidents in a timely manner. The Information Security and Privacy team’s responsibilities include:
◦Conducting privacy impact assessments;
◦Rating cyber risk severity, coordinating remediation, and monitoring cyber risks within our enterprise risk register;
◦Cyber threat intelligence functions, including monitoring cybercrime and geopolitical developments;
◦Supporting mergers and acquisitions activities, including integration of newly acquired businesses;
◦Performing security architecture reviews, both of existing enterprise systems and those of newly acquired organizations;
◦Monitoring and ensuring Payment Card Industry Data Security Standard (PCI-DSS) compliance where required across the enterprise; and
◦Conduct and supervision of penetration testing.
•Technical Safeguards: We have implemented technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications. The Information Security and Privacy team also manages and carries out logging, and vulnerability and application scanning, to support the identification of cyber risks.
•Incident Response and Recovery Planning: We maintain comprehensive incident response, business continuity, and disaster recovery plans designed to guide our response to cybersecurity incidents. We also conduct regular tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•Third-Party Risk Management (TPRM): We maintain a comprehensive, risk-based approach to identifying and overseeing material cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a material cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
•Education and Awareness: We provide regular, mandatory training for all levels of employees regarding cybersecurity threats to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.
Governance
The Board, in coordination with our Global Data Governance Board (GDGB) and the Audit Committee, oversees our risk management program, including the management of cybersecurity threats. The GDGB receives regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security.

The Chief Information Security and Privacy Officer (CISPO) is the risk manager overseeing the organization’s information security risk management function. As the Risk Manager, the CISPO is responsible for the administration of the information security risk management program, policy, and procedures. This includes ensuring that risks are properly identified, assessed, managed, and reported as prescribed by the organization. The Risk Manager also has the responsibility of promoting an effective risk management culture through regular training across the organization. The CISPO has direct communication with senior executives regarding cybersecurity risks and works collaboratively with our leadership to respond to and manage the response to cybersecurity incidents. The CISPO has nearly 20 years of legal and data protection experience with a focus on Information Security, Privacy, and Abuse Prevention.
Material Effects of Cybersecurity Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including its business strategy, results of operations, or financial condition. Further information regarding cybersecurity risks can be found in Item 1A. Risk Factors - Risks Relating to Information Technology, Cybersecurity and Intellectual Property.

ITEM 2.    PROPERTIES
As of December 31, 2023, we own, operate or lease 197 entertainment venues throughout North America and 105 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 45 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 8 – Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 2,681 stockholders of record as of February 15, 2024. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
Information regarding repurchases of our common stock during the quarter ended December 31, 2023 can be found in Part IV —Item 15.—Exhibit and Financial Statement Schedules—(a)3 Exhibits —Exhibit 95.
Dividend Policy
Information regarding our dividend policy can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 11 – Equity.
Recent Sales of Unregistered Securities
None.

ITEM 6. [RESERVED]

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
The following discussion of our financial condition and results of operations generally discusses 2023 and 2022 items along with year-over-year comparisons between these two years. Discussion of 2021 items and year-over-year comparisons between 2022 and 2021 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Annual Report on Form 10-K.

Executive Overview
In 2023, we continued to see unprecedented demand for live experience in every corner of the world with emerging and superstar acts across all genres and in venues big and small in 2023. After a record 2022, we surpassed last year’s results by double-digits for revenue, operating income, and AOI, not only at the consolidated level but also in each of our three major reporting segments. Our operating income has increased by 228% and AOI has doubled compared to our pre-pandemic operations in 2019 – a testament to the strength of the live industry and our place in that robust ecosystem. We saw double-digit growth in concert fans, Ticketmaster ticket sales, and sponsorship revenues globally.
Our overall revenue increased by $6.1 billion, or 36%, to $22.7 billion as compared to last year. The increase was $6.0 billion without the impact of changes in foreign exchange rates. Our operating income for the year improved by $334 million, or 46%, to $1.1 billion in 2023 due to stronger performance across all of our major reporting segments. Consolidated AOI for the year increased by $455 million, or 32%, to $1.9 billion this year. The increase was $412 million without the impact of changes in foreign exchange rates.
Our event-related deferred revenue balance increased by $216 million, or 8%, to $2.9 billion as of December 31, 2023 compared to December 31, 2022. This, coupled with current ticket sales for 2024, suggests ongoing strong demand for concerts, making us confident in our continued success in the year ahead.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the year increased by $5.3 billion, or 39% compared to 2022, from $13.5 billion to $18.8 billion. The growth in revenue was the result of more fans enjoying their favorite artists and spending more money at events to maximize their unique live experiences. Approximately 145 million fans attended our shows in the year, our largest annual fan count ever, compared to approximately 121 million last year, for growth of 25 million or 20%. The growth was relatively evenly distributed across our global markets with notable strength in Europe, Latin America, Asia-Pacific and Canada. Growth in amphitheater, stadium and arena fan count drove the majority of the increase in show attendance. In particular, stadium fan count increased by almost 11 million fans to over 29 million fans globally. Some of the larger acts touring globally in the year included Beyoncé, Harry Styles, Karol G, The Weeknd and RBD, reflecting the global diversified base of our artists.
Concerts AOI for the year increased by $156 million, or nearly double, compared to 2022, from $170 million to $325 million. Our ancillary revenue spending at our United States amphitheater shows was nearly $41 per fan for the year, a 10% growth over 2022, driven by higher food and beverage spending as well as increased upsells. In our theaters and clubs across the United States and the United Kingdom, we also saw strong growth in APF revenue. We also experienced double-digit growth with concessions, merchandise and upsells in our expanding owned or operated arena network, which includes the Moody Center arena.
Our Ticketing segment revenue for the year increased by $721 million, or 32%, compared to 2022, from $2.2 billion to $3.0 billion. The improvement resulted from an increase in ticket sales, upward pricing momentum due to higher fan demand and higher non-service fee revenue. We sold 329 million fee-bearing tickets in 2023 compared to 281 million tickets last year, an increase of 17%. North America increased total fee-bearing GTV by 26% while International rose by 42% compared to last year. Pricing on our fee-bearing tickets increased by double-digits, reflecting strong consumer demand, particularly for premium seats and VIP experiences.

Ticketing AOI for the year improved by $288 million, or 35%, compared to 2022, from $828 million to $1.1 billion. We signed 21.4 million net new tickets in 2023. 16.9 million of the net new tickets, or roughly 80%, are from clients outside of North America, highlighting the significance of our international operations and our global expansion opportunity. This gives us confidence that our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the year increased by $127 million, or 13%, compared to 2022 from $968 million to $1.1 billion. The increase was largely driven by our United States business with new strategic deals, expanded deals across our ticket access and venue assets, and the addition of the Moody Center arena in Austin. We also added new marketing partners in Mexico. Sponsorship & Advertising AOI increased by $83 million, or 14%, compared to 2022, from $592 million to $675 million.
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

Consolidated Results of Operations

	Year Ended December 31,					% Change 2023 vs 2022		% Change 2022 vs 2021
	2023			2022	2021
	As Reported	Currency Impacts	Constant Currency**	As Reported	As Reported	As Reported	Constant Currency	As Reported
	(in thousands)
Revenue	$22,749,073	$(63,126)	$22,685,947	$16,681,254	$6,268,447	36%	36%	*
Operating expenses:
Direct operating expenses	17,292,016			12,337,524	4,355,989	40%		*
Selling, general and administrative expenses	3,557,167			2,955,884	1,754,822	20%		68%
Depreciation and amortization	516,797			449,976	416,277	15%		8%
Gain on disposal of operating assets	(13,927)			(32,082)	(1,211)	(57)%		*
Corporate expenses	330,817			237,834	160,428	39%		48%
Operating income (loss)	1,066,203	(29,569)	1,036,634	732,118	(417,858)	46%	42%	*
Operating margin	4.7%		4.6%	4.4%	(6.7)%
Interest expense	350,244			278,483	282,440
Loss on extinguishment of debt	18,504			—	—
Interest income	(237,818)			(77,620)	(6,625)
Equity in losses (earnings) of nonconsolidated affiliates	5,455			(10,571)	(2,520)
Loss (gain) from sale of investments in nonconsolidated affiliates	341			(448)	(83,578)
Other expense, net	34,933			36,827	3,692
Income (loss) before income taxes	894,544			505,447	(611,267)
Income tax expense (benefit)	160,227			96,254	(2,481)
Net income (loss)	734,317			409,193	(608,786)
Net income attributable to noncontrolling interests	171,037			113,207	42,118
Net income (loss) attributable to common stockholders of Live Nation	$563,280			$295,986	$(650,904)
________

*	Percentages are not meaningful.
**	Constant currency is a non-GAAP financial measure. We calculate currency impacts as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations.

Revenue
Revenue increased $6.1 billion during the year ended December 31, 2023 as compared to the prior year driven by increased revenue in our Concerts segment of $5.3 billion, Ticketing segment of $720.9 million and Sponsorship & Advertising segment of $127.1 million as further discussed within each segment’s operating results.
Operating income
Operating income increased $334.1 million during the year ended December 31, 2023 as compared to the prior year primarily driven by increased operating income in our Concerts segment of $94.6 million, Ticketing segment of $283.9 million and Sponsorship & Advertising segment of $66.0 million as further discussed within each segment’s operating results. These increases were partially offset by higher Corporate expenses primarily due to higher compensation expense in 2023 due to headcount growth as a result of increased operating opportunities in 2023.
Interest expense
Interest expense increased $71.8 million during the year ended December 31, 2023 as compared to the prior year primarily driven by the issuance of $1.0 billion principal amount of our 3.125% convertible senior notes due 2029 in January 2023.
Interest income
Interest income increased $160.2 million during the year ended December 31, 2023 as compared to the prior year primarily attributed to higher rate of return on our cash and cash equivalents in 2023 and an increase in our cash and cash equivalents.
Income taxes
For the year ended December 31, 2023, we had a net tax expense of $160.2 million on income before income taxes of $894.5 million compared to a net tax expense of $96.3 million on income before income taxes of $505.4 million for 2022. In 2023, the net income tax expense consisted of $7.2 million of tax expense related to United States federal income taxes, $128.6 million of tax expense related to foreign entities and $24.4 million of tax expense related to state and local income taxes. The net increase in tax expense of $64.0 million is due primarily to higher pre-tax income in taxable jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $57.8 million during the year ended December 31, 2023 as compared to the prior year primarily due to higher operating results from certain concert businesses during 2023 as compared to the prior year.

Non-GAAP Measures
AOI
AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We use AOI to evaluate the performance of our operating segments. We believe that information about AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. AOI is not calculated or presented in accordance with GAAP. A limitation of the use of AOI as a performance measure is that it does not reflect the periodic costs of certain amortizing assets used in generating revenue in our business. Accordingly, AOI should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, AOI as presented herein may not be comparable to similarly titled measures of other companies.
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
The following table sets forth the reconciliation of consolidated operating income (loss) to consolidated AOI for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
Operating income (loss)	$1,066,203	$732,118	$(417,858)
Acquisition expenses	93,664	68,078	42,912
Amortization of non-recoupable ticketing contract advance	83,693	79,043	74,406
Depreciation and amortization	516,797	449,976	416,277
Gain on sale of operating assets	(13,927)	(32,082)	(1,211)
Stock-based compensation expense	115,959	110,049	209,337
AOI	$1,862,389	$1,407,182	$323,863

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

Key Operating Metrics

	Year Ended December 31,
	2023	2022	2021
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America	33,629	29,170	12,004
International	16,430	14,475	5,408
Total estimated events	50,059	43,645	17,412
Estimated fans:
North America	81,252	69,693	26,330
International	64,538	51,459	8,935
Total estimated fans	145,790	121,152	35,265
Ticketing (2)
Estimated number of fee-bearing tickets sold	329,116	280,862	131,685
Estimated number of non-fee-bearing tickets sold	291,295	269,814	145,047
Total estimated tickets sold	620,411	550,676	276,732
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2023 vs 2022	% Change 2022 vs 2021
	2023	2022	2021
	(in thousands)
Revenue	$18,763,669	$13,494,100	$4,722,190	39%	*
Direct operating expenses	16,019,425	11,339,278	3,913,975	41%	*
Selling, general and administrative expenses	2,497,983	2,083,637	1,184,424	20%	76%
Depreciation and amortization	320,680	260,238	243,439	23%	7%
Gain on disposal of operating assets	(10,804)	(30,810)	(1,162)	(65)%	*
Operating loss	$(63,615)	$(158,243)	$(618,486)	60%	74%
Operating margin	(0.3)%	(1.2)%	(13.1)%
AOI	$325,497	$169,740	$(221,338)	92%	*
AOI margin **	1.7%	1.3%	(4.7)%
_________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Concerts revenue increased $5.3 billion during the year ended December 31, 2023 as compared to the prior year primarily due to increased fan growth which was evenly distributed across our global markets with notable strength in Europe, Latin America, Asia-Pacific and Canada. In addition, Concerts had incremental revenue of $578.5 million during the year ended December 31, 2023 from acquisitions and new venues.
Operating results
Concerts AOI increased $155.8 million and operating loss improved $94.6 million for the year ended December 31, 2023 as compared to the prior year primarily driven by an increase in revenue discussed above as well as incremental revenue from acquisitions and new venues of $23.2 million. These increases were partially offset by increased direct operating expenses to support increased fan growth at events and increased selling general and administrative expenses primarily related to increased headcount and compensation expenses. The remaining change in operating income outside of AOI of $61.1 million is primarily attributable to higher depreciation and amortization expenses of $60.4 million for additional capital expenditures incurred to support the increased operations as well as from acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2023 vs 2022	% Change 2022 vs 2021
	2023	2022	2021
	(in thousands)
Revenue	$2,959,477	$2,238,618	$1,134,268	32%	97%
Direct operating expenses	1,091,767	793,986	358,246	38%	*
Selling, general and administrative expenses	855,070	711,574	472,519	20%	51%
Depreciation and amortization	105,256	109,778	133,227	(4)%	(18)%
Loss (gain) on disposal of operating assets	39	(197)	(67)	*	*
Operating income	$907,345	$623,477	$170,343	46%	*
Operating margin	30.7%	27.9%	15.0%
AOI	$1,116,303	$827,901	$420,545	35%	97%
AOI margin **	37.7%	37.0%	37.1%
__________________________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Ticketing revenue increased $720.9 million during the year ended December 31, 2023 as compared to the prior year. This increase is primarily due to higher primary and secondary sales volumes driven by more events on sale and upward pricing momentum due to more fan demand and artist mix in 2023 as compared to 2022.
Operating results
Ticketing AOI increased $288.4 million and operating income increased $283.9 million during the year ended December 31, 2023 as compared to the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2023 vs 2022	% Change 2022 vs 2021
	2023	2022	2021
	(in thousands)
Revenue	$1,095,217	$968,146	$411,910	13%	*
Direct operating expenses	245,297	225,724	86,540	9%	*
Selling, general and administrative expenses	184,158	155,305	95,251	19%	63%
Depreciation and amortization	72,969	60,318	27,942	21%	*
Operating income	$592,793	$526,799	$202,177	13%	*
Operating margin	54.1%	54.4%	49.1%
AOI	$675,137	$591,972	$242,239	14%	*
AOI margin **	61.6%	61.1%	58.8%
______________

*	Percentages are not meaningful.
**	See “—Non-GAAP Measures” above for the definition of AOI margin.
Revenue
Sponsorship & Advertising revenue increased $127.1 million during the year ended December 31, 2023 as compared to the prior year due to expanded deals across our ticket access and venue assets, the addition of the Moody Center arena in Austin and new partnerships in Mexico. Sponsorship & Advertising had incremental revenue of $36.0 million during the year ended December 31, 2023 from acquisitions of new venues.
Operating results
Sponsorship & Advertising AOI increased $83.2 million and operating income increased $66.0 million during the year ended December 31, 2023 as compared to the prior year. These increases were primarily due to higher sponsorship revenue discussed above. These increases were partially offset by increases in direct operating expenses, including higher artist activation costs, and selling, general and administrative expenses primarily related to increased headcount and compensation expenses. The remaining change in operating income outside of AOI of $17.2 million was primarily due to an increase in depreciation and amortization related to assets utilized to support higher activity levels as compared to the prior year.

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
Our balance sheet reflects cash and cash equivalents of $6.2 billion at December 31, 2023 and $5.6 billion at December 31, 2022. Included in the December 31, 2023 and 2022 cash and cash equivalents balances are $1.5 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.7 billion in cash and cash equivalents, excluding client cash, at December 31, 2023. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.6 billion and $5.9 billion at December 31, 2023 and 2022, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.7% at December 31, 2023 with approximately 87% of our debt at a fixed rate. Our weighted-average cost of debt for short-term borrowings outstanding at December 31, 2023, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1%.
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

Sources of Cash
In November 2023, we amended our senior secured credit facility and now have a $1.3 billion revolving credit facility in addition to the existing $950 million term loan B facility. The new $1.3 billion revolving credit facility refinanced our existing $630 million revolving credit facilities and we drew down $370 million at closing to repay in full our outstanding $367.5 million delayed draw term A loan facility and related accrued interest and fees. The delayed draw term A loan facility was permanently retired upon being repaid in full. On February 9, 2024, we repaid $250 million of principal related to our revolving credit facility.
In February 2023, we amended our senior secured credit facility. The amendments provides for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in United States Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of our ability to draw letters of credit in Canadian Dollars.
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
In December 2022, we entered into a $126.7 million Euro denominated note due in 2024 with a floating interest rate of three month Euribor plus 3.0% per annum related to an asset acquisition in Europe.
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
Debt Instruments
Information regarding our various debt instruments can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.

Uses of Cash
Acquisitions
When we make acquisitions, the acquired entity may have cash on its balance sheet at the time of acquisition. All amounts related to the use of cash for acquisitions discussed in this section are presented net of any cash acquired. During 2023, we completed various acquisitions for total consideration, net of cash acquired, of $17.5 million, including business acquisitions accounted for as asset acquisitions. This includes acquisitions of businesses for which we assumed debt of $278.9 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or replacements funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenue generating capital expenditures	$321,885	$237,603	$102,418
Maintenance capital expenditures	131,866	126,957	68,148
Total capital expenditures	$453,751	$364,560	$170,566
Revenue generating capital expenditures for 2023 increased from the same period of the prior year primarily due to enhancements at our amphitheaters and theaters in North America.
For the years ended December 31, 2023, 2022 and 2021, $15.0 million, $12.4 million and $5.9 million, respectively, of insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above.
We expect capital expenditures to be approximately $540 million for the year ending December 31, 2024 with approximately two-thirds of the capital expenditure on revenue generating projects and approximately one-third of the capital expenditure on four venues.

Cash Flows

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$1,370,794	$1,832,063	$1,780,568
Investing activities	$(695,805)	$(784,691)	$(566,962)
Financing activities	$(87,281)	$(143,340)	$1,171,332
Operating Activities
Cash provided by operating activities decreased $461.3 million for the year ended December 31, 2023 as compared to the prior year primarily due to changes in operating assets and liabilities partially offset by an increase in 2023 operating results as discussed within each segment’s operating results.
Investing Activities
Cash used in investing activities decreased $88.9 million for the year ended December 31, 2023 as compared to the prior year primarily due to lower cash paid for acquisitions, net of cash acquired of $239.7 million. This was partially offset by an increase of $91.4 million in purchases of property, plant and equipment in 2023 for revenue generating and maintenance capital expenditures. See “—Uses of Cash” above for further discussion.

Financing Activities
Cash used in financing activities decreased $56.1 million for the year ended December 31, 2023 as compared to the prior year primarily due to proceeds in 2023 from the issuance of our 3.125% convertible senior notes and draw down from our revolving credit facility partially offset by the repurchase of our 2.5% convertible senior notes and capped call transactions in connection with such issuance, repayment of the delayed draw term A loan facility and higher distributions to noncontrolling interests. See “—Sources of Cash” above for further discussion.

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
We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. Information regarding our minimum payments for non-cancelable contracts and capital expenditures commitments can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 8 – Commitments and Contingent Liabilities as of December 31, 2023 and thus do not represent all expected expenditures for those periods.
The estimated interest payments, and expected payments of contingent and deferred consideration liabilities as of December 31, 2023 are as follows:

	Payments Due by Period
	Total	2024	2025	2026	2027	2028	Thereafter
	(in thousands)
Estimated interest payments	$937,635	$301,348	$249,576	$224,535	$118,299	$34,890	$8,987
Contingent and deferred consideration	127,901	98,902	22,292	598	347	343	5,419
Total	$1,065,536	$400,250	$271,868	$225,133	$118,646	$35,233	$14,406
Guarantees of Third-Party Obligations
As of December 31, 2023 and 2022, we guaranteed the debt of third parties of approximately $19.4 million and $19.5 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Our foreign operations reported operating income of $586.0 million for the year ended December 31, 2023. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2023 by $58.6 million. As of December 31, 2023, our most significant foreign exchange exposure included the

Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At December 31, 2023, we had forward currency contracts outstanding with a notional amount of $210.4 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.6 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2023. Of the total amount, we had $5.8 billion of fixed-rate debt and $0.8 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2023, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $2.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2023 with no subsequent change in rates for the remainder of the period.
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

Business Combinations
We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interest requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. In addition, when we have acquisitions where substantially all of the fair value of assets acquired is concentrated in a single asset or group of similar assets, we account for the acquisitions as asset acquisitions.
Intangibles
We classify intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. We periodically review the appropriateness of the amortization periods related to our definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names and cryptocurrency assets which are not subject to amortization. Our amortization expense is presented as a separate line item, with depreciation expense, in the statements of operations. There is no amortization expense included in direct operating expenses, selling, general and administrative expenses or corporate expenses.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2023, 2022 and 2021 there were no significant impairment charges.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2023, 2022 and 2021, there were no significant impairment charges.
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
For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis primarily using a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the years ended December 31, 2022 and 2021, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
Revenue Recognition
Revenue from the promotion or production of an event in our Concerts segment is recognized when the event occurs. Revenue collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024, expressed an unqualified opinion thereon.
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

Goodwill impairment assessment
Description of the Matter	As discussed in Note 1 to the consolidated financial statements, management conducts a goodwill impairment assessment annually, and when events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. For one reporting unit with goodwill of $325 million, the Company performed a quantitative assessment as part of their annual impairment assessment as of October 1, 2023. No goodwill impairment charges were recorded for the year ended December 31, 2023.

Auditing the Company’s annual goodwill impairment test was complex due to the significant judgment in estimating the fair value of the reporting unit when a quantitative assessment of fair value is performed. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital and projected margins, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected margin used in the valuation to actual historical, current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range for the weighted average cost of capital and compared it to the weighted average cost of capital determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
February 22, 2024

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$6,231,866	$5,606,457
Accounts receivable, less allowance of $82,350 and $63,294, respectively	2,069,054	1,465,383
Prepaid expenses	1,147,581	949,826
Restricted cash	7,090	5,917
Other current assets	122,163	131,939
Total current assets	9,577,754	8,159,522
Property, plant and equipment, net	2,101,463	1,487,663
Operating lease assets	1,606,389	1,571,395
Intangible assets
Definite-lived intangible assets, net	1,161,621	1,050,622
Indefinite-lived intangible assets, net	377,349	368,712
Goodwill	2,691,466	2,529,380
Long-term advances	623,154	568,558
Other long-term assets	934,849	724,989
Total assets	$19,074,045	$16,460,841
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,866,864	$1,791,025
Accounts payable	267,493	180,076
Accrued expenses	3,006,281	2,368,434
Deferred revenue	3,398,028	3,134,800
Current portion of long-term debt, net	1,134,386	620,032
Current portion of operating lease liabilities	158,421	140,232
Other current liabilities	128,430	68,716
Total current liabilities	9,959,903	8,303,315
Long-term debt, net	5,459,026	5,283,467
Long-term operating lease liabilities	1,686,091	1,654,525
Other long-term liabilities	488,159	455,971
Commitments and contingent liabilities
Redeemable noncontrolling interests	893,709	669,766
Stockholders' equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 233,711,176 and 231,671,647 shares issued and 233,303,152 and 231,263,623 shares outstanding in 2023 and 2022, respectively	2,298	2,285
Additional paid-in capital	2,367,918	2,698,316
Accumulated deficit	(2,407,949)	(2,971,229)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	27,450	(90,076)
Total Live Nation stockholders' equity	(17,148)	(367,569)
Noncontrolling interests	604,305	461,366
Total equity	587,157	93,797
Total liabilities and equity	$19,074,045	$16,460,841

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022	2021
	(in thousands except share and per share data)
Revenue	$22,749,073	$16,681,254	$6,268,447
Operating expenses:
Direct operating expenses	17,292,016	12,337,524	4,355,989
Selling, general and administrative expenses	3,557,167	2,955,884	1,754,822
Depreciation and amortization	516,797	449,976	416,277
Gain on disposal of operating assets	(13,927)	(32,082)	(1,211)
Corporate expenses	330,817	237,834	160,428
Operating income (loss)	1,066,203	732,118	(417,858)
Interest expense	350,244	278,483	282,440
Loss on extinguishment of debt	18,504	—	—
Interest income	(237,818)	(77,620)	(6,625)
Equity in losses (earnings) of nonconsolidated affiliates	5,455	(10,571)	(2,520)
Loss (gain) from sale of investments in nonconsolidated affiliates	341	(448)	(83,578)
Other expense, net	34,933	36,827	3,692
Income (loss) before income taxes	894,544	505,447	(611,267)
Income tax expense (benefit)	160,227	96,254	(2,481)
Net income (loss)	734,317	409,193	(608,786)
Net income attributable to noncontrolling interests	171,037	113,207	42,118
Net income (loss) attributable to common stockholders of Live Nation	$563,280	$295,986	$(650,904)

Basic net income (loss) per common share available to common stockholders of Live Nation	$1.38	$0.66	$(3.09)
Diluted net income (loss) per common share available to common stockholders of Live Nation	$1.37	$0.64	$(3.09)

Weighted average common shares outstanding:
Basic	228,628,390	224,809,558	217,190,862
Diluted	230,977,326	231,556,866	217,190,862

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$563,280	$295,986	$(650,904)
Accretion of redeemable noncontrolling interests	(247,438)	(146,770)	(19,771)
Net income (loss) available to common stockholders of Live Nation—basic and diluted	$315,842	$149,216	$(670,675)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss)	$734,317	$409,193	$(608,786)
Other comprehensive income (loss), net of tax:
Unrealized gain on cash flow hedge	5,225	49,529	15,204
Realized loss (gain) on cash flow hedge	(17,158)	312	7,825
Foreign currency translation adjustments	129,459	8,047	6,016
Comprehensive income (loss)	851,843	467,081	(579,741)
Comprehensive income attributable to noncontrolling interests	171,037	113,207	42,118
Comprehensive income (loss) attributable to common stockholders of Live Nation	$680,806	$353,874	$(621,859)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2020	214,466,988	$2,145	$2,386,790	$(2,676,833)	$(6,865)	$(177,009)	$338,020	$(133,752)	$272,449
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	—	—
Non-cash and stock-based compensation	—	—	96,747	—	—	—	—	96,747	—
Common stock issued under stock plans, net of shares withheld for employee taxes	921,186	9	(27,707)	—	—	—	—	(27,698)	—
Exercise of stock options	1,337,301	13	12,458	—	—	—	—	12,471	—
Sale of common shares	5,239,259	53	449,577	—	—	—	—	449,630	—
Acquisitions	—	—	—	—	—	—	21,120	21,120	280,828
Purchases of noncontrolling interests	—	—	(110)	—	—	—	(2,577)	(2,687)	(1,698)
Sales of noncontrolling interests	—	—	(289)	—	—	—	9,318	9,029	—
Redeemable noncontrolling interests fair value adjustments	—	—	(19,771)	—	—	—	—	(19,771)	19,771
Contributions received	—	—	—	—	—	—	21,911	21,911	95
Cash distributions	—	—	—	—	—	—	(41,011)	(41,011)	(11,357)
Other	—	—	—	—	—	—	(3,090)	(3,090)	221
Comprehensive income (loss):
Net income (loss)	—	—	—	(650,904)	—	—	50,506	(600,398)	(8,388)
Unrealized gain on cash flow hedge				—	—	15,204	—	15,204	—
Realized loss on cash flow hedge				—	—	7,825	—	7,825	—
Foreign currency translation adjustments	—	—	—	—	—	6,016	—	6,016	—
Balances at December 31, 2021	221,964,734	2,220	2,897,695	(3,327,737)	(6,865)	(147,964)	394,197	(188,454)	551,921

Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	223,136	—	—	—	—	223,136	—
Common stock issued under stock plans, net of shares withheld for employee taxes	2,598,569	26	(120,524)	—	—	—	—	(120,498)	—
Exercise of stock options	3,934,799	39	5,883	—	—	—	—	5,922	—
Acquisitions	—	—	—	—	—	—	6,846	6,846	30,532
Purchases of noncontrolling interests	—	—	(64,601)	—	—	—	(7,778)	(72,379)	(5,848)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(147,323)	—	—	—	—	(147,323)	147,230
Contributions received	—	—	—	—	—	—	17,400	17,400	25
Cash distributions	—	—	—	—	—	—	(79,887)	(79,887)	(20,773)
Other	—	—	36	—	—	—	30,580	30,616	(46,184)
Comprehensive income (loss):
Net income	—	—	—	295,986	—	—	100,344	396,330	12,863
Unrealized gain on cash flow hedge	—	—	—	—	—	49,529	—	49,529	—
Realized loss on cash flow hedge	—	—	—	—	—	312	—	312	—
Foreign currency translation adjustments	—	—	—	—	—	8,047	—	8,047	—
Balances at December 31, 2022	228,498,102	2,285	2,698,316	(2,971,229)	(6,865)	(90,076)	461,366	93,797	669,766

Non-cash and stock-based compensation	58	—	110,021	—	—	—	—	110,021	—
Common stock issued under stock plans, net of shares withheld for employee taxes	239,765	2	(9,486)	—	—	—	—	(9,484)	—
Exercise of stock options	890,566	9	19,255	—	—	—	—	19,264	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	129,700	129,700	47,375
Purchases of noncontrolling interests	—	—	(100,940)	—	—	—	(35,549)	(136,489)	(11,402)
Redeemable noncontrolling interests fair value adjustments	—	—	(246,421)	—	—	—	—	(246,421)	246,421
Contributions received	—	—	—	—	—	—	17,517	17,517	85
Cash distributions	—	—		—	—	—	(163,301)	(163,301)	(76,318)
Other	—	—	—	—	—	—	71,800	71,800	(30,483)
Comprehensive income (loss):
Net income	—	—	—	563,280	—	—	122,772	686,052	48,265
Unrealized gain on cash flow hedge	—	—	—	—	—	5,225	—	5,225	—
Realized gain on cash flow hedge	—	—	—	—	—	(17,158)	—	(17,158)	—
Foreign currency translation adjustments	—	—	—	—	—	129,459	—	129,459	—
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,407,949)	$(6,865)	$27,450	$604,305	$587,157	$893,709

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$734,317	$409,193	$(608,786)
Reconciling items:
Depreciation	266,590	225,770	222,840
Amortization of definite-lived intangibles and indefinite-lived intangibles impairment loss	250,207	224,206	193,437
Amortization of non-recoupable ticketing contract advances	83,693	79,043	74,406
Deferred income tax expense (benefit)	(44,018)	7,199	(9,639)
Amortization of debt issuance costs and discounts	16,884	16,448	37,260
Provision for uncollectible accounts and loans receivable	78,336	68,612	(17,826)
Loss on extinguishment of debt	18,504	—	—
Stock-based compensation expense	115,959	110,049	209,337
Unrealized changes in fair value of contingent consideration	40,151	56,704	(6,732)
Gain on mark-to-market of equity investments	(47,878)	(22,638)	(15,447)
Equity in losses earnings of nonconsolidated affiliates, net of distributions	30,522	14,912	11,189
Loss (gain) on sale of investments in nonconsolidated affiliates	(979)	1,357	(83,578)
Other, net	(11,509)	3,355	114
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(550,670)	(463,977)	(485,211)
Decrease (increase) in prepaid expenses and other assets	(202,834)	(267,945)	95,533
Increase in accounts payable, accrued expenses and other liabilities	460,496	1,002,158	1,315,722
Increase in deferred revenue	133,023	367,617	847,949
Net cash provided by operating activities	1,370,794	1,832,063	1,780,568
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(181,801)	(115,992)	(28,899)
Collections of notes receivable	17,057	20,527	23,835
Investments made in nonconsolidated affiliates	(54,922)	(91,186)	(110,589)
Purchases of property, plant and equipment	(438,604)	(347,206)	(152,734)
Cash paid for acquisitions, net of cash acquired	(17,534)	(257,191)	(384,251)
Purchases of intangible assets	(36,653)	(6,080)	(7,100)
Proceeds from sale of investments in nonconsolidated affiliates	1,524	3,863	90,432
Other, net	15,128	8,574	2,344
Net cash used in investing activities	(695,805)	(784,691)	(566,962)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,061,026	122,251	903,827
Payments on long-term debt including extinguishment costs	(730,643)	(45,792)	(109,705)
Contributions from noncontrolling interests	19,602	15,021	22,026
Distributions to noncontrolling interests	(239,619)	(100,660)	(52,368)
Purchases and sales of noncontrolling interests, net	(113,768)	(48,306)	(9,638)
Proceeds from sale of common stock, net of issuance costs	—	—	449,630
Payments for capped call transactions	(75,500)	—	—
Proceeds from exercise of stock options	19,264	35,775	30,618
Taxes paid for net share settlement of equity awards	(9,484)	(76,925)	(45,845)
Payments for deferred and contingent consideration	(17,757)	(44,220)	(17,319)
Other, net	(402)	(484)	106
Net cash provided by (used in) financing activities	(87,281)	(143,340)	1,171,332
Effect of exchange rate changes on cash, cash equivalents and restricted cash	38,874	(179,450)	(43,585)
Net increase in cash, cash equivalents and restricted cash	626,582	724,582	2,341,353
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	4,887,792	2,546,439
Cash, cash equivalents and restricted cash at end of period	$6,238,956	$5,612,374	$4,887,792
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$57,367	$180,878	$224,402
Income taxes, net of refunds	$175,148	$43,859	$15,911
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

Variable Interest Entities
In the normal course of business, we enter into joint ventures or make investments in companies that will allow us to expand our core business and enter new markets. In certain instances, such ventures or investments may be considered a VIE because the equity at risk is insufficient to permit it to carry on its activities without additional financial support from its equity owners. In determining whether we are the primary beneficiary of a VIE, we assess whether we have the power to direct activities that most significantly impact the economic performance of the entity and have the obligation to absorb losses or the right to receive benefits from the entity that could potentially be significant to the VIE. The activities we believe most significantly impact the economic performance of our VIEs include the unilateral ability to approve the annual budget, to terminate key management and to approve entering into agreements with artists, among others. We have certain rights and obligations related to our involvement in the VIEs, including the requirement to provide operational cash flow funding. As of December 31, 2023 and 2022, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $940 million and $514 million of assets and $592 million and $427 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2023 and 2022 cash and cash equivalents balance is $1.5 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
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
Business Combinations
During 2023, 2022 and 2021, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate for the years ended December 31, 2023 and 2022. Further information regarding our acquisitions for the year ended December 31, 2021 can be found in Note 2 – Acquisitions.
We account for our business combinations under the acquisition method of accounting. Identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree are recognized and measured as of the acquisition date at fair value. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Goodwill is recognized to the extent by which the aggregate of the acquisition-date fair value of the consideration transferred and any noncontrolling interest in the acquiree exceeds the recognized basis of the identifiable assets acquired, net of assumed liabilities. Determining the fair value of assets acquired, liabilities assumed and noncontrolling interests requires management’s judgment and often involves the use of significant estimates and assumptions, including assumptions with respect to future cash flows, discount rates and asset lives among other items. In addition, when we have acquisitions where substantially all of the fair value of assets acquired is concentrated in a single asset or group of similar assets, we account for the acquisitions as asset acquisitions.
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
Intangible Assets
We classify intangible assets as definite-lived or indefinite-lived. Definite-lived intangibles include revenue-generating contracts, client/vendor relationships, trademarks and naming rights, technology, non-compete agreements, and venue management and leasehold agreements, all of which are amortized either on a straight-line basis over the respective lives of the agreements, typically 3 to 10 years, or on a basis more representative of the time pattern over which the benefit is derived. We periodically review the appropriateness of the amortization periods related to our definite-lived intangible assets. These assets are stated at cost or fair value at the date of acquisition. Indefinite-lived intangibles consist of trade names and cryptocurrency assets which are not subject to amortization. Our amortization expense is presented as a separate line item, with depreciation expense, in the statements of operations. There is no amortization expense included in direct operating expenses, selling, general and administrative expenses or corporate expenses.
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2023, 2022 and 2021, there were no significant impairment charges.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2023, 2022 and 2021, there were no significant impairment charges.
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

For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis primarily using a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the years ended December 31, 2022 and 2021, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2023, 2022 and 2021.
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
Revenue Recognition
Revenue from the promotion or production of an event in our Concerts segment is recognized when the event occurs. Consideration collected in advance of the event is recorded as deferred revenue until the event occurs. Revenue collected from sponsorship agreements, which is not related to a single event, is classified as deferred revenue and recognized over the term of the agreement or operating season as the benefits are provided to the sponsor.
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
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period we experience lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the years ended December 31, 2023, 2022 and 2021, we recorded business interruption insurance recoveries of $41.5 million, $38.8 million and $97.2 million, respectively. The recoveries were for a variety of claims and primarily recorded as revenue.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the year ended December 31, 2023, 2022 and 2021, we recorded net foreign currency transaction losses of $74.5 million, $55.8 million and $20.6 million, respectively.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the event occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $706.2 million, $588.0 million and $260.8 million for the years ended December 31, 2023, 2022 and 2021, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $47.7 million, $32.0 million and $18.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, were recorded as a component of selling, general and administrative expenses.
Direct Operating Expenses
Direct operating expenses include artist fees, event-related marketing and advertising expenses, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with our call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at our venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature.
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
Accounting Pronouncements Adopted
In August 2020, the FASB issued accounting standards update 2020-06 (“ASU 2020-06”) that simplifies the accounting for convertible instruments and its application of the derivatives scope exception for contracts in an entity’s own equity. The new guidance reduces the number of accounting models that require separating embedded conversion features from convertible instruments. As a result, only conversion features accounted for under the substantial premium model and those that require bifurcation will be accounted for separately. For contracts in an entity’s own equity, the new guidance eliminates some of the current requirements for equity classification. The guidance also addresses how convertible instruments are accounted for in the diluted earnings per share calculation and requires enhanced disclosures about the terms of convertible instruments and contracts in an entity’s own equity. We adopted this guidance on January 1, 2022, using the modified retrospective method and recorded a cumulative-effect adjustment of $60.5 million as a reduction to accumulated deficit in the consolidated balance sheets. The impact of adoption also resulted in a reduction of additional paid-in capital of $96.0 million and increases in current portion of long-term debt, net and long-term debt, net of $14.7 million and $20.8 million, respectively, as a result of reversal of the separation of the convertible debt between debt and equity. The adoption did not have a material effect on our consolidated statements of operations or consolidated statements of cash flows.

In October 2021, the FASB issued accounting standards update 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers. We adopted this guidance on January 1, 2023. The adoption did not and is not expected to have a material impact on our consolidated financial statements.

NOTE 2—ACQUISITIONS
During 2023, we completed various acquisitions for total cash paid, net of cash acquired, of $17.5 million. All acquisitions were not material on an individual basis or in aggregate for the year ended December 31, 2023.
During 2022, we completed various acquisitions for total consideration, net of cash acquired, of $315.0 million. For certain acquisitions totaling $249.9 million, the fair value of the assets acquired represented substantially all the consideration transferred, and as such we accounted for the acquisitions as asset acquisitions. All acquisitions were not material on an individual basis or in aggregate for the year ended December 31, 2022.
During 2021, we completed the acquisition of an aggregate 51% interest in OCESA. This acquisition was accounted for as a business combination under the acquisition method of accounting. With the exception of OCESA, all other acquisitions were not material on an individual basis or in the aggregate for the years ended December 31, 2021.
OCESA Acquisition
Description of Transaction
On December 6, 2021, we completed our acquisition of an aggregate 51% of the capital stock of OCESA (the “Acquisition”) for $431.9 million, subject to certain adjustments. OCESA is one of the most prominent live event businesses globally with a robust business portfolio in ticketing, sponsorship, concession, merchandise, and venue operations across Mexico and Latin America. We completed our purchase price accounting during the three-month period ending December 31, 2022.

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
We incurred a cumulative total of $13.6 million of acquisition transaction expenses relating to the Acquisition, of which $0.3 million, $1.0 million and $9.0 million are included in selling, general and administrative expenses within our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, respectively.

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
Property, plant and equipment consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Land, buildings and improvements	$2,043,595	$1,648,488
Computer equipment and capitalized software	888,065	910,793
Furniture and other equipment	646,966	535,719
Construction in progress	317,028	244,618
Property, plant and equipment, gross	3,895,654	3,339,618
Less: accumulated depreciation	1,794,191	1,851,955
Property, plant and equipment, net	$2,101,463	$1,487,663

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2023 and 2022:

	Client / vendor relationships	Revenue- generating contracts	Venue management & leaseholds	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2021:
Gross carrying amount	$576,930	$593,258	$232,856	$180,865	$47,749	$1,631,658
Accumulated amortization	(178,725)	(275,909)	(46,929)	(79,349)	(24,408)	(605,320)
Net	398,205	317,349	185,927	101,516	23,341	1,026,338
Gross carrying amount:
Acquisitions—current year	46,432	32,919	11,562	—	—	90,913
Acquisitions—prior year	(7,435)	255,086	(92,290)	7,007	318	162,686
Foreign exchange	(12,923)	(9,308)	(3,491)	685	(2,364)	(27,401)
Other (2)	(39,794)	(47,170)	(615)	39	(9,967)	(97,507)
Net change	(13,720)	231,527	(84,834)	7,731	(12,013)	128,691
Accumulated amortization:
Amortization	(75,369)	(93,290)	(14,277)	(18,382)	(15,534)	(216,852)
Foreign exchange	4,402	5,561	1,783	335	178	12,259
Other (2)	40,174	47,057	835	(535)	12,655	100,186
Net change	(30,793)	(40,672)	(11,659)	(18,582)	(2,701)	(104,407)
Balance as of December 31, 2022:
Gross carrying amount	563,210	824,785	148,022	188,596	35,736	1,760,349
Accumulated amortization	(209,518)	(316,581)	(58,588)	(97,931)	(27,109)	(709,727)
Net	353,692	508,204	89,434	90,665	8,627	1,050,622
Gross carrying amount:
Acquisitions—current year	46,767	136,117	77,329	—	21,789	282,002
Acquisitions—prior year	(6,681)	(1,830)	(11)	—	—	(8,522)
Foreign exchange	17,070	57,797	3,960	8,151	(104)	86,874
Other (2)	(36,930)	(91,612)	(2,512)	(13,254)	(37,201)	(181,509)
Net change	20,226	100,472	78,766	(5,103)	(15,516)	178,845
Accumulated amortization:
Amortization	(75,994)	(103,756)	(22,186)	(18,390)	(17,303)	(237,629)
Foreign exchange	(3,019)	(7,900)	(1,132)	(1,448)	(408)	(13,907)
Other (2)	36,882	91,612	2,688	13,733	38,775	183,690
Net change	(42,131)	(20,044)	(20,630)	(6,105)	21,064	(67,846)
Balance as of December 31, 2023:
Gross carrying amount	583,436	925,257	226,788	183,493	20,220	1,939,194
Accumulated amortization	(251,649)	(336,625)	(79,218)	(104,036)	(6,045)	(777,573)
Net	$331,787	$588,632	$147,570	$79,457	$14,175	$1,161,621
___________________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above for 2023 are definite-lived intangible assets primarily associated with the acquisitions of certain venue and artist management businesses located in the United States, a concert and festival promotion business in Australia, a promotion business in South America, as well as additions for music publishing rights.
Included in the current year acquisitions amounts above for 2022 are definite-lived intangible assets primarily associated with the acquisitions of a concert promotion business located in Germany, a ticketing business located in Thailand as well as a concert promotion business, a sports management business and a venue management business, which are all located in the United States.
The additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted-Average Life (1)
	2023	2022
	(in years)
Revenue-generating contracts	5	5
Client/vendor relationships	4	4
Technology (1)	3	n/a
Venue management and leaseholds	11	26
All categories	8	7
_____________________
(1) The weighted average life of technology intangibles does not include purchased software licenses that are typically amortized over 1 to 3 years.
Amortization of definite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021 was $237.6 million, $216.9 million and $193.4 million, respectively.

The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2023:

(in thousands)
2024	$234,313
2025	$203,450
2026	$172,937
2027	$137,951
2028	$122,208
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names and cryptocurrency assets. These indefinite-lived intangible assets had a carrying value of $377.3 million and $368.7 million as of December 31, 2023 and 2022, respectively.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2023 and 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2021:
Goodwill	$1,390,451	$930,064	$705,717	$3,026,232
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	955,088	930,064	705,717	2,590,869

Acquisitions—current year	37,386	6,045	—	43,431
Acquisitions—prior year	(76,858)	72,420	(85,168)	(89,606)
Dispositions	(1,792)	—	—	(1,792)
Foreign exchange	239	(28,787)	15,026	(13,522)

Balance as of December 31, 2022:
Goodwill	1,349,426	979,742	635,575	2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	914,063	979,742	635,575	2,529,380

Acquisitions—current year	90,298	—	—	90,298
Acquisitions—prior year	1,657	143	—	1,800
Dispositions	(6,183)	—	—	(6,183)
Foreign exchange	4,381	32,645	39,145	76,171

Balance as of December 31, 2023:
Goodwill	1,439,579	1,012,530	674,720	3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,004,216	$1,012,530	$674,720	$2,691,466
Included in the current year acquisitions amounts above for 2023 is goodwill primarily associated with the acquisitions of certain venue and festival promotion businesses located in the United States and Europe as well as a promotion business in South America.
Included in the current year acquisitions amounts above for 2022 is goodwill primarily associated with the acquisitions of concert promotion businesses located in Germany and the United States. Included in the prior year acquisitions above for 2022 is goodwill primarily associated with the acquisition of OCESA. See Note 2 – Acquisitions for further discussion.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and the allocation between segments.
Investments in Nonconsolidated Affiliates
During the year ended December 31, 2023 and 2022, there were no significant sales of investments in nonconsolidated affiliates. During the year ended December 31, 2021, we sold certain investments in nonconsolidated affiliates for $110.2 million in cash and noncash consideration resulting in a gain on sale of investments in nonconsolidated affiliates of $83.6 million.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating lease cost	$274,731	$258,115
Variable and short-term lease cost	205,768	164,613
Sublease income	(7,687)	(5,678)
Net lease cost	$472,812	$417,050
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
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$259,664	$229,669
Lease assets obtained in exchange for lease obligations, net of terminations	$181,729	$251,576

Future maturities of our operating lease liabilities at December 31, 2023 are as follows:

(in thousands)
2024	$261,361
2025	253,738
2026	239,181
2027	227,297
2028	206,731
Thereafter	1,529,939
Total lease payments	2,718,247
Less: Interest	873,735
Present value of lease liabilities	$1,844,512

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2023	2022
Weighted average remaining lease term (in years)	13.0	13.6
Weighted average discount rate	6.16%	6.00%
As of December 31, 2023, we have additional operating leases that have not yet commenced with total lease payments of $113.3 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2024 to June 2030 with lease terms ranging from 2 to 30 years.

NOTE 5—LONG-TERM DEBT
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029. In February 2023, we amended our senior secured credit facility and in November 2023, we further amended our senior secured credit facility to a $1.3 billion revolving credit facility in addition to the existing $950 million term loan B facility.
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Senior Secured Credit Facility:
Term loan A	$—	$382,500
Term loan B	836,903	845,644
Revolving credit facility	370,000	—
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.5% Convertible Senior Notes due 2023	—	550,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	—
Other long-term debt	511,210	252,199
Total principal amount	6,643,113	5,955,343
Less: unamortized discounts and debt issuance costs	(49,701)	(51,844)
Total long-term debt, net of unamortized discounts and debt issuance costs	6,593,412	5,903,499
Less: current portion	1,134,386	620,032
Total long-term debt, net	$5,459,026	$5,283,467
Future maturities of long-term debt at December 31, 2023 are as follows:

(in thousands)
2024	$1,134,386
2025	26,291
2026	1,398,241
2027	2,153,918
2028	1,885,701
Thereafter	44,576
Total	$6,643,113
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
Amended Senior Secured Credit Facility
In February 2023, we amended our senior secured credit facility. The amendments provide for, among other things: (i) replacement of the benchmark reference rate of the Eurodollar Rate (as defined in the Credit Agreement) with the Term SOFR Rate for borrowings denominated in U.S. Dollars and for each Alternative Currency (as defined in the Credit Agreement), a corresponding reference rate, as set forth in the Amended Credit Agreement, (ii) deletion of the provisions regarding Canadian bankers’ acceptances, and (iii) the addition of our ability to draw letters of credit in Canadian Dollars.

In November 2023, we further amended our senior secured credit facility and now have a $1.3 billion revolving credit facility in addition to the existing $950 million term loan B facility. The new $1.3 billion revolving credit facility refinanced our existing $630 million revolving credit facilities and we drew down $370 million at closing to repay in full our outstanding principal of $367.5 million delayed draw term A loan facility and related accrued interest and fees. The delayed draw term A loan facility was permanently retired upon being repaid in full.
The new revolving credit facility provides for borrowings of up to $1.3 billion with a $250 million sublimit for the issuance of letters of credit and a $100 million for swingline borrowings. The new revolving credit facility allows for a $780 million sublimit for borrowings in U.S. Dollars, Euros, or Sterling, and a $260 million sublimit for borrowings in those or one or more other approved non-U.S. currencies. The new revolving credit facility will be available to us and, if designated in the future, certain of our foreign subsidiaries. The Amended Credit Agreement provides for the right, subject to certain conditions, to increase the term B loan and revolving facilities by an amount not to exceed an amount equal to the sum of (x) $1.625 billion, (y) the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio, on a pro-forma basis after giving effect to such increase, is no greater than 4.50x.
Our obligations under the Amended Credit Agreement will continue to be guaranteed by the majority of our direct and indirect domestic subsidiaries, subject to certain exceptions, and the obligations of the foreign subsidiary borrowers, if any, will be guaranteed by us, the majority of our direct and indirect domestic subsidiaries, and by certain of our wholly-owned foreign subsidiaries. The obligations under the Amended Credit Agreement and the guarantees will continue to be secured by a lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries and, if there are any foreign borrowers, by certain of the assets of such foreign borrowers and certain foreign subsidiaries, subject to limited exceptions.
The interest rates per annum applicable to the revolving credit facility under the amended senior secured credit facility are, at our option, equal to either Term SOFR plus 1.75% or a base rate (as defined in the Credit Agreement) plus 0.75%.
The interest rates per annum applicable to the term loan B are, at our option, equal to either Term Benchmark Loans or RFR Loans (as defined in the Credit Agreement) plus 1.75% or a base rate plus 0.75%. We have an interest rate swap agreement that ensures the interest rate on $500 million principal amount of our outstanding term loan B does not exceed 3.445% through October 2026. For the term loan B, we are required to make quarterly payments of $2.4 million with the balance due at maturity in October 2026. We are also required to make mandatory prepayments of the loan, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances and specified other events.
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $31.6 million, $898.4 million was available for future borrowings from our revolving credit facility as of December 31, 2023.
The revolving credit facility matures on November 16, 2028, provided, that if (x) any of the term loan B, our 6.5% Senior Secured Notes due 2027, or our 4.75% Senior Notes due 2027 remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500 million and (y) our consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500 million, then the maturity date of the amended senior secured credit facility will instead be such date.
On February 9, 2024, we repaid $250 million of principal related to our revolving credit facility. No material gain or loss was recorded as a result of this repayment.
6.5% Senior Secured Notes Due 2027
At December 31, 2023, we had $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year and the notes will mature on May 15, 2027. On or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.

3.75% Senior Secured Notes due 2028
At December 31, 2023, we had $500 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year and began on July 15, 2021, and the notes will mature on January 15, 2028. We may redeem some or all of the notes, at any time prior to January 15, 2024, at a price equal to 100% of the aggregate principal amount, plus any accrued and unpaid interest to the date of redemption, plus a ‘make-whole’ premium. We may redeem up to 35% of the aggregate principal amount of the notes from the proceeds of certain equity offerings prior to January 15, 2024, at a price equal to 103.75% of the aggregate principal amount, plus accrued and unpaid interest thereon to the date of redemption. In addition, on or after January 15, 2024 we may redeem some or all of the notes at any time at redemption prices specified in the notes indenture, plus any accrued and unpaid interest to the date of redemption.
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
4.875% Senior Notes Due 2024
At December 31, 2023, we had $575 million principal amount of 4.875% senior notes due 2024. Interest on the notes is payable semiannually in cash in arrears on May 1 and November 1 of each year, and the notes will mature on November 1, 2024. On or after November 1, 2019, we may redeem some or all of the notes at any time at redemption prices starting at 103.656% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
5.625% Senior Notes Due 2026
At December 31, 2023, we had $300 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semiannually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. On or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.75% Senior Notes Due 2027
At December 31, 2023, we had $950 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. On or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.0% Convertible Senior Notes Due 2025
At December 31, 2023, we had $400 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. The notes will be convertible, under certain circumstances, until November 15, 2024, and on or after such date without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes may be settled in shares of common stock or, at our election, cash or a combination of cash and shares of common stock. Assuming we fully settled the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 3.8 million.
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

As of December 31, 2023, the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes.
3.125% Convertible Senior Notes due 2029
In January 2023, we issued $1.0 billion principal amount of 3.125% convertible senior notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of December 31, 2023.
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
As of December 31, 2023, the remaining period for the unamortized debt issuance costs balance of $13.3 million was approximately five years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2023, the effective interest rate on the notes was 3.4%.
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
Interest Cost on Convertible Senior Notes
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes due 2025 and 2029 for the year ended December 31, 2023 and convertible senior notes due 2023 and 2025 for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$27,460	$21,750	$21,750
Amortization of debt discount (1)	—	—	20,883
Amortization of debt issuance costs	3,912	3,710	3,330
Total interest cost recognized on the notes	$31,372	$25,460	$45,963
___________________
(1) There was no amortization of debt discount for the years ended December 31, 2023 and 2022 due to the adoption of ASU 2020-06 as of January 1, 2022.

Debt Extinguishment
In conjunction with the issuance of the 2029 Notes, we used approximately $485.8 million of the net proceeds to repurchase $440.0 million aggregate principal amount of the 2.5% convertible senior notes due 2023 resulting in a loss on extinguishment of debt of $18.5 million and a charge to additional paid-in capital for the induced conversion of $27.3 million. On March 15, 2023, we redeemed the remaining $110.0 million aggregate principal amount of the 2.5% convertible senior notes and issued 156,750 common shares of stock.

Other Long-term Debt
As of December 31, 2023, other long-term debt includes $275.0 million for debt due in 2026 acquired as part of an acquisition of a controlling interest in a venue business in the United States during the first quarter of 2023, $126.7 million for a Euro denominated note due in 2024, debt to noncontrolling interest partners of $31.6 million and capital leases of $6.2 million. Our other long-term debt has a weighted average cost of debt of 4.2% and maturities at various dates through September 2050.
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement has one financial covenant, measured quarterly, that relates to net leverage. We are required to maintain a ratio of consolidated total net debt to consolidated EBITDA (both as defined in the Credit Agreement) for the trailing four consecutive quarters of 6.75x through December 31, 2024 with step downs to 6.25x on March 31, 2025, 5.75x on March 31, 2026 and 5.25x on March 31, 2027 through maturity. For purposes of calculating consolidated total net debt, the amended senior credit facility permits us to deduct the lesser of $500 million and our consolidated free cash from consolidated total funded debt (both as defined in the Credit Agreement).
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
As of December 31, 2023, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2024.

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
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.445%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2023, there is no ineffective portion or amount excluded from effectiveness testing.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2023				Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$580,126	$—	$—	$580,126	$503,964	$—	$—	$503,964
Interest rate swaps	—	39,232	—	39,232	—	41,515	—	41,515
Forward currency contracts	—	156	—	156	—	1,530	—	1,530
Investments in nonconsolidated affiliates	865	—	—	865	3,873	—	—	3,873
Total	$580,991	$39,388	$—	$620,379	$507,837	$43,045	$—	$550,882
Liabilities:
Equity awards	$—	$—	$5,938	$5,938	$—	$—	$—	$—
Forward currency contracts	—	6,468	—	6,468	—	2,227	—	2,227
Put option	—	—	2,980	2,980	—	—	11,826	11,826
Contingent consideration	—	—	106,265	106,265	—	—	70,289	70,289
Total	$—	$6,468	$115,183	$121,651	$—	$2,227	$82,115	$84,342
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
Certain equity awards are based on the Company’s annual performance goals and achievement criteria. These awards are accounted for as liability-classified awards under GAAP and have performance goals that, if met, are vested quarterly over a period of up to two years, with the number of shares of common stock determined based on the Company’s grant date stock price.
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2023 and 2022.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2023 and 2022:

	Estimated Fair Value at:
	December 31, 2023	December 31, 2022
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,222,608	$1,175,460
3.75% Senior Secured Notes due 2028	$469,515	$429,035
4.875% Senior Notes due 2024	$570,412	$560,027
5.625% Senior Notes due 2026	$297,606	$285,315
4.75% Senior Notes due 2027	$913,653	$847,562
2.5% Convertible Senior Notes due 2023	$—	$588,473
2.0% Convertible Senior Notes due 2025	$423,668	$397,536
3.125% Convertible Senior Notes due 2029	$1,136,160	$—
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
During 2023 and 2022, there were no significant non-recurring fair value measurements.
During 2021, we recorded a gain related to investments in nonconsolidated affiliates of $23.7 million, as a component of other expense, net. The gain was related to the acquisition of a controlling interest in the ticketing business of OCESA on December 6, 2021, which was previously accounted for under the equity method. To calculate the gain, we remeasured this investment to fair value of $50 million using a market multiple methodology. The key inputs in the fair value measurement include a future cash flow projection, including revenue, profit margins, market multiples and adjustment related to discount for lack of marketability. The key inputs used for this non-recurring fair value measurement are considered Level 3 inputs.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2023, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2024	$2,327,189	$21,463
2025	798,680	6,719
2026	724,992	3,929
2027	253,528	1,986
2028	355,079	2,063
Thereafter	503,900	68,632
Total	$4,963,368	$104,792

Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2023, we have accrued $14.9 million in other current liabilities and $6.8 million in other long-term liabilities and, as of December 31, 2022, we had accrued $5.3 million in other current liabilities and $8.3 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which are accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2023, we have accrued $83.9 million in other current liabilities and $22.3 million in other long-term liabilities and, as of December 31, 2022, we had accrued $22.6 million in other current liabilities and $47.7 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending July 2049. See Note 7 – Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2023 and 2022, we guaranteed the debt of third parties of approximately $19.4 million and $19.5 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards, obligations of a nonconsolidated affiliate and obligations under a venue management agreement.
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
In April 2021, the court in the Gomel lawsuit declined to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages. The court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 2015 through April 2021 that were initially purchased on Ticketmaster.ca. In May 2021, Ticketmaster and Live Nation filed a notice of appeal of the class certification ruling, and the plaintiff filed a cross-appeal shortly thereafter. The appeals were heard in early February 2023. In July 2023, the Court of Appeal for British Columbia issued its ruling, finding that the trial court erred by certifying common issues related to damages in the absence of any evidence supporting a plausible methodology to determine damages on a class-wide basis and remitted the matter back to the motion judge to reconsider his ruling. The Court of Appeal also allowed plaintiff’s cross-appeal in part, certified plaintiff’s proposed common issue regarding restoration, and remitted the plaintiff’s proposed common issues regarding his Competition Act and Unjust Enrichment claims to the motion judge for reconsideration. In September 2023, Ticketmaster and Live Nation filed an application for leave to appeal the Court of Appeal decision to the Supreme Court of Canada.
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-motions with the Court of Appeal for Saskatchewan, seeking leave to appeal the court’s ruling. A hearing on the parties’ motions for leave to appeal took place in March 2023, and in July 2023, the Court of Appeal granted leave to appeal to both parties. The appeals are fully briefed, and a hearing is scheduled for April 2024.
The class certification hearing in the Thompson-Marcial matter has been scheduled for March 2024. The McPhee matter is stayed pending the outcome of the Watch matter.

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
Discovery in the civil litigation is underway. Confidential settlements have been reached with the families of four of the deceased plaintiffs. Discovery is underway for the civil litigation, including for the remaining fatality cases, and the first trial is scheduled to begin in May 2024.
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

NOTE 9—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
The were no significant related-party transactions for certain relationships discussed below.
Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of our board of directors.
Atlanta Braves
One current member of our board of directors is the Chairman of the Board, President and Chief Executive Officer of Atlanta Braves Holdings, Inc. (“Atlanta Braves”). We lease a venue from, and provide ticketing services to the Atlanta Braves and pay royalty fees and non-recoupable ticketing contract advances. We also receive transaction fees for tickets the Atlanta Braves sells using our ticketing software.

Sirius XM
Our Chief Executive Officer is a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, we purchase advertising from Sirius XM.
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $27.9 million, $40.7 million and $5.0 million were earned in 2023, 2022 and 2021, respectively, and expenses of $6.3 million, $13.7 million and $2.9 million were incurred in 2023, 2022 and 2021, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2023 and 2022, we had accounts receivable and notes receivable balances of $13.3 million and $2.6 million, respectively, due from certain of our equity investees.

NOTE 10—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$1,250	$658	$—
Foreign	179,824	83,633	8,713
State	23,171	4,764	(1,555)
Total current	204,245	89,055	7,158
Deferred:
Federal	5,982	6,223	7,451
Foreign	(51,209)	(397)	(17,434)
State	1,209	1,373	344
Total deferred	(44,018)	7,199	(9,639)
Income tax expense (benefit)	$160,227	$96,254	$(2,481)

The domestic income (loss) before income taxes was $237.5 million, $217.0 million and $(401.4) million for 2023, 2022 and 2021, respectively. Foreign income (loss) before income taxes was $657.0 million, $288.4 million and $(209.9) million for 2023, 2022 and 2021, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax liabilities:
Leases	$205,757	$217,919
Intangible assets	327,249	297,894
Prepaid expenses	3,494	12,490
Hedge investments	7,394	10,584
Other	38,132	19,086
Total deferred tax liabilities	582,026	557,973
Deferred tax assets:
Intangible assets	48,088	51,634
Accrued expenses	180,268	139,432
Net operating loss carryforwards	812,034	848,735
Foreign tax and other credit carryforwards	51,351	51,055
Equity compensation	11,504	9,452
Leases	239,503	250,183
Interest limitation	53,698	84,599
Capitalized R&D	67,516	35,149
Other	30,580	53,359
Total gross deferred tax assets	1,494,542	1,523,598
Valuation allowance	1,194,374	1,240,881
Total net deferred tax assets	300,168	282,717
Net deferred tax liabilities	$(281,858)	$(275,256)

Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. As of December 31, 2023, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred in those tax jurisdictions in 2023, 2022 and 2021.
During 2023 and 2022, we recorded net deferred tax liabilities of $281.9 million and $275.3 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2023, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $268.5 million, $140.9 million and $402.6 million, respectively. Our net operating loss may be subject to statutory limitations on the amount that can be used in any given year.

The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Income tax expense (benefit) at United States statutory rate of 21%	$187,854	$106,144	$(128,366)
State income taxes, net of federal tax benefits	22,889	4,893	(1,267)
Differences between foreign and United States statutory rates	37,288	14,898	(11,237)
Non-United States income inclusions and exclusions	(63,691)	(30,783)	(1,677)
United States income inclusions and exclusions	28,450	(78,061)	(22,121)
Nondeductible items	25,959	32,907	18,413
Tax contingencies	6,191	728	895
Tax expense from acquired goodwill	7,953	7,596	7,795
Change in valuation allowance	(93,450)	38,811	135,908
Other, net	784	(879)	(824)
	$160,227	$96,254	$(2,481)

Income tax expense (benefit) is principally attributable to our earnings in foreign tax jurisdictions along with state income taxes.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate.
Amounts included in non-United States income inclusions and exclusions include the favorable inclusion of Mexico’s income from subsidiaries.
Amounts included in United States income inclusions and exclusions include unfavorable inclusions for GILTI under the provisions associated with the TCJA.
Nondeductible items for all years presented include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation.
The change in valuation allowance for each period presented resulted primarily from changes in the income (loss) within jurisdictions with full valuation allowances, including the United States.
The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance at January 1	$22,996	$21,330	$21,732
Additions:
Increase for current year positions	2,333	751	524
Increase for prior year positions	4,453	896	335
Interest and penalties for prior years	1,063	160	36
Reductions:
Settlements for prior year positions	(379)	(141)	(1,435)
Foreign exchange	—	—	138
Balance at December 31	$30,466	$22,996	$21,330

If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $6.5 million. The remaining $23.9 million is offset by deferred tax assets that represent tax benefits that would be received in the event that we did not prevail on all uncertain tax positions. As of December 31, 2023, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.

We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2023, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2009 through 2023 remain open to examination by the primary tax jurisdictions to which we are subject.

NOTE 11—EQUITY
Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2023	2022
Common shares issued as reported in the consolidated statement of changes in equity	229,785,241	228,498,102
Unissued retirement eligible restricted stock awards	4,125	18,250
Unvested restricted stock awards	1,472,906	995,691
Unvested deferred stock awards issued	2,448,904	2,159,604
Common shares issued as reported in the consolidated balance sheets	233,711,176	231,671,647
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
During 2023, 2022 and 2021, we issued 1.1 million, 6.5 million and 2.3 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 8.9 million shares as of December 31, 2023 is reserved for future issuances under the stock incentive plan (including 2.4 million options, 1.5 million restricted stock awards and 2.4 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. In 2023, 2022 and 2021, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Net income (loss) attributable to common stockholders of Live Nation	$563,280	$295,986	$(650,904)
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(100,940)	(64,601)	(110)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	—	—	(289)
Net transfers of noncontrolling interests	(100,940)	(64,601)	(399)
Change from net income (loss) attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$462,340	$231,385	$(651,303)
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
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2024, 2025, 2026, 2027 and 2028 are $65.9 million, $660.7 million, $633.3 million, $74.3 million and $77.7 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2023, we had outstanding notes receivable and prepayments of $1.9 million in other current assets and $50.0 million in other long-term assets, and as of December 31, 2022, we had outstanding notes receivable and prepayments of $17.9 million in other current assets and $50.0 million in other long-term assets.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2023, 2022 and 2021:

	Cash Flow Hedges	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2020	(31,587)	(145,422)	(177,009)
Other comprehensive income before reclassifications	15,204	6,016	21,220
Amount reclassified from AOCI	7,825	—	7,825
Net other comprehensive income	23,029	6,016	29,045
Balance at December 31, 2021	(8,558)	(139,406)	(147,964)
Other comprehensive income before reclassifications	49,529	8,047	57,576
Amount reclassified from AOCI	312	—	312
Net other comprehensive income	49,841	8,047	57,888
Balance at December 31, 2022	41,283	(131,359)	(90,076)
Other comprehensive income before reclassifications	5,225	129,459	134,684
Amount reclassified from AOCI	(17,158)	—	(17,158)
Net other comprehensive income (loss)	(11,933)	129,459	117,526
Balance at December 31, 2023	$29,350	$(1,900)	$27,450
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
The following table sets forth the computation of weighted average common shares outstanding:

	Year Ended December 31,
	2023	2022	2021
Weighted average common shares—basic	228,628,390	224,809,558	217,190,862
Effect of dilutive shares:
Stock options and restricted stock	2,348,936	6,747,308	—
Weighted average common shares—diluted	230,977,326	231,556,866	217,190,862
The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2023	2022	2021
Options to purchase shares of common stock	3,750	3,750	7,719,714
Restricted and deferred stock awards—unvested	2,527,463	2,218,563	3,052,244
Conversion shares related to convertible senior notes	13,004,660	11,864,035	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	15,535,873	14,086,348	22,635,993

NOTE 12—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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

Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2023 and 2022, we had ticketing contract advances of $143.9 million and $106.5 million, respectively, in prepaid expenses and $135.6 million and $105.0 million, respectively, in long-term advances. We amortized $83.7 million, $79.0 million and $74.4 million for the years ended December 31, 2023, 2022 and 2021 respectively, related to non-recoupable ticketing contract advances.
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
At December 31, 2023, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 38%, 26%, 16% and 20% of this revenue in 2024, 2025, 2026 and thereafter, respectively.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2023, 2022 and 2021:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
2023
Revenue	$18,763,669	$2,959,477	$1,095,217	$(69,290)	$—	$22,749,073
% of Consolidated Revenue	82.5%	13.0%	4.8%	(0.3)%
Intersegment revenue	$17,773	$51,517	$—	$(69,290)	$—	$—
AOI	$325,497	$1,116,303	$675,137	$(39,574)	$(214,974)	$1,862,389
Capital expenditures	$346,392	$68,991	$18,250	$—	$35,118	$468,751

2022
Revenue	$13,494,100	$2,238,618	$968,146	$(19,610)	$—	$16,681,254
% of Consolidated Revenue	80.9%	13.4%	5.8%	(0.1)%
Intersegment revenue	$12,821	$8,643	$—	$(21,464)	$—	$—
AOI	$169,740	$827,901	$591,972	$(14,549)	$(167,882)	$1,407,182
Capital expenditures	$277,133	$70,739	$19,383	$(17)	$9,680	$376,918

2021
Revenue	$4,722,190	$1,134,268	$411,910	$79	$—	$6,268,447
% of Consolidated Revenue	75.3%	18.1%	6.6%	$—
Intersegment revenue	$2,505	$404	$—	$(2,909)	$—	$—
AOI	$(221,338)	$420,545	$242,239	$(6,963)	$(110,620)	$323,863
Capital expenditures	$92,132	$49,004	$12,299	$—	$23,036	$176,471
The following table sets forth the reconciliation of consolidated AOI to operating income (loss) for the for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
	(in thousands)
AOI	$1,862,389	$1,407,182	$323,863
Acquisition expenses	93,664	68,078	42,912
Amortization of non-recoupable ticketing contract advance	83,693	79,043	74,406
Depreciation and amortization	516,797	449,976	416,277
Gain on sale of operating assets	(13,927)	(32,082)	(1,211)
Stock-based compensation expense	115,959	110,049	209,337
Operating income (loss)	$1,066,203	$732,118	$(417,858)
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2023, 2022 and 2021, we had current deferred revenue of $3.4 billion, $3.1 billion and $2.8 billion, respectively.

The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
	(in thousands)
Concerts	$2,757,149	$2,327,040
Ticketing	142,940	134,966
Sponsorship & Advertising	126,530	133,318
	$3,026,619	$2,595,324

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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Selling, general and administrative expenses	$40,751	$45,214	$161,849
Corporate expenses	75,208	64,835	47,488
Total	$115,959	$110,049	$209,337

As of December 31, 2023, there was $139.8 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 3.1 years.
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
In 2023 and 2022, no stock options were granted. The following assumptions were used to calculate the fair value of our options on the date of grant:

Year Ended December 31,
2021
Risk-free interest rate	1.01%
Volatility factors	42.61%
Weighted average expected life (in years)	6.40

The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2023		2022		2021
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	3,257	$29.78	7,720	$18.24	9,323	$18.93
Granted	—	—	—	—	9	89.81
Exercised	(891)	21.63	(4,461)	9.79	(1,603)	22.32
Forfeited or expired	—	—	(2)	70.26	(9)	75.57
Outstanding December 31	2,366	$32.85	3,257	$29.78	7,720	$18.24

Exercisable December 31	2,362	$32.78	3,171	$29.02	7,702	$18.13
Weighted average fair value per option granted		$—		$—		$38.55
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $58.3 million, $390.9 million and $106.4 million, respectively. Cash received from stock option exercises for the years ended December 31, 2023, 2022 and 2021 was $19.3 million, $35.8 million and $30.6 million, respectively.
There were 2.6 million shares available for future grants under the stock incentive plan at December 31, 2023. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options range from February 2024 to March 2025, and expiration dates range from January 2025 to March 2031 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/23	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/23	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$15.00 - $19.99	634	2.1	$19.36	634	2.1	$19.36
$20.00 - $24.99	40	1.4	$24.77	40	1.4	$24.77
$25.00 - $29.99	954	2.4	$27.63	954	2.4	$27.63
$30.00 - $44.99	325	4.1	$43.95	325	4.1	$43.95
$45.00 - $60.99	395	5.2	$56.82	392	5.2	$56.80
$61.00 - $89.99	19	7.0	$74.05	17	7.0	$72.36

The total intrinsic value of options outstanding and options exercisable as of December 31, 2023 was $143.8 million and $143.7 million, respectively.
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
In 2023, we granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest on the grant date or over a period of two months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
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

The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2023, 2022 and 2021 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2020	1,589	$58.19
Granted	758	86.57
Forfeited	(361)	61.18
Vested	(1,126)	61.25
Unvested at December 31, 2021	860	$78.48
Granted	2,002	103.34
Forfeited	(22)	80.57
Vested	(1,844)	99.68
Unvested at December 31, 2022	996	$89.22
Granted	841	70.51
Forfeited	(7)	92.06
Vested	(357)	89.93
Unvested at December 31, 2023	1,473	$78.34
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2023, 2022 and 2021 was $32.2 million, $183.8 million and $69.2 million, respectively.
Deferred Stock
We granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
In 2023, we granted 0.3 million shares of deferred stock awards with market conditions under the Company’s stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
In 2022, we granted 2.2 million shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five to six years if specified stock prices are achieved over a specific number of days during the five to six years. As of December 31, 2023, there were no deferred stock awards outstanding for which the minimum market conditions have been met.
The following assumptions were used to calculate the fair value of the deferred stock awards with market conditions on the date of grant:

	Year Ended December 31,
	2023	2022
Risk-free interest rate	4.47%	2.85% - 3.69%
Volatility factors	39.33%	45.10% - 45.99%
Weighted average expected life (in years)	5.22	5.27

The following table presents a summary of our unvested deferred stock awards outstanding at December 31, 2023, 2022 and 2021 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2020	2,367	$26.53
Awarded	—	—
Forfeited	—	—
Vested	(175)	26.12
Unvested at December 31, 2021	2,192	$26.56
Awarded	2,160	59.79
Forfeited	—	—
Vested	(2,192)	26.56
Unvested at December 31, 2022	2,160	$59.79
Awarded	289	70.47
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2023	2,449	$61.05

NOTE 14—OTHER INFORMATION

	December 31,
	2023	2022
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$45,141	$38,725
Notes receivable	43,846	34,228
Other	33,176	58,986
Total other current assets	$122,163	$131,939

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$447,494	$408,789
Notes receivable	176,133	92,630
Other	311,222	223,570
Total other long-term assets	$934,849	$724,989

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$529,987	$540,018
Accrued event expenses	1,154,861	802,460
Accrued insurance	264,770	137,886
Accrued legal	24,515	19,820
Collections on behalf of others	82,253	53,886
Accrued ticket refunds	21,196	31,095
Other	928,699	783,269
Total accrued expenses	$3,006,281	$2,368,434

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$98,835	$27,849
Other	29,595	40,867
Total other current liabilities	$128,430	$68,716

The following details the components of “Other long-term liabilities”:
Deferred income taxes	$324,698	$305,524
Deferred revenue	60,555	56,953
Contingent and deferred purchase consideration	29,161	55,981
Other	73,745	37,513
Total other long-term liabilities	$488,159	$455,971

NOTE 15—GEOGRAPHIC DATA
The following table provides revenue and long-lived assets, including operating lease assets, for our foreign operations included in the consolidated financial statements:

	Europe	Other Foreign	Total Foreign	Domestic	Consolidated Total
	(in thousands)
2023
Revenue	$4,425,854	$4,085,191	$8,511,045	$14,238,028	$22,749,073
Long-lived assets, including operating lease assets	$819,426	$306,725	$1,126,151	$2,581,701	$3,707,852

2022
Revenue	$3,160,268	$2,474,495	$5,634,763	$11,046,491	$16,681,254
Long-lived assets, including operating lease assets	$771,230	$226,752	$997,982	$2,061,076	$3,059,058

2021
Revenue	$869,628	$316,462	$1,186,090	$5,082,357	$6,268,447
Long-lived assets, including operating lease assets	$588,955	$194,777	$783,732	$1,847,108	$2,630,840

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
Based on their evaluation as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
February 22, 2024

ITEM 9B. OTHER INFORMATION

No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the fourth quarter of the fiscal year ended December 31, 2023.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:

(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2023, 2022 and 2021 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other	Balance at End of Period
	(in thousands)
Year ended December 31, 2021	$72,904	$(17,658)	$(3,846)	$(909)	$50,491

Year ended December 31, 2022	$50,491	$29,281	$(10,364)	$(6,114)	$63,294

Year ended December 31, 2023	$63,294	$32,645	$(10,771)	$(2,818)	$82,350

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2021	$1,100,407	$135,908	$—	$(16,819)	$1,219,496

Year ended December 31, 2022	$1,219,496	$38,811	$—	$(17,426)	$1,240,881

Year ended December 31, 2023	$1,240,881	$(93,450)	$—	$46,943	$1,194,374
________________________
(1) During 2023, 2022 and 2021, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments. The 2021 valuation allowance increased primarily due to increases in certain fully valued United States federal deferred tax assets.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Sixth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/17/2022
4.1	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.2	Description of Securities.	10-K	001-32601	4.2	3/01/2021
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.2	6/11/2015
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.2	5/6/2021
10.8 §	Form Restricted Stock Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	10-Q	001-32601	10.3	5/6/2021
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.4	5/6/2021
10.10 §	Form Restricted Stock Award Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.5	5/6/2021
10.11 §	Form of Performance Share Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 19, 2015.	8-K	001-32601	10.3	12/23/2022
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.13 §	Employment Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	7/6/2022
10.14 §	Performance Share Award Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.2	7/6/2022
10.15 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/23/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.16 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.2	12/23/2022
10.17 §	Employment Agreement, effective as of January 1, 2022, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.1	5/5/2022
10.18 §	Employment Agreement, effective as of January 1, 2024, between Live Nation Entertainment, Inc. and John Hopmans.	8-K	001-32601	10.1	10/13/2023
10.19	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.20	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012
10.21	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.22	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.23	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.24	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.25	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.26	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	8/5/2020
10.27	Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	11/5/2020
10.28	Amendment No. 9 to the Credit Agreement, dated as of January 26, 2022, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-K	001-32601	10.31	2/23/2022
10.29	Amendment No. 10 to the Credit Agreement, dated as of February 8, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.4	5/4/2023
10.30
Amendment No. 11 to the Credit Agreement, dated as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
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
10.47
Fifth Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
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
10.51
Third Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.
						X
10.52	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018
10.53	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.54	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.55
Second Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee.
						X
10.56	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.1	5/7/2020
10.57	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
10.58
First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.
						X
10.59	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.1	5/6/2021

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.60
First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.
X
10.61	Indenture, dated as of January 12, 2023 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.	10-Q	001-32601	10.1	5/4/2023
10.62	Form of Base Capped Call Confirmation.	10-Q	001-32601	10.2	5/4/2023
10.63	Form of Additional Capped Call Confirmation.	10-Q	001-32601	10.3	5/4/2023
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	3/01/2021
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
95	Repurchases of Equity Securities.					X
96	Insider Trading Policy.					X
97	Policy for Recovery of Erroneously Awarded Compensation.					X
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2024.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 22, 2024

/s/ Joe Berchtold Joe Berchtold	Chief Financial Officer	February 22, 2024

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 22, 2024

/s/ Maverick Carter Maverick Carter	Director	February 22, 2024

/s/ Ping Fu Ping Fu	Director	February 22, 2024

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 22, 2024

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 22, 2024

/s/ Jimmy Iovine Jimmy Iovine	Director	February 22, 2024

/s/ James S. Kahan James S. Kahan	Director	February 22, 2024

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 22, 2024

/s/ Randall T. Mays Randall T. Mays	Director	February 22, 2024

/s/ Richard A. Paul Richard A. Paul	Director	February 22, 2024

/s/ Latriece Watkins Latriece Watkins	Director	February 22, 2024