Form 10-Q
period 2024-03-31
Live Nation Entertainment, Inc.
filed 2024-05-02
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On April 25, 2024, there were 231,442,568 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,698,794 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2024	December 31, 2023
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,501,709	$6,231,866
Accounts receivable, less allowance of $73,157 and $82,350, respectively	2,279,906	2,069,054
Prepaid expenses	1,474,295	1,147,581
Restricted cash	7,640	7,090
Other current assets	164,230	122,163
Total current assets	10,427,780	9,577,754
Property, plant and equipment, net	2,116,632	2,101,463
Operating lease assets	1,577,490	1,606,389
Intangible assets
Definite-lived intangible assets, net	1,162,783	1,161,621
Indefinite-lived intangible assets, net	377,894	377,349
Goodwill	2,699,480	2,691,466
Long-term advances	608,506	623,154
Other long-term assets	1,059,624	934,849
Total assets	$20,030,189	$19,074,045
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,878,540	$1,866,864
Accounts payable	248,196	267,493
Accrued expenses	2,766,166	3,006,281
Deferred revenue	5,025,357	3,398,028
Current portion of long-term debt, net	1,137,262	1,134,386
Current portion of operating lease liabilities	159,372	158,421
Other current liabilities	113,517	128,430
Total current liabilities	11,328,410	9,959,903
Long-term debt, net	5,082,211	5,459,026
Long-term operating lease liabilities	1,642,377	1,686,091
Other long-term liabilities	524,454	488,159
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	983,550	893,709
Stockholders' equity
Common stock	2,302	2,298
Additional paid-in capital	2,308,595	2,367,918
Accumulated deficit	(2,454,682)	(2,407,949)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income	35,818	27,450
Total Live Nation stockholders' equity	(114,832)	(17,148)
Noncontrolling interests	584,019	604,305
Total equity	469,187	587,157
Total liabilities and equity	$20,030,189	$19,074,045

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands except share and per share data)
Revenue	$3,799,529	$3,127,390
Operating expenses:
Direct operating expenses	2,646,457	2,115,589
Selling, general and administrative expenses	981,559	690,321
Depreciation and amortization	132,594	115,185
Loss (gain) on disposal of operating assets	(651)	504
Corporate expenses	76,077	63,015
Operating income (loss)	(36,507)	142,776
Interest expense	80,691	89,215
Loss on extinguishment of debt	—	18,366
Interest income	(43,257)	(40,313)
Equity in earnings of nonconsolidated affiliates	(84)	(4,107)
Other expense (income), net	(77,054)	11,583
Income before income taxes	3,197	68,032
Income tax expense	35,414	23,840
Net income (loss)	(32,217)	44,192
Net income attributable to noncontrolling interests	14,516	47,361
Net loss attributable to common stockholders of Live Nation	$(46,733)	$(3,169)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.53)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	229,471,184	228,162,831

Reconciliation to net loss available to common stockholders of Live Nation:
Net loss attributable to common stockholders of Live Nation	$(46,733)	$(3,169)
Accretion of redeemable noncontrolling interests	(75,109)	(54,933)
Net loss available to common stockholders of Live Nation—basic and diluted	$(121,842)	$(58,102)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss)	$(32,217)	$44,192
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	8,369	(3,949)
Realized gain on cash flow hedge	(4,730)	(3,548)
Foreign currency translation adjustments	4,729	80,148
Comprehensive income (loss)	(23,849)	116,843
Comprehensive income attributable to noncontrolling interests	14,516	47,361
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(38,365)	$69,482

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,407,949)	$(6,865)	$27,450	$604,305	$587,157	$893,709
Non-cash and stock-based compensation	—	—	36,665	—	—	—	—	36,665	—
Common stock issued under stock plans, net of shares withheld for employee taxes	348,102	3	(25,486)	—	—	—	—	(25,483)	—
Exercise of stock options	64,364	1	1,786	—	—	—	—	1,787	—
Acquisitions	—	—	—	—	—	—	16,687	16,687	30,681
Purchases of noncontrolling interests	—	—	2,260	—	—	—	(9)	2,251	(12,216)
Redeemable noncontrolling interests fair value adjustments	—	—	(74,548)	—	—	—	—	(74,548)	74,966
Contributions received	—	—	—	—	—	—	—	—	28
Cash distributions	—	—		—	—	—	(48,832)	(48,832)	(7,330)
Other	—	—	—	—	—	—	2,106	2,106	(1,042)
Comprehensive income (loss):
Net income (loss)	—	—	—	(46,733)	—	—	9,762	(36,971)	4,754
Unrealized gain on cash flow hedge	—	—	—	—	—	8,369	—	8,369	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,730)	—	(4,730)	—
Foreign currency translation adjustments	—	—	—	—	—	4,729	—	4,729	—
Balance at March 31, 2024	230,197,707	$2,302	$2,308,595	$(2,454,682)	$(6,865)	$35,818	$584,019	$469,187	$983,550

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766
Non-cash and stock-based compensation	—	—	27,571	—	—	—	—	27,571	—
Common stock issued under stock plans, net of shares withheld for employee taxes	184,975	1	(7,950)	—	—	—	—	(7,949)	—
Exercise of stock options	19,962	1	993	—	—	—	—	994	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	58,466	58,466	12,308
Purchases of noncontrolling interests	—	—	(25,872)	—	—	—	(11,406)	(37,278)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(54,678)	—	—	—	—	(54,678)	54,678
Contributions received	—	—	—	—	—	—	5,859	5,859	85
Cash distributions	—	—		—	—	—	(44,209)	(44,209)	(10,706)
Other	—	—	—	—	—	—	28,025	28,025	(21,251)
Comprehensive income (loss):
Net income (loss)	—	—	—	(3,169)	—	—	41,891	38,722	5,470
Unrealized loss on cash flow hedge	—	—	—	—	—	(3,949)	—	(3,949)	—
Realized gain on cash flow hedge	—	—	—	—	—	(3,548)	—	(3,548)
Foreign currency translation adjustments	—	—	—	—	—	80,148	—	80,148	—
Balances at March 31, 2023	228,859,789	$2,289	$2,535,553	$(2,974,398)	$(6,865)	$(17,425)	$539,992	$79,146	$710,350

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(32,217)	$44,192
Reconciling items:
Depreciation	70,589	57,710
Amortization	62,005	57,475
Amortization of non-recoupable ticketing contract advances	24,080	20,363
Deferred income tax benefit	(5,729)	(2,550)
Amortization of debt issuance costs and discounts	3,943	4,630
Loss on extinguishment of debt	—	18,366
Stock-based compensation expense	31,402	27,571
Unrealized changes in fair value of contingent consideration	12,807	9,702
Equity in losses of nonconsolidated affiliates, net of distributions	3,571	7,793
Provision for uncollectible accounts receivable	1,248	6,054
Gain on mark-to-market of investments in nonconsolidated affiliates	(89,840)	(668)
Other, net	(10,386)	2,911
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(217,998)	(163,603)
Increase in prepaid expenses and other assets	(360,997)	(369,494)
Decrease in accounts payable, accrued expenses and other liabilities	(185,039)	(460,749)
Increase in deferred revenue	1,681,431	1,896,145
Net cash provided by operating activities	988,870	1,155,848
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(31,495)	(33,579)
Collections of notes receivable	2,639	2,825
Investments made in nonconsolidated affiliates	(12,392)	(6,455)
Purchases of property, plant and equipment	(134,053)	(116,886)
Cash acquired from acquisitions, net of cash paid	10,010	96,382
Purchases of intangible assets	(11,673)	—
Other, net	6,265	(2,076)
Net cash used in investing activities	(170,699)	(59,789)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	562	987,793
Payments on long-term debt	(373,253)	(604,584)
Contributions from noncontrolling interests	28	5,944
Distributions to noncontrolling interests	(56,162)	(54,915)
Purchases of noncontrolling interests, net	(8,795)	(21,606)
Payments for capped call transactions	—	(75,500)
Proceeds from exercise of stock options	1,787	994
Taxes paid for net share settlement of equity awards	(25,483)	(7,949)
Payments for deferred and contingent consideration	(16,421)	(2,606)
Other, net	(619)	(1,870)
Net cash provided by (used in) financing activities	(478,356)	225,701
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(69,422)	63,318
Net increase in cash, cash equivalents, and restricted cash	270,393	1,385,078
Cash, cash equivalents and restricted cash at beginning of period	6,238,956	5,612,374
Cash, cash equivalents and restricted cash at end of period	$6,509,349	$6,997,452
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
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
As of March 31, 2024 and December 31, 2023, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $928 million and $940 million of assets and $590 million and $592 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the March 31, 2024 and December 31, 2023 cash and cash equivalents balance is $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of March 31, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for losses incurred, if any, in those tax jurisdictions for the first three months of 2024.
Accounting Pronouncements
In June 2022, the FASB issued Accounting Standards Update 2022-03, which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We adopted this guidance on January 1, 2024. The adoption did not and is not expected to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update 2023-07, which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. This guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

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
Property, plant and equipment, net, consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Land, buildings and improvements	$2,085,796	$2,043,595
Computer equipment and capitalized software	903,837	888,065
Furniture and other equipment	651,519	646,966
Construction in progress	318,633	317,028
Property, plant and equipment, gross	3,959,785	3,895,654
Less: accumulated depreciation	1,843,153	1,794,191
Property, plant and equipment, net	$2,116,632	$2,101,463
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2024:

	Revenue- generating contracts	Client / vendor relationships	Venue management and leaseholds	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2023:
Gross carrying amount	$925,257	$583,436	$226,788	$183,493	$20,220	$1,939,194
Accumulated amortization	(336,625)	(251,649)	(79,218)	(104,036)	(6,045)	(777,573)
Net	588,632	331,787	147,570	79,457	14,175	1,161,621
Gross carrying amount:
Acquisitions and additions—current year	57,447	—	—	—	129	57,576
Acquisitions and additions—prior year	(2,479)	3,894	(237)	(63)	—	1,115
Foreign exchange	4,938	(2,807)	(946)	842	(41)	1,986
Other (2)	(596)	(1,145)	(4,202)	(869)	47	(6,765)
Net change	59,310	(58)	(5,385)	(90)	135	53,912
Accumulated amortization:
Amortization	(27,378)	(21,851)	(6,450)	(4,520)	(1,806)	(62,005)
Foreign exchange	311	2,113	569	279	(346)	2,926
Other (2)	596	1,145	4,222	47	319	6,329
Net change	(26,471)	(18,593)	(1,659)	(4,194)	(1,833)	(52,750)
Balance as of March 31, 2024:
Gross carrying amount	984,567	583,378	221,403	183,403	20,355	1,993,106
Accumulated amortization	(363,096)	(270,242)	(80,877)	(108,230)	(7,878)	(830,323)
Net	$621,471	$313,136	$140,526	$75,173	$12,477	$1,162,783

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of a festival promotion business in the United States.
The 2024 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	10
Technology	3
All categories	10
Amortization of definite-lived intangible assets for the three months ended March 31, 2024 and 2023 was $62.0 million and $57.5 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2023:
Goodwill	$1,439,579	$1,012,530	$674,720	$3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,004,216	1,012,530	674,720	2,691,466

Acquisitions—current year	2,334	—	—	2,334
Acquisitions—prior year	8,772	—	—	8,772
Dispositions	88	—	—	88
Foreign exchange	(10,091)	3,082	3,829	(3,180)

Balance as of March 31, 2024:
Goodwill	1,440,682	1,015,612	678,549	3,134,843
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,005,319	$1,015,612	$678,549	$2,699,480
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At March 31, 2024 and December 31, 2023, we had investments in nonconsolidated affiliates of $513.1 million and $447.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating lease expense	$65,736	$65,329
Variable and short-term lease expense	25,195	31,342
Sublease income	(1,409)	(2,188)
Net lease expense	$89,522	$94,483
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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$79,177	$73,489
Lease assets obtained in exchange for lease obligations, net of terminations	$10,950	$43,636
As of March 31, 2024, we have additional operating leases that have not yet commenced with total lease payments of $113.8 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2024 to June 2030 with lease terms ranging from 2 to 30 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Senior Secured Credit Facility:
Term loan B	834,718	836,903
Revolving credit facility	—	370,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
Other long-term debt	505,980	511,210
Total principal amount	6,265,698	6,643,113
Less: unamortized discounts and debt issuance costs	(46,225)	(49,701)
Total long-term debt, net of unamortized discounts and debt issuance costs	6,219,473	6,593,412
Less: current portion	1,137,262	1,134,386
Total long-term debt, net	$5,082,211	$5,459,026

Future maturities of long-term debt at March 31, 2024 are as follows:

(in thousands)
Remainder of 2024	$1,128,810
2025	25,700
2026	1,398,192
2027	2,153,870
2028	1,515,542
Thereafter	43,584
Total	$6,265,698
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
Other Long-term Debt
As of March 31, 2024, other long-term debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue management business during the first quarter of 2023 in the United States and $124.4 million for a Euro denominated note due in 2024.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	March 31, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$608,161	$—	$608,161	$580,126	$—	$580,126
Interest rate swaps	—	45,076	45,076	—	39,232	39,232

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2024	December 31, 2023
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,214,040	$1,222,608
3.75% Senior Secured Notes due 2028	$464,685	$469,515
4.875% Senior Notes due 2024	$572,177	$570,412
5.625% Senior Notes due 2026	$297,102	$297,606
4.75% Senior Notes due 2027	$908,210	$913,653
2.0% Convertible Senior Notes due 2025	$445,020	$423,668
3.125% Convertible Senior Notes due 2029	$1,203,590	$1,136,160
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring

For the three months ended March 31, 2024, we recorded a gain related to an investment in a nonconsolidated affiliate of $31.8 million as well as a gain related to a warrant on the same investment in a nonconsolidated affiliate of $32.6 million, as a component of other income, net. To calculate the gain on the investment, we remeasured the investment to fair value of $142.2 million using an observable price from orderly transactions for a similar investment of the same issuer. We remeasured the warrant to fair value of $52.6 million using an option pricing model.
For the three months ended March 31, 2024, we also recorded a gain related to an investment in a nonconsolidated affiliate of $24.3 million, as a component of other income, net. The gain was related to the acquisition of a controlling interest in a concert business, which was previously accounted for as an equity-method investment. To calculate the gain, we remeasured the investment to fair value of $35.2 million using the income approach method.
The key inputs in these fair value measurements include a future cash flow projection, including revenue, profit margins, and adjustment related to discount for lack of marketability. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
For the three months ended March 31, 2023, there were no significant non-recurring fair value measurements.

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
In April 2021, the court in the Gomel lawsuit declined to certify all claims other than those pled under British Columbia’s Business Practices and Consumer Protection Act and claims for punitive damages. The court did certify a class of British Columbia residents who purchased tickets to an event in Canada on any secondary market exchange from June 2015 through April 2021 that were initially purchased on Ticketmaster.ca. In May 2021, Ticketmaster and Live Nation filed a notice of appeal of the class certification ruling, and the plaintiff filed a cross-appeal shortly thereafter. The appeals were heard in early February 2023. In July 2023, the Court of Appeal for British Columbia issued its ruling, finding that the trial court erred by certifying common issues related to damages in the absence of any evidence supporting a plausible methodology to determine damages on a class-wide basis and remitted the matter back to the motion judge to reconsider his ruling. The Court of Appeal also allowed plaintiff’s cross-appeal in part, certified plaintiff’s proposed common issue regarding restoration, and remitted the plaintiff’s proposed common issues regarding his Competition Act and Unjust Enrichment claims to the motion judge for reconsideration. In September 2023, Ticketmaster and Live Nation filed an application for leave to appeal the Court of Appeal decision to the Supreme Court of Canada. The Court declined to hear the appeal. The matter will now return to the trial court for reconsideration, where plaintiff must demonstrate a plausible methodology to determine damages on a class-wide basis and some basis in fact for the common issues related to the Competition Act and Unjust Enrichment claims.
The court in the Watch matter issued its class certification ruling in November 2022. The court declined to certify and dismissed all claims other than those pled under provincial consumer protection statutes relating to drip pricing and certified a class of consumers who purchased tickets between September 2015 and June 2018 from Ticketmaster.ca on the primary market. In December 2022, the parties filed cross-motions with the Court of Appeal for Saskatchewan, seeking leave to appeal the court’s ruling. A hearing on the parties’ motions for leave to appeal took place in March 2023, and in July 2023, the Court of Appeal granted leave to appeal to both parties. The appeals are fully briefed.
The class certification hearing in the Thompson-Marcial matter took place in March 2024. In April 2024, the court certified common issues in relation to the claims for breach of contract, breach of ticketing legislation, unlawful means conspiracy, negligence and unjust enrichment, but dismissed the claims under the Competition Act and consumer protection legislation.
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
During the three-month period ending, and subsequent to, March 31, 2024, we settled certain lawsuits and began settlement discussions in earnest with certain remaining parties. As a result, we have recognized $186 million in the first quarter within selling, general and administrative expenses for the estimated probable losses in excess of our expected probable insurance recoveries. Our assessment of loss, which resulted from a complex series of judgments about future events and uncertainties, are based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions or recognize additional losses. The amount of additional liability, if any, that may result from these or related matters cannot be estimated at this time.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2024:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2023	$29,350	$(1,900)	$27,450
Other comprehensive income before reclassifications	8,369	4,729	13,098
Amount reclassified from AOCI	(4,730)	—	(4,730)
Net other comprehensive income	3,639	4,729	8,368
Balance at March 31, 2024	$32,989	$2,829	$35,818
Earnings Per Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2024 and 2023 there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.

The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2024	2023
Options to purchase shares of common stock	2,301,848	3,237,229
Restricted stock and deferred stock—unvested	4,159,664	3,593,402
Conversion shares related to the convertible senior notes	13,004,660	13,004,660
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	19,466,172	19,835,291

NOTE 8—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We also exclude from AOI the impact of estimated or realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, due to the significant and non-recurring nature of the matter, which involved multiple fatalities and injury claims. Ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI. AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
The following table presents the results of operations for our reportable segments for the three months ended March 31, 2024 and 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2024
Revenue	$2,879,375	$723,178	$211,277	$(14,301)	$—	$3,799,529
% of Consolidated Revenue	75.8%	19.0%	5.6%	(0.4)%
Intersegment revenue	$10,125	$4,133	$43	$(14,301)	$—	$—
AOI	$3,072	$284,115	$129,975	$(7,209)	$(42,563)	$367,390

Three Months Ended March 31, 2023
Revenue	$2,281,212	$677,741	$170,118	$(1,681)	$—	$3,127,390
% of Consolidated Revenue	72.9%	21.7%	5.4%	—%
Intersegment revenue	$898	$783	$—	$(1,681)	$—	$—
AOI	$832	$271,051	$95,531	$(7,939)	$(39,765)	$319,710

The following table sets forth the reconciliation of consolidated AOI to operating income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
AOI	$367,390	$319,710
Acquisition expenses	30,557	13,311
Amortization of non-recoupable ticketing contract advances	24,080	20,363
Depreciation and amortization	132,594	115,185
Loss (gain) on disposal of operating assets	(651)	504
Astroworld estimated loss contingencies	185,915	—
Stock-based compensation expense	31,402	27,571
Operating income (loss)	$(36,507)	$142,776
Contract Advances
At March 31, 2024 and December 31, 2023, we had ticketing contract advances of $115.1 million and $143.9 million, respectively, recorded in prepaid expenses and $127.6 million and $135.6 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At March 31, 2024, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.6 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 32%, 28%, 21% and 19% of this revenue in the remainder of 2024, 2025, 2026 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Concerts	$657,150	$681,380
Ticketing	54,809	34,600
Sponsorship & Advertising	46,487	50,680
	$758,446	$766,660

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2023 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law
Executive Overview

For the third year in a row, the first quarter was a record start to the year for the Company with strong fan demand across all our markets. Our overall revenue increased by 21% to $3.8 billion on a reported basis, or 22% growth on a constant currency basis as compared to the same period of the prior year. Concerts and Sponsorship both had revenue growth in excess of 20% while Ticketing had high single-digit growth. The most significant growth came from our Concerts segment as a result of increased shows and fans. Our operating income for the quarter decreased by $179.3 million, from an operating income of $142.8 million in the first quarter of 2023 to an operating loss of $36.5 million in the first quarter of 2024 due to higher performance from all three of our major business segments offset by Astroworld estimated loss contingencies in our Concerts segment. The decrease in operating income was $166.4 million at constant currency.
Based on our strong pipeline of arena, amphitheater and theater and club shows for the remainder of the year, coupled with our current deferred revenue balance of $5.0 billion as of March 31, 2024, we are optimistic for continued success in the remainder of the year even with reduced stadium activity relative to the prior year.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter increased by $598 million, or 26%, from $2.3 billion in the first quarter of 2023 to $2.9 billion in the first quarter of 2024. The revenue growth was largely the result of more shows and fans both domestically and in our International markets. The number of events for the first quarter of 2024 was approximately 11,200 compared to approximately 9,900 in the first quarter of 2023, an increase of approximately 1,300 events or 13%. The number of fans for the quarter was 22.9 million compared to approximately 18.9 million last year, for growth of 4.0 million fans or 21%. The increase was largely in the United States, Canada and Mexico. Arena shows fueled the improvement with fan count up nearly 40% in these venues. Some of the notable acts touring in the first quarter included Coldplay, Pink, Bad Bunny and Madonna. Our festivals in Latin America included Estereo Picnic in Bogota, Lollapalooza in Sao Paulo and EDC Mexico in Mexico City. Combined, our festivals in these markets had three quarters of a million fans. Concerts AOI for the quarter was $3 million compared to $1 million in the first quarter of 2023.

Our Ticketing segment revenue for the quarter increased by $45 million, or 7%, from $678 million in the first quarter of 2023 to $723 million in the first quarter of 2024. The improvement resulted from an increase in ticket sales, notably in Europe and Latin America. We sold approximately 77 million fee-bearing tickets in the first quarter of 2024 compared to 72 million tickets in the same period of the prior year, an increase of 6%. This was our highest first quarter ever for fee-bearing ticket sales driven by double-digit growth in Europe, Asia-Pacific and Latin America. It was our highest first quarter for GTV as well. In the first quarter, we signed 7 million net new tickets of which 70% came from our International markets – one of our best leading indicators regarding the future success of our Ticketing business. Ticketing AOI for the quarter improved by $13 million, from $271 million in the first quarter of 2023 to $284 million in the first quarter of 2024. The combination of record ticket sales, GTV and the expansion of our resale business resulted in our strongest Ticketing AOI ever for the first quarter.
Our Sponsorship & Advertising segment revenue for the quarter increased by $41 million, or 24%, from $170 million in the first quarter of 2023 to $211 million in the first quarter of 2024. The improvement was largely due to our festivals in Latin America. It was our inaugural year consolidating the Estero Picnic festival in Colombia as well as Lollapalooza in Brazil. These two events, along with a number of well attended festivals in Mexico, led to significant revenue and AOI growth for Sponsorship & Advertising. AOI for the quarter increased by $34 million, from $96 million in the first quarter of 2023 to $130 million in the first quarter of 2024.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global concerts platform to connect artists and fans, bringing more shows to fans in existing and new markets as well as improving the on-site experience for our fans by enhancing food and beverage products and premium service offerings. We operate the world’s leading ticketing software and marketplace, tailored to achieving the goals of content owners, venues and sports teams. We expect to drive conversion of ticket sales through development of innovative products that support selling tickets to fans. Our ticket marketplaces have reduced friction in the ticket purchase experience and created additional revenue opportunities. In addition, we continue to grow our sponsorship and advertising partnerships and our clients are able to reach their customers via the powerful connection that live shows creates with ardent fans.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2024			2023
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,799,529	$7,443	$3,806,972	$3,127,390	21%	22%
Operating expenses:
Direct operating expenses	2,646,457			2,115,589	25%
Selling, general and administrative expenses	981,559			690,321	42%
Depreciation and amortization	132,594			115,185	15%
Loss (gain) on disposal of operating assets	(651)			504	*
Corporate expenses	76,077			63,015	21%
Operating income (loss)	(36,507)	12,902	(23,605)	142,776	*	*
Operating margin	(1.0)%		(0.6)%	4.6%
Interest expense	80,691			89,215
Loss on extinguishment of debt	—			18,366
Interest income	(43,257)			(40,313)
Equity in earnings of nonconsolidated affiliates	(84)			(4,107)
Other expense (income), net	(77,054)			11,583
Income before income taxes	3,197			68,032
Income tax expense	35,414			23,840
Net income (loss)	(32,217)			44,192
Net income attributable to noncontrolling interests	14,516			47,361
Net loss attributable to common stockholders of Live Nation	$(46,733)			$(3,169)
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $672.1 million during the three months ended March 31, 2024 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $598.2 million, Ticketing segment of $45.4 million and Sponsorship & Advertising of $41.2 million as further discussed within each segment’s operating results.
Operating income
Operating income decreased $179.3 million during the three months ended March 31, 2024 as compared to the same period of the prior year primarily driven by increased operating losses in our Concerts segment of $212.2 million partially offset by higher operating income in our Sponsorship & Advertising segment of $34.6 million and Ticketing segment of $9.6 million as further discussed within each segment’s operating results.

Other expense (income), net
For the three months ended March 31, 2024, we had other income, net of $77.1 million which includes mark to market adjustments for certain investments in nonconsolidated affiliates of $88.7 million, partially offset by net foreign exchange rate losses of $11.8 million. For the three months ended March 31, 2023, we had other expense, net of $11.6 million which includes net foreign exchange rate losses of $9.5 million. The net foreign exchange rate losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the three months ended March 31, 2024, we had a net tax expense of $35.4 million on income before income taxes of $3.2 million compared to a net tax expense of $23.8 million on income before income taxes of $68.0 million for the three months ended March 31, 2023. For the three months ended March 31, 2024, the income tax expense consisted of $28.0 million related to foreign entities, $1.3 million related to United States federal taxes, and $6.1 million related to state and local income taxes. The net increase in tax expense of $11.6 million was primarily due to profits in certain non-United States jurisdictions.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $32.8 million during the three months ended March 31, 2024 as compared to the same period of the prior year primarily due to lower operating results from certain concert businesses during the first three months of 2024 as compared to the prior year.
Non-GAAP Measure
AOI
AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including transaction costs, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We also exclude from AOI the impact of estimated or realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, due to the significant and non-recurring nature of the matter, which involved multiple fatalities and injury claims. Ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI.
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

The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating income (loss)	$(36,507)	$142,776
Acquisition expenses	30,557	13,311
Amortization of non-recoupable ticketing contract advances	24,080	20,363
Depreciation and amortization	132,594	115,185
Loss (gain) on disposal of operating assets	(651)	504
Astroworld estimated loss contingencies	185,915	—
Stock-based compensation expense	31,402	27,571
AOI	$367,390	$319,710

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

Key Operating Metrics

	Three Months Ended March 31,
	2024	2023
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	7,177	6,309
International	4,026	3,596
Total estimated events	11,203	9,905
Estimated fans:
North America (2)	10,891	7,658
International	12,039	11,243
Total estimated fans	22,930	18,901
Ticketing (3)
Estimated number of fee-bearing tickets sold	76,578	72,266
Estimated number of non-fee-bearing tickets sold	78,432	73,200
Total estimated tickets sold	155,010	145,466
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

(2)North America refers to our events and fans within the United States and Canada.

(3)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands)
Revenue	$2,879,375	$2,281,212	26%
Direct operating expenses	2,359,491	1,838,446	28%
Selling, general and administrative expenses	726,840	456,545	59%
Depreciation and amortization	90,363	70,528	28%
Loss (gain) on disposal of operating assets	(712)	115	*
Operating loss	$(296,607)	$(84,422)	*
Operating margin	(10.3)%	(3.7)%
AOI	$3,072	$832	*
AOI margin **	0.1%	—%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Concerts revenue increased $598.2 million during the three months ended March 31, 2024 as compared to the same period of the prior year, primarily due to increased shows and fan growth across the United States and international markets. In particular, higher arena shows and fan count contributed to the increase in revenue. Concerts had incremental revenue of $59.2 million during the three months ended March 31, 2024 from acquisitions and new venues.
Operating results
Concerts AOI increased $2.2 million for the three months ended March 31, 2024 as compared to the same period of the prior year primarily driven by an increase in revenue discussed above partially offset by higher direct operating expenses to support increased shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses. The increase in operating losses of $212.2 million and remaining change in operating loss outside of AOI of $214.4 million is primarily associated with Astroworld estimated loss contingencies of $185.9 million during the current year and higher depreciation and amortization of $19.8 million for additional capital expenditures incurred to support the increased operations.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands)
Revenue	$723,178	$677,741	7%
Direct operating expenses	253,834	238,157	7%
Selling, general and administrative expenses	215,255	193,195	11%
Depreciation and amortization	23,514	25,084	(6)%
Loss on disposal of operating assets	44	374	(88)%
Operating income	$230,531	$220,931	4%
Operating margin	31.9%	32.6%
AOI	$284,115	$271,051	5%
AOI margin **	39.3%	40.0%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Ticketing revenue increased $45.4 million during the three months ended March 31, 2024 as compared to the same period of the prior year. This increase is primarily due to higher sales volumes in international markets driven by more events on sale due to more fan demand in 2024 as compared to 2023.
Operating results
Ticketing AOI increased by $13.1 million and operating income increased $9.6 million during the three months ended March 31, 2024 as compared to the same period of the prior year. These increases was primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2024	2023
	(in thousands)
Revenue	$211,277	$170,118	24%
Direct operating expenses	45,537	40,667	12%
Selling, general and administrative expenses	38,292	36,072	6%
Depreciation and amortization	15,740	16,242	(3)%
Loss on sale of operating assets	17	—	100%
Operating income	$111,691	$77,137	45%
Operating margin	52.9%	45.3%
AOI	$129,975	$95,531	36%
AOI margin **	61.5%	56.2%
_______

*	Percentages are not meaningful.
**	See “—Non-GAAP Measure” above for the definition of AOI margin.

Three Months
Revenue
Sponsorship & Advertising revenue increased $41.2 million during the three months ended March 31, 2024 as compared to the same period of the prior year primarily driven by increased sponsorship activity from our festivals in Latin America.
Operating results
Sponsorship & Advertising AOI increased $34.4 million and operating income increased $34.6 million for the three months ended March 31, 2024 as compared to the same period of the prior year. These increases were primarily due to increased revenues from higher sponsorship activity discussed above. The increases were partially offset by higher direct operating expenses due to additional fulfillment costs to support the growth in sponsorship activity.

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
Our balance sheet reflects cash and cash equivalents of $6.5 billion at March 31, 2024 and $6.2 billion at December 31, 2023. Included in the March 31, 2024 and December 31, 2023 cash and cash equivalents balances are $1.4 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $3.1 billion in cash and cash equivalents, excluding client cash, at March 31, 2024. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.2 billion and $6.6 billion, respectively, at March 31, 2024 and December 31, 2023. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.6% at March 31, 2024 with approximately 93% of our debt at a fixed rate. Our weighted-average cost of debt for short-term borrowings outstanding at March 31, 2024, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1%.
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

Sources of Cash
Amended Senior Secured Credit Facility
Our senior secured credit facility provides for borrowings of up to $1.3 billion with a $250 million sublimit for the issuance of letters of credit and a $100 million for swingline borrowings. The revolving credit facility allows for a $780 million sublimit for borrowings in U.S. Dollars, Euros, or Sterling, and a $260 million sublimit for borrowings in those or one or more other approved non-U.S. currencies. The revolving credit facility will be available to us and, if designated in the future, certain of our foreign subsidiaries. The Amended Credit Agreement provides for the right, subject to certain conditions, to increase the term B loan and revolving facilities by an amount not to exceed an amount equal to the sum of (x) $1.625 billion, (y) the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio, on a pro-forma basis after giving effect to such increase, is no greater than 4.50x.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $31.5 million, $1.27 billion was available for future borrowings from our revolving credit facility as of March 31, 2024.
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
During the three months ended March 31, 2024, we repaid $370 million of principal related to our revolving credit facility. No material gain or loss was recorded as a result of this repayment.
Debt Covenants
As of March 31, 2024, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2024.

Uses of Cash
Acquisitions
During the three months ended March 31, 2024, we completed various acquisitions that resulted in cash acquired, net of cash paid of $10.0 million.
Capital Expenditures
Venue and ticketing operations require ongoing investment in our existing venues and ticketing systems to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between revenue generating capital expenditures and maintenance capital expenditures. Revenue generating capital expenditures generally relate to the construction of new venues to expand our global footprint, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Capital expenditures typically increase during periods when our venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Revenue generating	$75,474	$57,428
Maintenance	22,491	8,640
Total capital expenditures	$97,965	$66,068
Revenue generating capital expenditures during the first three months of 2024 increased from the same period of the prior year primarily due to enhancements at our theaters and amphitheaters in the United States.
We expect capital expenditures to be approximately $600 million for the year ending December 31, 2024 with approximately 75% of the capital expenditures on revenue generating projects.

Cash Flows

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$988,870	$1,155,848
Investing activities	$(170,699)	$(59,789)
Financing activities	$(478,356)	$225,701
Operating Activities
Cash provided by operating activities decreased $167.0 million for the three months ended March 31, 2024 as compared to the same period of the prior year primarily due to higher mark-to-market gains on certain investments in nonconsolidated affiliates combined with an overall decrease in 2024 operating results as discussed within each segment’s operating results partially offset by changes in operating assets and liabilities from timing of events on sale, payments and receipts.
Investing Activities
Cash used in investing activities increased $110.9 million for the three months ended March 31, 2024 as compared to the prior year primarily due to lower cash acquired from acquisitions, net of cash paid. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities was $478.4 million for the three months ended March 31, 2024 primarily due to the principal repayment of our revolving credit facility as compared to cash provided by financing activities of $225.7 million for the same period of the prior year primarily due to proceeds in 2023 from the issuance of our 3.125% convertible senior notes partially offset by the repurchase of our 2.5% convertible senior notes and capped call transactions in 2023. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. Our foreign operations reported operating income of $77.3 million for the three months ended March 31, 2024. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2024 by $7.7 million. As of March 31, 2024, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At March 31, 2024, we had forward currency contracts outstanding with an aggregate notional amount of $267.8 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of March 31, 2024. Of the total amount, we had $5.8 billion of fixed-rate debt and $0.5 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2024, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2024 with no subsequent change in rates for the remainder of the period.
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

Accounting and Other Pronouncements
Information regarding recently issued and adopted accounting pronouncements can be found in Part I — Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

In August 2022, the Inflation Reduction Act (IRA) was enacted in the United States, which includes health care, clean energy, and income tax provisions. The income tax provisions amend the Internal Revenue Code to include among other things a corporate alternative minimum tax for the 2023 tax year. The Company is still assessing the impact due to lack of United States Treasury regulations which are anticipated to be issued in 2024; however, the IRA is not expected to have a material impact on the Company's financial statements due to net operating losses and full valuation allowances for the United States, which is our most significant jurisdiction. We will continue to monitor to ensure our financial results and related tax disclosures are in compliance with the IRA tax legislation.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules designed to ensure large multinational enterprises (“MNE”) pay a minimum level of tax arising in each jurisdiction they operate. Over 135 jurisdictions joined a plan to update key elements of the international tax system and provide for a coordinated system of taxation that imposes top-up tax on profits arising in a jurisdiction whenever the effective rate is below the minimum rate. Effective January 1, 2024, many of these jurisdictions have enacted a global 15% minimum effective tax rate. This minimum rate applies to MNE’s with consolidated revenue above €750 million. While additional guidance is expected from the OECD in 2024, we do not expect The Pillar Two rules to have a material impact to our financial statement income or tax cash flows for the current period. We will continue to monitor further guidance from the OECD and evaluate any impact it may have to our consolidated financial results.

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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024.
There have been no changes to our critical accounting policies during the three months ended March 31, 2024.

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
Based on their evaluation as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2024	51,479	$91.81
February 2024	47,462	$93.42
March 2024	154,613	$105.57
	253,554

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

Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2024.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2024.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)