Form 10-Q
period 2024-06-30
Live Nation Entertainment, Inc.
filed 2024-07-30
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On July 23, 2024, there were 232,113,741 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,794,851 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2024	December 31, 2023
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$6,398,722	$6,231,866
Accounts receivable, less allowance of $81,039 and $82,350, respectively	2,464,042	2,069,054
Prepaid expenses	1,671,514	1,147,581
Restricted cash	10,818	7,090
Other current assets	139,037	122,163
Total current assets	10,684,133	9,577,754
Property, plant and equipment, net	2,235,526	2,101,463
Operating lease assets	1,587,875	1,606,389
Intangible assets
Definite-lived intangible assets, net	1,094,666	1,161,621
Indefinite-lived intangible assets, net	380,847	377,349
Goodwill	2,664,149	2,691,466
Long-term advances	646,603	623,154
Other long-term assets	1,160,185	934,849
Total assets	$20,453,984	$19,074,045
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,856,443	$1,866,864
Accounts payable	250,917	267,493
Accrued expenses	3,358,819	3,006,281
Deferred revenue	4,798,752	3,398,028
Current portion of long-term debt, net	1,137,272	1,134,386
Current portion of operating lease liabilities	171,907	158,421
Other current liabilities	53,039	128,430
Total current liabilities	11,627,149	9,959,903
Long-term debt, net	5,080,802	5,459,026
Long-term operating lease liabilities	1,641,325	1,686,091
Other long-term liabilities	546,636	488,159
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,007,099	893,709
Stockholders' equity
Common stock	2,307	2,298
Additional paid-in capital	2,240,759	2,367,918
Accumulated deficit	(2,156,712)	(2,407,949)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	(122,756)	27,450
Total Live Nation stockholders' equity	(43,267)	(17,148)
Noncontrolling interests	594,240	604,305
Total equity	550,973	587,157
Total liabilities and equity	$20,453,984	$19,074,045

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except share and per share data)
Revenue	$6,023,416	$5,630,723	$9,822,945	$8,758,113
Operating expenses:
Direct operating expenses	4,408,209	4,164,778	7,054,666	6,280,367
Selling, general and administrative expenses	926,222	868,595	1,907,781	1,558,916
Depreciation and amortization	137,729	136,514	270,323	251,699
Gain on disposal of operating assets	(779)	(7,013)	(1,430)	(6,509)
Corporate expenses	86,216	81,478	162,293	144,493
Operating income	465,819	386,371	429,312	529,147
Interest expense	79,970	81,995	160,661	171,210
Loss on extinguishment of debt	—	—	—	18,366
Interest income	(44,425)	(56,452)	(87,682)	(96,765)
Equity in earnings of nonconsolidated affiliates	(5,376)	(5,558)	(5,460)	(9,665)
Other expense (income), net	(20,742)	(6,599)	(97,796)	4,984
Income before income taxes	456,392	372,985	459,589	441,017
Income tax expense	80,164	41,648	115,578	65,488
Net income	376,228	331,337	344,011	375,529
Net income attributable to noncontrolling interests	78,258	37,655	92,774	85,016
Net income attributable to common stockholders of Live Nation	$297,970	$293,682	$251,237	$290,513

Basic net income per common share available to common stockholders of Live Nation	$1.05	$1.04	$0.52	$0.78
Diluted net income per common share available to common stockholders of Live Nation	$1.03	$1.02	$0.51	$0.78

Weighted average common shares outstanding:
Basic	229,921,527	228,536,179	229,696,356	228,350,537
Diluted	245,002,995	243,660,186	232,024,314	230,490,937

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$297,970	$293,682	$251,237	$290,513
Accretion of redeemable noncontrolling interests	(57,325)	(56,621)	(132,435)	(111,554)
Net income available to common stockholders of Live Nation—basic	$240,645	$237,061	$118,802	$178,959
Convertible debt interest, net of tax	10,790	10,804	—	—
Net income available to common stockholders of Live Nation—diluted	$251,435	$247,865	$118,802	$178,959

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$376,228	$331,337	$344,011	$375,529
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge	3,013	11,658	11,382	7,709
Realized gain on cash flow hedge	(4,762)	(4,256)	(9,492)	(7,804)
Foreign currency translation adjustments	(156,825)	69,276	(152,096)	149,424
Comprehensive income	217,654	408,015	193,805	524,858
Comprehensive income attributable to noncontrolling interests	78,258	37,655	92,774	85,016
Comprehensive income attributable to common stockholders of Live Nation	$139,396	$370,360	$101,031	$439,842

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2024	230,197,707	$2,302	$2,308,595	$(2,454,682)	$(6,865)	$35,818	$584,019	$469,187	$983,550
Non-cash and stock-based compensation	—	—	26,475	—	—	—	—	26,475	—
Common stock issued under stock plans, net of shares withheld for employee taxes	151,235	2	(13,070)	—	—	—	—	(13,068)	—
Exercise of stock options	363,001	3	11,029	—	—	—	—	11,032	—
Acquisitions	—	—	—	—	—	—	20,691	20,691	5,091
Purchases of noncontrolling interests	—	—	(31,589)	—	—	—	(15,255)	(46,844)	1,203
Redeemable noncontrolling interests fair value adjustments	—	—	(60,681)	—	—	—	—	(60,681)	60,851
Cash distributions	—	—	—	—	—	—	(55,395)	(55,395)	(60,351)
Other	—	—	—	—	—	—	(1,344)	(1,344)	21
Comprehensive income (loss):
Net income	—	—	—	297,970	—	—	61,524	359,494	16,734
Unrealized gain on cash flow hedge	—	—	—	—	—	3,013	—	3,013	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,762)	—	(4,762)	—
Foreign currency translation adjustments	—	—	—	—	—	(156,825)	—	(156,825)	—
Balance at June 30, 2024	230,711,943	$2,307	$2,240,759	$(2,156,712)	$(6,865)	$(122,756)	$594,240	$550,973	$1,007,099

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,407,949)	$(6,865)	$27,450	$604,305	$587,157	$893,709
Non-cash and stock-based compensation	—	—	63,140	—	—	—	—	63,140	—
Common stock issued under stock plans, net of shares withheld for employee taxes	499,337	5	(38,556)	—	—	—	—	(38,551)	—
Exercise of stock options	427,365	4	12,815	—	—	—	—	12,819	—
Acquisitions	—	—	—	—	—	—	37,378	37,378	35,772
Purchases of noncontrolling interests	—	—	(29,329)	—	—	—	(15,264)	(44,593)	(11,013)
Redeemable noncontrolling interests fair value adjustments	—	—	(135,229)	—	—	—	—	(135,229)	135,817
Contributions received	—	—	—	—	—	—	—	—	28
Cash distributions	—	—		—	—	—	(104,227)	(104,227)	(67,681)
Other	—	—	—	—	—	—	762	762	(1,021)
Comprehensive income (loss):
Net income	—	—	—	251,237	—	—	71,286	322,523	21,488
Unrealized gain on cash flow hedge	—	—	—	—	—	11,382	—	11,382	—
Realized gain on cash flow hedge	—	—	—	—	—	(9,492)	—	(9,492)	—
Foreign currency translation adjustments	—	—	—	—	—	(152,096)	—	(152,096)	—
Balance at June 30, 2024	230,711,943	$2,307	$2,240,759	$(2,156,712)	$(6,865)	$(122,756)	$594,240	$550,973	$1,007,099

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2023	228,859,789	$2,289	$2,535,553	$(2,974,398)	$(6,865)	$(17,425)	$539,992	$79,146	$710,350
Non-cash and stock-based compensation	—	—	27,763	—	—	—	—	27,763	—
Common stock issued under stock plans, net of shares withheld for employee taxes	32,526	1	(516)	—	—	—	—	(515)	—
Exercise of stock options	191,879	1	4,004	—	—	—	—	4,005	—
Acquisitions	—	—	—	—	—	—	8,777	8,777	13,988
Purchases of noncontrolling interests	—	—	(71,776)	—	—	—	(15,684)	(87,460)	659
Redeemable noncontrolling interests fair value adjustments	—	—	(56,368)	—	—	—	—	(56,368)	56,368
Contributions received	—	—	—	—	—	—	8,772	8,772	—
Cash distributions	—	—	—	—	—	—	(30,484)	(30,484)	(52,210)
Other				—	—	—	26,295	26,295	7,847
Comprehensive income (loss):
Net income	—	—	—	293,682	—	—	21,138	314,820	16,517
Unrealized gain on cash flow hedge	—	—	—	—	—	11,658	—	11,658	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,256)	—	(4,256)	—
Foreign currency translation adjustments	—	—	—	—	—	69,276	—	69,276	—
Balances at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,680,716)	$(6,865)	$59,253	$558,806	$371,429	$753,519

See Notes to Consolidated Financial Statements

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,971,229)	$(6,865)	$(90,076)	$461,366	$93,797	$669,766
Non-cash and stock-based compensation	—	—	55,334	—	—	—	—	55,334	—
Common stock issued under stock plans, net of shares withheld for employee taxes	217,501	2	(8,466)	—	—	—	—	(8,464)	—
Exercise of stock options	211,841	2	4,997	—	—	—	—	4,999	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	67,243	67,243	26,296
Purchases of noncontrolling interests	—	—	(97,648)	—	—	—	(27,090)	(124,738)	659
Redeemable noncontrolling interests fair value adjustments	—	—	(111,046)	—	—	—	—	(111,046)	111,046
Contributions received	—	—	—	—	—	—	14,631	14,631	85
Cash distributions	—	—		—	—	—	(74,693)	(74,693)	(62,916)
Other	—	—	—	—	—	—	54,320	54,320	(13,404)
Comprehensive income (loss):
Net income	—	—	—	290,513	—	—	63,029	353,542	21,987
Unrealized gain on cash flow hedge	—	—	—	—	—	7,709	—	7,709	—
Realized gain on cash flow hedge	—	—	—	—	—	(7,804)	—	(7,804)
Foreign currency translation adjustments	—	—	—	—	—	149,424	—	149,424	—
Balances at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,680,716)	$(6,865)	$59,253	$558,806	$371,429	$753,519

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$344,011	$375,529
Reconciling items:
Depreciation	146,168	127,670
Amortization	124,155	124,029
Amortization of non-recoupable ticketing contract advances	45,241	41,597
Deferred income tax expense (benefit)	(6,078)	5,430
Amortization of debt issuance costs and discounts	7,881	8,949
Loss on extinguishment of debt	—	18,366
Stock-based compensation expense	59,738	55,333
Unrealized changes in fair value of contingent consideration	(28,573)	20,100
Gain on mark-to-market of investments in nonconsolidated affiliates	(100,153)	(26,408)
Equity in losses of nonconsolidated affiliates, net of distributions	5,671	9,019
Provision for uncollectible accounts receivable	(9,806)	20,120
Other, net	(11,972)	(512)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(436,458)	(395,516)
Increase in prepaid expenses and other assets	(646,147)	(836,672)
Increase in accounts payable, accrued expenses and other liabilities	391,059	298,718
Increase in deferred revenue	1,516,217	1,801,097
Net cash provided by operating activities	1,400,954	1,646,849
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(75,973)	(118,973)
Collections of notes receivable	21,290	8,286
Investments made in nonconsolidated affiliates	(30,593)	(26,336)
Purchases of property, plant and equipment	(333,689)	(202,531)
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	(17,579)	69,359
Purchases of intangible assets	(5,390)	(35,088)
Other, net	7,529	6,077
Net cash used in investing activities	(434,405)	(299,206)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	886	986,766
Payments on long-term debt	(377,132)	(614,030)
Contributions from noncontrolling interests	28	14,716
Distributions to noncontrolling interests	(171,908)	(137,609)
Purchases of noncontrolling interests, net	(47,980)	(88,239)
Payments for capped call transactions	—	(75,500)
Proceeds from exercise of stock options	12,819	4,999
Taxes paid for net share settlement of equity awards	(38,551)	(8,464)
Payments for deferred and contingent consideration	(20,390)	(9,440)
Other, net	(748)	315
Net cash provided by (used in) financing activities	(642,976)	73,514
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(152,989)	103,111
Net increase in cash, cash equivalents, and restricted cash	170,584	1,524,268
Cash, cash equivalents and restricted cash at beginning of period	6,238,956	5,612,374
Cash, cash equivalents and restricted cash at end of period	$6,409,540	$7,136,642
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
As of June 30, 2024 and December 31, 2023, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $842 million and $940 million of assets and $560 million and $592 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the June 30, 2024 and December 31, 2023 cash and cash equivalents balance is $1.3 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of June 30, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions, including the United States, due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for any losses incurred in those tax jurisdictions for the first six months of 2024.
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
Property, plant and equipment, net, consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Land, buildings and improvements	$2,161,329	$2,043,595
Computer equipment and capitalized software	913,253	888,065
Furniture and other equipment	664,678	646,966
Construction in progress	373,500	317,028
Property, plant and equipment, gross	4,112,760	3,895,654
Less: accumulated depreciation	1,877,234	1,794,191
Property, plant and equipment, net	$2,235,526	$2,101,463
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2024:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2023:
Gross carrying amount	$925,257	$583,436	$226,788	$183,493	$20,220	$1,939,194
Accumulated amortization	(336,625)	(251,649)	(79,218)	(104,036)	(6,045)	(777,573)
Net	588,632	331,787	147,570	79,457	14,175	1,161,621
Gross carrying amount:
Acquisitions and additions—current year	68,024	27,318	1,256	—	264	96,862
Acquisitions and additions—prior year	826	4,066	3	(2)	—	4,893
Foreign exchange	(41,116)	(14,820)	(2,936)	(6,126)	(104)	(65,102)
Other (2)	(4,959)	(10,132)	(11,973)	(383)	(147)	(27,594)
Net change	22,775	6,432	(13,650)	(6,511)	13	9,059
Accumulated amortization:
Amortization	(55,242)	(41,580)	(13,775)	(9,282)	(3,860)	(123,739)
Foreign exchange	11,990	5,273	941	2,101	7	20,312
Other (2)	4,694	10,132	11,973	324	290	27,413
Net change	(38,558)	(26,175)	(861)	(6,857)	(3,563)	(76,014)
Balance as of June 30, 2024:
Gross carrying amount	948,032	589,868	213,138	176,982	20,233	1,948,253
Accumulated amortization	(375,183)	(277,824)	(80,079)	(110,893)	(9,608)	(853,587)
Net	$572,849	$312,044	$133,059	$66,089	$10,625	$1,094,666

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival promotion business and an artist management business both located in the United States.
The 2024 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	9
Client/vendor relationships	5
Venue management	3
Technology	3
All categories	8
Amortization of definite-lived intangible assets for the three months ended June 30, 2024 and 2023 was $61.7 million and $55.2 million, respectively, and for the six months ended June 30, 2024 and 2023 was $123.7 million and $112.7 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2023:
Goodwill	$1,439,579	$1,012,530	$674,720	$3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,004,216	1,012,530	674,720	2,691,466

Acquisitions—current year	18,732	—	—	18,732
Acquisitions—prior year	4,201	—	—	4,201
Foreign exchange	(11,556)	(20,445)	(18,249)	(50,250)

Balance as of June 30, 2024:
Goodwill	1,450,956	992,085	656,471	3,099,512
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,015,593	$992,085	$656,471	$2,664,149
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At June 30, 2024 and December 31, 2023, we had investments in nonconsolidated affiliates of $548.4 million and $447.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense	$66,772	$76,999	$132,508	$142,328
Variable and short-term lease expense	48,717	40,963	73,912	72,305
Sublease income	(1,704)	(2,424)	(3,113)	(4,612)
Net lease expense	$113,785	$115,538	$203,307	$210,021
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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$149,049	$137,924
Lease assets obtained in exchange for lease obligations, net of terminations	$54,947	$87,505
As of June 30, 2024, we have additional operating leases that have not yet commenced, with total lease payments of $137.1 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2024 to June 2030 with lease terms ranging from 2 to 28 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$832,533	$836,903
Revolving credit facility	—	370,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
Other debt	503,293	511,210
Total principal amount	6,260,826	6,643,113
Less: unamortized discounts and debt issuance costs	(42,752)	(49,701)
Total debt, net of unamortized discounts and debt issuance costs	6,218,074	6,593,412
Less: current portion	1,137,272	1,134,386
Total long-term debt, net	$5,080,802	$5,459,026

Future maturities of long-term debt at June 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$1,124,827
2025	26,146
2026	1,398,114
2027	2,153,784
2028	1,515,675
Thereafter	42,280
Total	$6,260,826
All long-term debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our long-term debt.
Other Debt
As of June 30, 2024, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue management business in the United States during the first quarter of 2023 and $123.3 million for a Euro-denominated note due in 2024 related to a venue management business located in Europe.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	June 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$963,670	$—	$963,670	$580,126	$—	$580,126
Interest rate swaps	$—	$42,983	$42,983	$—	$39,232	$39,232

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2024	December 31, 2023
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,211,256	$1,222,608
3.75% Senior Secured Notes due 2028	$466,535	$469,515
4.875% Senior Notes due 2024	$573,223	$570,412
5.625% Senior Notes due 2026	$296,802	$297,606
4.75% Senior Notes due 2027	$911,155	$913,653
2.0% Convertible Senior Notes due 2025	$413,808	$423,668
3.125% Convertible Senior Notes due 2029	$1,113,350	$1,136,160
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
For the six months ended June 30, 2024, we recorded a gain related to an investment in a nonconsolidated affiliate of $31.8 million as well as a gain related to a warrant on the same investment in a nonconsolidated affiliate of $32.6 million, as a component of other income, net. To calculate the gain on the investment, we remeasured the investment to fair value of $142.2 million using an observable price from orderly transactions for a similar investment of the same issuer. We remeasured the warrant to fair value of $52.6 million using an option pricing model.
For the six months ended June 30, 2024, we also recorded a gain related to an investment in a nonconsolidated affiliate of $24.4 million, as a component of other income, net. The gain was related to the acquisition of a controlling interest in a concert business, which was previously accounted for as an equity-method investment. To calculate the gain, we remeasured the investment to fair value of $35.9 million using the income approach method.
The key inputs in these fair value measurements include a future cash flow projection, including revenue, profit margins, and adjustment related to discount for lack of marketability. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
For the six months ended June 30, 2023, there were no significant non-recurring fair value measurements.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Consumer Class Actions
The putative class action lawsuits filed against Live Nation and Ticketmaster in Canada in 2018 making certain allegations regarding Ticketmaster conduct that allegedly encourages the resale of tickets on secondary ticket exchanges have progressed materially. We no longer believe these matters pose a risk of material loss to our financial position, cash flows, or results of operations.
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
During the three and six months ended June 30, 2024, all remaining wrongful death lawsuits were settled, and we began settlement discussions in earnest with certain remaining parties with injury claims. As a result, we have recognized $94 million and $280 million for the three and six months ended June 30, 2024, respectively, within selling, general and administrative expenses for the estimated probable losses in excess of our expected insurance recoveries. The amounts recorded as of June 30, 2024 represent our best estimate of the ultimate loss associated with all remaining lawsuits and claims.
Our assessment of loss, which resulted from a complex series of judgments about future events and uncertainties, is based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions or recognize additional losses.
Department of Justice Complaint
In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The Complaint requests various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, and other forms of relief. Certain states also seek unspecified damages for their citizens.
The Company believes it has substantial defenses to the lawsuit and will vigorously defend itself.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2024:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2023	$29,350	$(1,900)	$27,450
Other comprehensive income (loss) before reclassifications	11,382	(152,096)	(140,714)
Amount reclassified from AOCI	(9,492)	—	(9,492)
Net other comprehensive income (loss)	1,890	(152,096)	(150,206)
Balance at June 30, 2024	$31,240	$(153,996)	$(122,756)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares—basic	229,921,527	228,536,179	229,696,356	228,350,537
Effect of dilutive securities:
Stock options and restricted stock	2,076,808	2,119,347	2,327,958	2,140,400
Convertible senior notes	13,004,660	13,004,660	—	—
Weighted average common shares—diluted	245,002,995	243,660,186	232,024,314	230,490,937
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	3,750	3,750	3,750	3,750
Restricted stock and deferred stock—unvested	2,464,785	2,739,954	2,743,310	2,736,173
Conversion shares related to the convertible senior notes	—	—	13,004,660	13,004,660
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2,468,535	2,743,704	15,751,720	15,744,583

NOTE 8—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We also exclude from AOI the impact of estimated or realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, due to the significant and non-recurring nature of the matter. Ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI. AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2024 and 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2024
Revenue	$4,987,039	$730,677	$312,234	$(6,534)	$—	$6,023,416
% of Consolidated Revenue	82.8%	12.1%	5.2%	(0.1)%
Intersegment revenue	$2,278	$4,124	$132	$(6,534)	$—	$—
AOI	$270,694	$292,533	$222,622	$(8,171)	$(61,447)	$716,231

Three Months Ended June 30, 2023
Revenue	$4,633,291	$709,342	$302,859	$(14,769)	$—	$5,630,723
% of Consolidated Revenue	82.3%	12.6%	5.4%	(0.3)%
Intersegment revenue	$3,300	$2,397	$—	$(5,697)	$—	$—
AOI	$168,058	$292,685	$203,139	$(18,142)	$(56,043)	$589,697

Six Months Ended June 30, 2024
Revenue	$7,866,414	$1,453,855	$523,511	$(20,835)	$—	$9,822,945
% of Consolidated Revenue	80.1%	14.8%	5.3%	(0.2)%
Intersegment revenue	$12,403	$8,257	$175	$(20,835)	$—	$—
AOI	$273,766	$576,648	$352,597	$(15,380)	$(104,010)	$1,083,621

Six Months Ended June 30, 2023
Revenue	$6,914,503	$1,387,083	$472,977	$(16,450)	$—	$8,758,113
% of Consolidated Revenue	78.9%	15.8%	5.4%	(0.1)%
Intersegment revenue	$4,198	$3,180	$—	$(7,378)	$—	$—
AOI	$168,890	$563,736	$298,670	$(26,081)	$(95,808)	$909,407

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
AOI	$716,231	$589,697	$1,083,621	$909,407
Acquisition expenses	(30,035)	24,829	522	38,140
Amortization of non-recoupable ticketing contract advances	21,161	21,234	45,241	41,597
Depreciation and amortization	137,729	136,514	270,323	251,699
Gain on sale of operating assets	(779)	(7,013)	(1,430)	(6,509)
Astroworld estimated loss contingencies	94,000	—	279,915	—
Stock-based compensation expense	28,336	27,762	59,738	55,333
Operating income	$465,819	$386,371	$429,312	$529,147

Contract Advances
At June 30, 2024 and December 31, 2023, we had ticketing contract advances of $122.0 million and $143.9 million, respectively, recorded in prepaid expenses and $122.0 million and $135.6 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At June 30, 2024, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.7 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 24%, 30%, 23% and 23% of this revenue in the remainder of 2024, 2025, 2026 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Concerts	$1,195,678	$1,133,662	$1,852,828	$1,815,042
Ticketing	60,513	61,641	115,323	96,241
Sponsorship & Advertising	40,188	57,247	86,674	107,927
	$1,296,379	$1,252,550	$2,054,825	$2,019,210

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

Executive Overview

For the third year in a row, our second quarter was a record for the Company with operating income and AOI both up 21% versus 2023. Compared to just five years ago, we have more than doubled our second quarter revenue, operating income and AOI results.
For the second quarter of 2024, our overall revenue increased by 7% to $6.0 billion on a reported basis as compared to the same period last year. On a constant currency basis, the growth was also 7%. The most significant growth came from our Concerts segment as a result of market expansion in the form of increased show count, fans, and onsite spend. Our operating income for the quarter increased by $79.4 million, or 21%, from $386.4 million in the second quarter of 2023 to $465.8 million in the second quarter of 2024 due to higher performance from all three of our major business segments, most notably our Concerts segment. The increase in operating income was $88 million, or 23%, at constant currency.
For the first six months of 2024, our consolidated revenue increased by $1.06 billion, or 12%, compared to the same period in 2023, from $8.76 billion to $9.82 billion. The increase was $1.1 billion, or 13%, on a constant currency basis. We had consolidated operating income of $429 million for the first six months of 2024, compared to $529 million for the first six months of 2023, a decrease of $100 million. Stronger operating performance in all three of our major business segments was offset by Astroworld estimated loss contingencies in our Concerts segment. Consolidated AOI for the first six months increased by $174 million, or 19%, compared to the same period in 2023, from $909 million to $1.1 billion. The increase was $193 million, or 21%, on a constant currency basis.
Based on our strong pipeline of arena, amphitheater and theater and club shows for the remainder of the year as well as ticket sales for 2024 shows pacing ahead of last year, we are optimistic for continued success in the remainder of the year even with reduced stadium activity relative to the prior year.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.

Our Concerts segment revenue for the quarter increased by $354 million, or 8%, from $4.6 billion in the second quarter of 2023 to $5.0 billion in the second quarter of 2024. The revenue growth was partially the result of more shows and fans in North America. The number of events for the second quarter of 2024 was approximately 14,700 compared to approximately 12,300 in the second quarter of 2023, an increase of 2,400 events or 20%. The number of fans for the quarter was 38.9 million compared to 37.1 million last year, for growth of 1.8 million fans or 5%. The increase in activity was largely in the United States, powered by fan count at our owned or operated venues, excluding festivals, was up 18% for the quarter. Following the trend from the first quarter of 2024, arena activity was also very strong, with double digit growth globally, most notably in the United States and Latin America. Some of the major acts touring in the second quarter included Olivia Rodrigo, Bad Bunny, Metallica and Noah Kahan. Our larger festivals in the quarter included EDC Vegas, Bottlerock and Download in the United Kingdom. With amphitheater show count up by over 25% and activity in our owned or operated venues increasing, onsite spend in our amphitheaters increased by nearly 40%. As a result, Concerts operating income for the quarter improved by $37.1 million compared to the same period in 2023, from $78.5 million to $115.6 million. Meanwhile, Concerts AOI for the quarter was $271 million compared to $168 million in the second quarter of 2023, for growth of $103 million or 61%. Operating income margins increased from 1.7% in the second quarter of 2023 to 2.3% in the second quarter of 2024 while AOI margin for the second quarter of 2024 was 5.4% compared to 3.6% last year. On a year-to-date basis, Concerts margins are out-pacing 2019 which was our previous record year for margins.
For the first six months of 2024, Concerts revenue grew $952 million compared to the same period in 2023, from $6.9 billion to $7.9 billion. For the first six months of 2024, our Concerts fan count was nearly 62 million compared to 56 million compared to the same period in 2023, an improvement of 6 million fans or 10%. Onsite spending at our United States amphitheater shows for the first six months of 2024 is pacing ahead of full-year 2023 and on-track to deliver $2 more per fan for the season, driven by higher food and beverage spending. For our larger festivals, the onsite spend growth has been even stronger. With roughly 40% of our festival events now played off, we have seen double-digit growth in per fan spend, driven largely by higher food and beverage and VIP sales. Concerts AOI for the first six months increased by $105 million, or 62%, compared to the same period in 2023, from $169 million to $274 million.
We operate the world’s leading ticketing software and marketplace, tailored to achieving the goals of content owners, venues and sports teams. We expect to drive conversion of ticket sales through development of innovative products that support selling tickets to fans. Our ticket marketplaces have reduced friction in the ticket purchase experience and created additional revenue opportunities.
Our Ticketing segment revenue for the quarter increased by $21 million, or 3%, from $709.3 million in the second quarter of 2023 to $730.7 million in the second quarter of 2024. We sold approximately 78 million fee-bearing tickets in the second quarter of 2024 compared to 79 million tickets in the same period of the prior year. Our revenue and ticket sales were flat despite the reduction in stadium sales, reflecting strong demand for arena and amphitheater shows. It was our fifth highest quarter ever in terms of ticket volume, both on a reported and transacted basis. Ticketing AOI for the quarter was $293 million, essentially even with last year.
For the first six months of 2024, our Ticketing segment revenue grew by $67 million compared to the same period in 2023, from $1.4 billion to $1.5 billion. Ticketing AOI for the first six months of 2024 increased by $13 million compared to the same period in 2022, from $564 million to $577 million. Through the end of June 2024, our fee-bearing ticket sales were 155 million tickets, 4 million ahead of 2023. We have signed clients with over 17 million net new tickets so far this year, of which two-thirds are in our international markets, which gives us confidence our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
We continue to grow our sponsorship and advertising partnerships and our clients are able to reach their customers via the powerful connection that live shows creates with ardent fans.
Our Sponsorship & Advertising segment revenue for the quarter increased by $9 million, or 3%, from $303 million in the second quarter of 2023 to $312 million in the second quarter of 2024. The improvement was largely due to strategic deals in the United States as well as the success of our international festivals. For the first six months of 2024, our sponsorship growth has been driven by our owned or operated venues and festival assets, re-emphasizing the importance of our venues footprint and expansion strategy. AOI for the quarter increased by $19.5 million, from $203.1 million in the second quarter of 2023 to $222.6 million in the second quarter of 2024. For the first six months of 2024, our Sponsorship & Advertising revenue grew $50.5 million compared to the same period in 2023, from $473.0 million to $523.5 million. Sponsorship & Advertising AOI for the first six months increased by $54 million compared to the same period in 2023, from $299 million to $353 million.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2024			2023
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$6,023,416	$28,482	$6,051,898	$5,630,723	7%	7%
Operating expenses:
Direct operating expenses	4,408,209			4,164,778	6%
Selling, general and administrative expenses	926,222			868,595	7%
Depreciation and amortization	137,729			136,514	1%
Gain on disposal of operating assets	(779)			(7,013)	89%
Corporate expenses	86,216			81,478	6%
Operating income	465,819	8,457	474,276	386,371	21%	23%
Operating margin	7.7%		7.8%	6.9%
Interest expense	79,970			81,995
Interest income	(44,425)			(56,452)
Equity in earnings of nonconsolidated affiliates	(5,376)			(5,558)
Other income, net	(20,742)			(6,599)
Income before income taxes	456,392			372,985
Income tax expense	80,164			41,648
Net income	376,228			331,337
Net income attributable to noncontrolling interests	78,258			37,655
Net income attributable to common stockholders of Live Nation	$297,970			$293,682
_______

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

Revenue
Revenue increased $392.7 million during the three months ended June 30, 2024 as compared to the same period of the prior year due to increased revenue in our Concerts segment of $353.7 million, Ticketing segment of $21.3 million and Sponsorship & Advertising segment of $9.4 million as further discussed within each segment’s operating results.
Operating income
Operating income increased $79.4 million during the three months ended June 30, 2024 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $37.1 million, Ticketing segment of $2.2 million and Sponsorship & Advertising segment of $28.8 million as further discussed within each segment’s operating results.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $40.6 million during the three months ended June 30, 2024 as compared to the same period of the prior year primarily due to higher operating results from certain concert businesses.

Consolidated Results of Operations
Six Months

	Six Months Ended June 30,				% Change
	2024			2023
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$9,822,945	$35,925	$9,858,870	$8,758,113	12%	13%
Operating expenses:
Direct operating expenses	7,054,666			6,280,367	12%
Selling, general and administrative expenses	1,907,781			1,558,916	22%
Depreciation and amortization	270,323			251,699	7%
Gain on disposal of operating assets	(1,430)			(6,509)	(78)%
Corporate expenses	162,293			144,493	12%
Operating income	429,312	21,359	450,671	529,147	(19)%	(15)%
Operating margin	4.4%		4.6%	6.0%
Interest expense	160,661			171,210
Loss on extinguishment of debt	—			18,366
Interest income	(87,682)			(96,765)
Equity in earnings of nonconsolidated affiliates	(5,460)			(9,665)
Other expense (income), net	(97,796)			4,984
Income before income taxes	459,589			441,017
Income tax expense	115,578			65,488
Net income	344,011			375,529
Net income attributable to noncontrolling interests	92,774			85,016
Net income attributable to common stockholders of Live Nation	$251,237			$290,513
____________

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

Revenue
Revenue increased $1.1 billion during the six months ended June 30, 2024 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $951.9 million, Ticketing segment of $66.8 million and Sponsorship & Advertising segment of $50.5 million as further discussed within each segment’s operating results.
Operating income
Operating income decreased $99.8 million during the six months ended June 30, 2024 as compared to the same period of the prior year primarily driven by decreased operating income in our Concerts segment of $175.1 million partially offset by increased operating income in our Ticketing segment of $11.8 million and Sponsorship & Advertising segment of $63.3 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the six months ended June 30, 2024, we had other income, net of $97.8 million which includes mark to market adjustments for certain investments in nonconsolidated affiliates of $88.8 million. For the six months ended June 30, 2023, we had other expense, net of $5.0 million which includes net foreign exchange rate losses of $29.8 million partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $26.5 million. The net foreign exchange rate losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.

Income tax expense
For the six months ended June 30, 2024, we had a net tax expense of $115.6 million on income before income taxes of $459.6 million compared to a net tax expense of $65.5 million on an income before income taxes of $441.0 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, the income tax expense consisted of $96.5 million related to foreign entities, $2.7 million related to United States federal taxes, and $16.4 million related to state and local income taxes. The net increase in tax expense of $50.1 million was primarily due to profits in certain non-United States jurisdictions.

Non-GAAP Measure

AOI
AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We also exclude from AOI the impact of estimated or realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, due to the significant and non-recurring nature of the matter. Ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI.
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
The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating income	$465,819	$386,371	$429,312	$529,147
Acquisition expenses	(30,035)	24,829	522	38,140
Amortization of non-recoupable ticketing contract advances	21,161	21,234	45,241	41,597
Depreciation and amortization	137,729	136,514	270,323	251,699
Gain on sale of operating assets	(779)	(7,013)	(1,430)	(6,509)
Astroworld estimated loss contingencies	94,000	—	279,915	—
Stock-based compensation expense	28,336	27,762	59,738	55,333
AOI	$716,231	$589,697	$1,083,621	$909,407

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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	9,990	8,111	17,167	14,420
International	4,688	4,130	8,714	7,726
Total estimated events	14,678	12,241	25,881	22,146
Estimated fans:
North America (2)	23,187	18,474	34,078	26,131
International	15,706	18,599	27,744	29,842
Total estimated fans	38,893	37,073	61,822	55,973
Ticketing (3)
Estimated number of fee-bearing tickets sold	78,470	78,879	155,048	151,145
Estimated number of non-fee-bearing tickets sold	75,125	71,236	153,557	144,436
Total estimated tickets sold	153,595	150,115	308,605	295,581
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenue	$4,987,039	$4,633,291	8%	$7,866,414	$6,914,503	14%
Direct operating expenses	4,114,715	3,884,238	6%	6,474,206	5,722,684	13%
Selling, general and administrative expenses	664,853	604,333	10%	1,391,693	1,060,878	31%
Depreciation and amortization	92,646	72,913	27%	183,009	143,441	28%
Gain on disposal of operating assets	(780)	(6,674)	(88)%	(1,492)	(6,559)	(77)%
Operating income (loss)	$115,605	$78,481	47%	$(181,002)	$(5,941)	*
Operating margin	2.3%	1.7%		(2.3)%	(0.1)%
AOI	$270,694	$168,058	61%	$273,766	$168,890	62%
AOI margin	5.4%	3.6%		3.5%	2.4%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $353.7 million during the three months ended June 30, 2024 as compared to the same period of the prior year primarily due to increased shows and fan growth across the United States. In particular, higher arena and amphitheater shows and fan count contributed to the increase in revenue. Concerts had incremental revenue of $90.4 million during the three months ended June 30, 2024 from acquisitions and new venues.
Operating results
Concerts AOI increased $102.6 million and operating income increased $37.1 million for the three months ended June 30, 2024 as compared to the same period of the prior year. The increase in AOI was primarily driven by increases in revenue discussed above partially offset by higher direct operating expenses to support increased shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses. The remaining change in operating income outside of AOI of $65.5 million is primarily associated with Astroworld estimated loss contingencies of $94.0 million and higher depreciation and amortization of $19.7 million related to capital expenditures incurred to support the increased operations partially offset by lower acquisition expense of $54.4 million for costs incurred related to contingent considerations changes.
Six Months
Revenue
Concerts revenue increased $951.9 million during the six months ended June 30, 2024 as compared to the same period of the prior year primarily due to increased shows and fan growth across the United States. In particular, higher arena and amphitheater shows and fan count contributed to the increase in revenue. Concerts had incremental revenue of $149.6 million during the six months ended June 30, 2024 from acquisitions and new venues.
Operating results
Concerts AOI increased $104.9 million during the six months ended June 30, 2024 as compared to the same period of the prior year primarily driven by an increase in revenues from the number of shows discussed above partially offset by increased direct operating expenses to support increased shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses. The remaining change in operating income outside of AOI of $279.9 million is primarily associated with Astroworld estimated loss contingencies of $279.9 million and higher depreciation and amortization of $39.6 million related to capital expenditures incurred to support the increased operations partially offset by lower acquisition expense of $50.1 million related to contingent considerations changes.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenue	$730,677	$709,342	3%	$1,453,855	$1,387,083	5%
Direct operating expenses	251,089	233,080	8%	504,923	471,237	7%
Selling, general and administrative expenses	214,375	210,400	2%	429,630	403,595	6%
Depreciation and amortization	24,409	27,623	(12)%	47,923	52,707	(9)%
Loss (gain) on disposal of operating assets	2	(340)	*	46	34	35%
Operating income	$240,802	$238,579	1%	$471,333	$459,510	3%
Operating margin	33.0%	33.6%		32.4%	33.1%
AOI	$292,533	$292,685	—%	$576,648	$563,736	2%
AOI margin	40.0%	41.3%		39.7%	40.6%
_______

*	Percentages are not meaningful.

Three Months
Revenue
Ticketing revenue increased $21.3 million, or 3%, during the three months ended June 30, 2024 as compared to the same period of the prior year due to higher arena and amphitheater sales which was partially offset by a reduction in stadium activity.
Operating results
The increase in revenue discussed above were partially offset by higher direct operating expenses to support the increased operations and enterprise growth resulting in a decrease in AOI of $0.2 million and operating income increase of $2.2 million during the three months ended June 30, 2024 as compared to the same period of the prior year.
Six Months
Revenue
Ticketing revenue increased $66.8 million during the six months ended June 30, 2024 as compared to the same period of the prior year. This increase is primarily due to higher sales volumes in international markets driven by more events on sale in 2024 as compared to 2023.
Operating results
Ticketing AOI increased $12.9 million and operating income increased $11.8 million during the six months ended June 30, 2024 as compared to the same period of the prior year primarily driven by increased ticketing activity discussed above. These increases were partially offset by higher direct operating expenses to support the increased operations and enterprise growth as well as higher selling, general and administrative expenses attributable to increased compensation expenses from increased headcount as compared to the prior year.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenue	$312,234	$302,859	3%	$523,511	$472,977	11%
Direct operating expenses	47,474	59,843	(21)%	93,011	100,510	(7)%
Selling, general and administrative expenses	44,397	42,235	5%	82,689	78,307	6%
Depreciation and amortization	17,342	26,521	(35)%	33,082	42,763	(23)%
Loss (Gain) on sale of operating assets	(1)	—	*	16	—	*
Operating income	$203,022	$174,260	17%	$314,713	$251,397	25%
Operating margin	65.0%	57.5%		60.1%	53.2%
AOI	$222,622	$203,139	10%	$352,597	$298,670	18%
AOI margin	71.3%	67.1%		67.4%	63.1%
_______

*	Percentages are not meaningful.

Three Months
Revenue
Sponsorship & Advertising revenue increased $9.4 million during the three months ended June 30, 2024 as compared to the same period of the prior year primarily driven by increased sponsorship activity from our United States and international festivals.
Operating results
Sponsorship & Advertising AOI increased $19.5 million and operating income increased $28.8 million for the three months ended June 30, 2024 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above and lower direct operating expenses due to reduced fulfillment costs.

Six Months
Revenue
Sponsorship & Advertising revenue increased $50.5 million during the six months ended June 30, 2024 as compared to the same period of the prior year primarily driven by increased sponsorship activity from our international festivals
Operating results
Sponsorship & Advertising AOI increased $53.9 million and operating income increased $63.3 million during the six months ended June 30, 2024 as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity revenues discussed above.

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
Our balance sheet reflects cash and cash equivalents of $6.4 billion at June 30, 2024 and $6.2 billion at December 31, 2023. Included in the June 30, 2024 and December 31, 2023 cash and cash equivalents balances are $1.3 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $3.1 billion in cash and cash equivalents, excluding client cash, at June 30, 2024. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.2 billion and $6.6 billion, respectively, at June 30, 2024 and December 31, 2023. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.6% at June 30, 2024, with approximately 93% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at June 30, 2024, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.1%.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $21.9 million, $1.28 billion was available for future borrowings from our revolving credit facility as of June 30, 2024.
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
During the six months ended June 30, 2024, we repaid $370 million of principal related to our revolving credit facility. No material gain or loss was recorded as a result of this repayment.
Debt Covenants
As of June 30, 2024, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2024.

Uses of Cash
Acquisitions
During the six months ended June 30, 2024, we completed various acquisitions that resulted in cash paid, net of cash acquired of $17.6 million.
Capital Expenditures
Venue and ticketing operations require ongoing investment in our existing venues and ticketing systems to address fan and artist expectations, technological industry advances and various federal, state and/or local regulations.
We categorize capital outlays between revenue generating capital expenditures and maintenance capital expenditures. Revenue generating capital expenditures are primarily focused on our global venue expansion strategy as we connect more artists to their global fan base and major renovations to buildings to enhance the fan experience and drive improvements in our hospitality efforts including onsite spending and premium experiences. In addition, in Ticketing, we continue to develop new ticketing tools and technology enhancements. Revenue generating capital expenditures can also include smaller projects whose purpose is to increase revenue and/or improve operating income. Maintenance capital expenditures are associated with the renewal and improvement of existing venues and technology systems, web development and administrative offices. Capital expenditures typically increase during periods when our venues are not in operation since that is the time that such improvements can be completed.
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Revenue generating	$258,764	$112,906
Maintenance	49,573	44,740
Total capital expenditures	$308,337	$157,646
Revenue generating capital expenditures during the first six months of 2024 increased from the same period of the prior year primarily due to enhancements at our theaters and amphitheaters in the United States as well as a stadium in South America.
We expect capital expenditures to be approximately $650 million for the year ending December 31, 2024 with approximately 75% of the capital expenditures on revenue generating projects.

Cash Flows

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$1,400,954	$1,646,849
Investing activities	$(434,405)	$(299,206)
Financing activities	$(642,976)	$73,514
Operating Activities
Cash provided by operating activities decreased $245.9 million for the six months ended June 30, 2024 as compared to the same period of the prior year primarily due to higher mark-to-market gains on certain investments in nonconsolidated affiliates, changes in the fair value of contingent consideration as well as changes in operating assets and liabilities from timing of events on sale, payments and receipts.

Investing Activities
Cash used in investing activities increased $135.2 million for the six months ended June 30, 2024 as compared to the prior year primarily due to higher purchases of property, plant and equipment in 2024 for revenue generating capital expenditures. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities was $643.0 million for the six months ended June 30, 2024 primarily due to the principal repayment of our revolving credit facility as compared to cash provided by financing activities of $73.5 million for the same period of the prior year primarily due to proceeds in 2023 from the issuance of our 3.125% convertible senior notes partially offset by the repurchase of our 2.5% convertible senior notes. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the three and six months ended June 30, 2024 and 2023. Our foreign operations reported an operating income of $306.3 million for the six months ended June 30, 2024. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2024 by $30.6 million. As of June 30, 2024, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. We also may enter into forward currency contracts to minimize the risks and/or costs associated with changes in foreign currency rates on forecasted operating income. At June 30, 2024, we had forward currency contracts outstanding with an aggregate notional amount of $242.6 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of June 30, 2024. Of the total amount, we had $5.8 billion of fixed-rate debt and $462.0 million of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2024, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2024 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2024.

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
Based on their evaluation as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2023 Annual Report on Form 10-K filed with the SEC on February 22, 2024, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. Except as set forth immediately below, we do not believe that there have been any material changes to the risk factors previously disclosed in our 2023 Annual Report on Form 10-K.
The U.S. Department of Justice and the attorneys general of certain states have sued us alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. An unfavorable outcome in this matter could adversely affect our business and operating results.
As described in Part I—Financial Information—Item 1.—Financial Statements—Note 6 – Commitments and Contingent Liabilities, under the caption “Department of Justice Complaint,” in May 2024 we were sued by state and federal authorities for alleged violations of various laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action, with various forms of relief requested for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, monetary damages, and other forms of relief. While this litigation is at its earliest states and we believe that we have substantial defenses in the matter, due to the nature of the allegations and the potential remedies being sought, an unfavorable outcome in this matter could have a material adverse impact on our business and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2024	62,063	$101.42
May 2024	65,018	$100.72
June 2024	2,029	$90.91
	129,110

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2024.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2024.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)