Form 10-Q
period 2024-09-30
Live Nation Entertainment, Inc.
filed 2024-11-12
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
On November 5, 2024, there were 232,353,685 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 1,754,415 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

(1)    Prior period financial statements were restated as further discussed in Part I — Financial Information—Item 1.—Financial Statements—Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2024	December 31, 2023 As Revised
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$5,489,919	$6,231,866
Accounts receivable, less allowance of $87,122 and $82,350, respectively	2,693,998	2,024,649
Prepaid expenses	1,446,397	1,147,581
Restricted cash	10,884	7,090
Other current assets	133,956	122,163
Total current assets	9,775,154	9,533,349
Property, plant and equipment, net	2,375,868	2,101,463
Operating lease assets	1,642,298	1,606,389
Intangible assets
Definite-lived intangible assets, net	1,047,987	1,161,621
Indefinite-lived intangible assets, net	380,458	377,349
Goodwill	2,670,008	2,691,466
Long-term advances	577,229	623,154
Other long-term assets	1,278,068	934,849
Total assets	$19,747,070	$19,029,640
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$2,081,034	$1,866,864
Accounts payable	294,765	267,493
Accrued expenses	3,454,183	3,030,812
Deferred revenue	3,034,514	3,398,028
Current portion of long-term debt, net	582,088	1,134,386
Current portion of operating lease liabilities	167,035	158,421
Other current liabilities	66,959	128,430
Total current liabilities	9,680,578	9,984,434
Long-term debt, net	5,672,804	5,459,026
Long-term operating lease liabilities	1,766,897	1,686,091
Other long-term liabilities	673,141	488,159
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,023,907	859,930
Stockholders' equity
Common stock	2,310	2,298
Additional paid-in capital	2,214,938	2,367,918
Accumulated deficit	(1,747,806)	(2,443,106)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	(174,611)	27,450
Total Live Nation stockholders' equity	287,966	(52,305)
Noncontrolling interests	641,777	604,305
Total equity	929,743	552,000
Total liabilities and equity	$19,747,070	$19,029,640
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		As Revised		As Revised
	(in thousands except share and per share data)
Revenue	$7,651,087	$8,154,563	$17,474,032	$16,907,636
Operating expenses:
Direct operating expenses	5,780,188	6,297,883	12,839,737	12,589,606
Selling, general and administrative expenses	1,005,418	974,150	2,913,199	2,533,066
Depreciation and amortization	137,001	130,653	407,324	382,352
Gain on disposal of operating assets	(3,968)	(1,583)	(5,398)	(8,092)
Corporate expenses	92,923	99,802	255,216	244,295
Operating income	639,525	653,658	1,063,954	1,166,409
Interest expense	87,961	86,215	248,622	257,425
Loss on extinguishment of debt	—	—	—	18,366
Interest income	(36,067)	(78,107)	(123,749)	(174,872)
Equity in losses (earnings) of nonconsolidated affiliates	13,987	(5,382)	8,527	(15,047)
Other expense (income), net	(12,268)	19,251	(110,064)	24,235
Income before income taxes	585,912	631,681	1,040,618	1,056,302
Income tax expense	70,229	50,269	191,412	127,070
Net income	515,683	581,412	849,206	929,232
Net income attributable to noncontrolling interests	63,878	59,932	153,906	139,405
Net income attributable to common stockholders of Live Nation	$451,805	$521,480	$695,300	$789,827

Basic net income per common share available to common stockholders of Live Nation	$1.72	$2.01	$2.21	$2.70
Diluted net income per common share available to common stockholders of Live Nation	$1.66	$1.93	$2.18	$2.66

Weighted average common shares outstanding:
Basic	230,374,307	228,787,263	229,923,989	228,497,712
Diluted	245,319,968	244,163,678	235,928,752	235,146,395

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$451,805	$521,480	$695,300	$789,827
Accretion of redeemable noncontrolling interests	(54,536)	(60,882)	(186,970)	(172,436)
Net income available to common stockholders of Live Nation—basic	$397,269	$460,598	$508,330	$617,391
Convertible debt interest, net of tax	10,790	10,877	6,971	7,835
Net income available to common stockholders of Live Nation—diluted	$408,059	$471,475	$515,301	$625,226

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		As Revised		As Revised
	(in thousands)
Net income	$515,683	$581,412	$849,206	$929,232
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	(8,062)	6,293	3,320	14,002
Realized gain on cash flow hedge	(4,878)	(4,632)	(14,370)	(12,436)
Foreign currency translation adjustments	(38,915)	(48,672)	(191,011)	100,752
Comprehensive income	463,828	534,401	647,145	1,031,550
Comprehensive income attributable to noncontrolling interests	63,878	59,932	153,906	139,405
Comprehensive income attributable to common stockholders of Live Nation	$399,950	$474,469	$493,239	$892,145

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Revised Balances at June 30, 2024	230,711,943	$2,307	$2,240,759	$(2,199,611)	$(6,865)	$(122,756)	$594,240	$508,074	$970,574
Non-cash and stock-based compensation	—	—	23,829	—	—	—	—	23,829	—
Common stock issued under stock plans, net of shares withheld for employee taxes	30,770	—	(2,322)	—	—	—	—	(2,322)	—
Exercise of stock options	250,641	3	6,520	—	—	—	—	6,523	—
Acquisitions	—	—	—	—	—	—	17,216	17,216	9,606
Purchases of noncontrolling interests	—	—	(363)	—	—	—	—	(363)	(21,283)
Redeemable noncontrolling interests fair value adjustments	—	—	(53,485)	—	—	—	—	(53,485)	53,549
Contributions received	—	—	—	—	—	—	3,000	3,000	(28)
Cash distributions	—	—	—	—	—	—	(21,827)	(21,827)	(6,099)
Other	—	—	—	—	—	—	4,420	4,420	(1,562)
Comprehensive income (loss):
Net income	—	—	—	451,805	—	—	44,728	496,533	19,150
Unrealized loss on cash flow hedge	—	—	—	—	—	(8,062)	—	(8,062)	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,878)	—	(4,878)	—
Foreign currency translation adjustments	—	—	—	—	—	(38,915)	—	(38,915)	—
Balances at September 30, 2024	230,993,354	$2,310	$2,214,938	$(1,747,806)	$(6,865)	$(174,611)	$641,777	$929,743	$1,023,907

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Revised Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,443,106)	$(6,865)	$27,450	$604,305	$552,000	$859,930
Non-cash and stock-based compensation	—	—	86,969	—	—	—	—	86,969	—
Common stock issued under stock plans, net of shares withheld for employee taxes	530,107	5	(40,878)	—	—	—	—	(40,873)	—
Exercise of stock options	678,006	7	19,335	—	—	—	—	19,342	—
Acquisitions	—	—	—	—	—	—	54,594	54,594	45,378
Purchases of noncontrolling interests	—	—	(29,692)	—	—	—	(15,264)	(44,956)	(32,296)
Redeemable noncontrolling interests fair value adjustments	—	—	(188,714)	—	—	—	—	(188,714)	189,366
Contributions received	—	—	—	—	—	—	3,000	3,000	—
Cash distributions	—	—		—	—	—	(126,054)	(126,054)	(73,780)
Other	—	—	—	—	—	—	5,182	5,182	(2,583)
Comprehensive income (loss):
Net income	—	—	—	695,300	—	—	116,014	811,314	37,892
Unrealized gain on cash flow hedge	—	—	—	—	—	3,320	—	3,320	—
Realized gain on cash flow hedge	—	—	—	—	—	(14,370)	—	(14,370)	—
Foreign currency translation adjustments	—	—	—	—	—	(191,011)	—	(191,011)	—
Balances at September 30, 2024	230,993,354	$2,310	$2,214,938	$(1,747,806)	$(6,865)	$(174,611)	$641,777	$929,743	$1,023,907

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
As Revised

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2023	229,084,194	$2,291	$2,438,660	$(2,731,652)	$(6,865)	$59,253	$558,806	$320,493	$738,329
Non-cash and stock-based compensation	58	—	26,537	—	—	—	—	26,537	—
Common stock issued under stock plans, net of shares withheld for employee taxes	11,905	—	(537)	—	—	—	—	(537)	—
Exercise of stock options	161,225	2	3,342	—	—	—	—	3,344	—
Acquisitions	—	—	—	—	—	—	49,387	49,387	20,411
Purchases of noncontrolling interests	—	—	3,927	—	—	—	—	3,927	(5,498)
Redeemable noncontrolling interests fair value adjustments	—	—	(60,627)	—	—	—	—	(60,627)	60,627
Contributions received	—	—	—	—	—	—	772	772	—
Cash distributions	—	—	—	—	—	—	(13,489)	(13,489)	(2,691)
Other	—	—	—	—	—	—	2,164	2,164	(2,208)
Comprehensive income (loss):
Net income	—	—	—	521,480	—	—	45,578	567,058	14,354
Unrealized gain on cash flow hedge	—	—	—	—	—	6,293	—	6,293	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,632)	—	(4,632)	—
Foreign currency translation adjustments	—	—	—	—	—	(48,672)	—	(48,672)	—
Balances at September 30, 2023	229,257,382	$2,293	$2,411,302	$(2,210,172)	$(6,865)	$12,242	$643,218	$852,018	$823,324

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)
As Revised

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,999,999)	$(6,865)	$(90,076)	$461,366	$65,027	$660,119
Non-cash and stock-based compensation	58	—	81,871	—	—	—	—	81,871	—
Common stock issued under stock plans, net of shares withheld for employee taxes	229,406	2	(9,003)	—	—	—	—	(9,001)	—
Exercise of stock options	373,066	4	8,339	—	—	—	—	8,343	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	116,630	116,630	46,707
Purchases of noncontrolling interests	—	—	(93,721)	—	—	—	(27,090)	(120,811)	(4,839)
Redeemable noncontrolling interests fair value adjustments	—	—	(171,673)	—	—	—	—	(171,673)	171,673
Contributions received	—	—	—	—	—	—	15,403	15,403	85
Cash distributions	—	—		—	—	—	(88,182)	(88,182)	(65,607)
Other	—	—	—	—	—	—	56,484	56,484	(15,612)
Comprehensive income (loss):
Net income	—	—	—	789,827	—	—	108,607	898,434	30,798
Unrealized gain on cash flow hedge	—	—	—	—	—	14,002	—	14,002	—
Realized gain on cash flow hedge	—	—	—	—	—	(12,436)	—	(12,436)	—
Foreign currency translation adjustments	—	—	—	—	—	100,752	—	100,752	—
Balances at September 30, 2023	229,257,382	$2,293	$2,411,302	$(2,210,172)	$(6,865)	$12,242	$643,218	$852,018	$823,324

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
		As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$849,206	$929,232
Reconciling items:
Depreciation	221,841	193,654
Amortization of definite-lived intangibles and indefinite-lived intangibles impairment loss	185,483	188,698
Amortization of non-recoupable ticketing contract advances	62,237	58,518
Deferred income tax benefit	(14,059)	(10,419)
Amortization of debt issuance costs and discounts	13,168	13,707
Loss on extinguishment of debt	—	18,366
Stock-based compensation expense	85,450	85,905
Unrealized changes in fair value of contingent consideration	(22,453)	42,092
Equity in losses of nonconsolidated affiliates, net of distributions	20,586	7,013
Provision for uncollectible accounts receivable	(1,101)	35,707
Gain on mark-to-market of investments in nonconsolidated affiliates	(100,048)	(46,720)
Other, net	(11,618)	(12,249)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(565,093)	(1,030,453)
Increase in prepaid expenses and other assets	(341,941)	(479,434)
Increase in accounts payable, accrued expenses and other liabilities	586,960	903,597
Decrease in deferred revenue	(288,566)	(142,593)
Net cash provided by operating activities	680,052	754,621
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(92,895)	(129,532)
Collections of notes receivable	22,789	9,550
Investments made in nonconsolidated affiliates	(34,479)	(45,439)
Purchases of property, plant and equipment	(491,750)	(304,882)
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	(49,456)	29,151
Purchases of intangible assets	(8,390)	(36,653)
Other, net	11,383	13,841
Net cash used in investing activities	(642,798)	(463,964)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	2,038	988,310
Payments on long-term debt	(384,567)	(625,659)
Contributions from noncontrolling interests	3,000	15,488
Distributions to noncontrolling interests	(199,834)	(153,789)
Purchases of noncontrolling interests, net	(69,935)	(89,819)
Payments for capped call transactions	—	(75,500)
Proceeds from exercise of stock options	19,342	8,343
Taxes paid for net share settlement of equity awards	(40,873)	(9,001)
Payments for deferred and contingent consideration	(21,581)	(13,690)
Other, net	(50)	249
Net cash provided by (used in) financing activities	(692,460)	44,932
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(82,947)	(421)
Net increase (decrease) in cash, cash equivalents and restricted cash	(738,153)	335,168
Cash, cash equivalents and restricted cash at beginning of period	6,238,956	5,620,194
Cash, cash equivalents and restricted cash at end of period	$5,500,803	$5,955,362
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
As of September 30, 2024 and December 31, 2023, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $855 million and $940 million of assets and $580 million and $592 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Included in the September 30, 2024 and December 31, 2023 cash and cash equivalents balance is $1.6 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.

Income Taxes
Each reporting period, we evaluate the realizability of our deferred tax assets in each tax jurisdiction. As of September 30, 2024, we continued to maintain a full valuation allowance against our net deferred tax assets in certain jurisdictions, including the United States, due to cumulative pre-tax losses. As a result of the valuation allowances, no tax benefits have been recognized for any losses incurred in those tax jurisdictions for the first nine months of 2024.
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
In November 2023, the FASB issued Accounting Standards Update 2023-07, which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss. This guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting this guidance.

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
Property, plant and equipment, net, consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Land, buildings and improvements	$2,243,158	$2,043,595
Computer equipment and capitalized software	926,193	888,065
Furniture and other equipment	744,635	646,966
Construction in progress	399,353	317,028
Property, plant and equipment, gross	4,313,339	3,895,654
Less: accumulated depreciation	1,937,471	1,794,191
Property, plant and equipment, net	$2,375,868	$2,101,463
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2024:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and Other (1)	Total
	(in thousands)
Balance as of December 31, 2023:
Gross carrying amount	$925,257	$583,436	$226,788	$183,493	$20,220	$1,939,194
Accumulated amortization	(336,625)	(251,649)	(79,218)	(104,036)	(6,045)	(777,573)
Net	588,632	331,787	147,570	79,457	14,175	1,161,621
Gross carrying amount:
Acquisitions and additions—current year	68,453	48,937	1,256	3,000	7,939	129,585
Acquisitions and additions—prior year	826	4,066	453	(2)	—	5,343
Foreign exchange	(58,063)	(16,985)	(2,191)	(8,810)	(94)	(86,143)
Other (2)	(15,575)	(20,132)	(23,930)	(3,213)	(823)	(63,673)
Net change	(4,359)	15,886	(24,412)	(9,025)	7,022	(14,888)
Accumulated amortization:
Amortization	(82,677)	(64,266)	(17,887)	(13,585)	(6,535)	(184,950)
Foreign exchange	15,438	4,612	107	2,521	(12)	22,666
Other (2)	15,575	20,132	24,032	2,863	936	63,538
Net change	(51,664)	(39,522)	6,252	(8,201)	(5,611)	(98,746)
Balance as of September 30, 2024:
Gross carrying amount	920,898	599,322	202,376	174,468	27,242	1,924,306
Accumulated amortization	(388,289)	(291,171)	(72,966)	(112,237)	(11,656)	(876,319)
Net	$532,609	$308,151	$129,410	$62,231	$15,586	$1,047,987

(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a festival promotion business, an artist management business and a concert promotion company, all located in the United States.
The 2024 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted- Average Life (years)
Revenue-generating contracts	9
Client/vendor relationships	5
Trademarks and naming rights	10
Venue management	3
Technology	3
All categories	7
Amortization of definite-lived intangible assets for the three months ended September 30, 2024 and 2023 was $61.3 million and $63.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 was $185.0 million and $176.1 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2023:
Goodwill	$1,439,579	$1,012,530	$674,720	$3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,004,216	1,012,530	674,720	2,691,466

Acquisitions—current year	25,797	507	1,015	27,319
Acquisitions—prior year	4,136	—	—	4,136
Foreign exchange	911	(31,056)	(22,768)	(52,913)

Balance as of September 30, 2024:
Goodwill	1,470,423	981,981	652,967	3,105,371
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,035,060	$981,981	$652,967	$2,670,008
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of a festival promotion business, an artist management business and a concert promotion company, all located in the United States.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At September 30, 2024 and December 31, 2023, we had investments in nonconsolidated affiliates of $514.9 million and $447.5 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease expense	$64,543	$63,954	$197,051	$206,282
Variable and short-term lease expense	74,936	85,148	148,848	157,453
Sublease income	(1,447)	(1,865)	(4,560)	(6,477)
Net lease expense	$138,032	$147,237	$341,339	$357,258
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
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$212,983	$195,945
Lease assets obtained in exchange for lease obligations, net of terminations	$200,039	$148,960
As of September 30, 2024, we have additional operating leases that have not yet commenced, with total lease payments of $207.0 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2024 to June 2030 with lease terms ranging from 3 to 28 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$830,348	$836,903
Revolving credit facility	—	370,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	575,000	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	400,000	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
Other debt	538,824	511,210
Total principal amount	6,294,172	6,643,113
Less: unamortized discounts and debt issuance costs	(39,280)	(49,701)
Total debt, net of unamortized discounts and debt issuance costs	6,254,892	6,593,412
Less: current portion	582,088	1,134,386
Total long-term debt, net	$5,672,804	$5,459,026

Future maturities of debt at September 30, 2024 are as follows:

(in thousands)
Remainder of 2024	$550,365
2025	56,977
2026	1,398,179
2027	2,153,854
2028	2,091,490
Thereafter	43,307
Total	$6,294,172
All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Other Debt
As of September 30, 2024, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue in the United States during the first quarter of 2023 and $129.2 million for a Euro-denominated note due in 2024 related to a venue located in Europe.
Subsequent Event
On October 31, 2024, we drew down $585 million from our senior secured revolving credit facility, and on November 1, 2024, we used these funds to repay the $575 million principal amount plus accrued interest on our 4.875% senior notes. As a result of this drawdown, the 4.875% senior notes were classified as long-term debt as of September 30, 2024 due to utilizing our revolving credit facility for the payment which has a maturity date in 2029, as amended below.
On November 5, 2024, we amended our senior secured credit facility and entered into Amendment No. 12 (the “Amendment”) to our Credit Agreement, dated as of May 6, 2010 (as amended, restated, supplemented or modified prior to Amendment No. 12, the “Credit Agreement” and as amended by Amendment No. 12, the “Amended Credit Agreement”). The Amendment added a venue expansion revolving credit facility of $400 million, which resulted in a total available borrowing capacity of $1.7 billion.
The Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the Amended Credit Agreement) that ranges from 6.75x to 5.25x, with the first step down of 0.50x occurring on March 31, 2026 and additional step downs of 0.50x occurring annually thereafter.
The new revolving credit facility matures on November 5, 2029, provided, that if (x) any of the term B loans, the Company’s 2027 senior secured notes, or the Company’s 2027 senior unsecured notes remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500.0 million and (y) the Company’s consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500.0 million, then the maturity date of the new revolving credit facility will instead be such date.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis, which are classified on the consolidated balance sheets as cash and cash equivalents.

	Estimated Fair Value
	September 30, 2024			December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Cash equivalents	$597,215	$—	$597,215	$580,126	$—	$580,126
Interest rate swaps	$—	$23,109	$23,109	$—	$39,232	$39,232

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2024	December 31, 2023
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,224,780	$1,222,608
3.75% Senior Secured Notes due 2028	$481,570	$469,515
4.875% Senior Notes due 2024	$574,402	$570,412
5.625% Senior Notes due 2026	$299,790	$297,606
4.75% Senior Notes due 2027	$937,432	$913,653
2.0% Convertible Senior Notes due 2025	$435,424	$423,668
3.125% Convertible Senior Notes due 2029	$1,230,620	$1,136,160
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
For the nine months ended September 30, 2024, we recorded a gain related to an investment in a nonconsolidated affiliate of $31.8 million, as well as, a gain related to a warrant in a nonconsolidated affiliate of $38.5 million, as a component of other income, net. To calculate the gain on the investment, we remeasured the investment to fair value of $142.2 million using an observable price from orderly transactions for a similar investment of the same issuer. We remeasured the warrant to fair value of $62.2 million using an option pricing model.
For the nine months ended September 30, 2024, we also recorded a gain related to an investment in a nonconsolidated affiliate of $24.4 million, as a component of other income, net. The gain was related to the acquisition of a controlling interest in a concert business, which was previously accounted for as an equity-method investment. To calculate the gain, we remeasured the investment to fair value of $35.9 million using the income approach method.
The key inputs in these fair value measurements include a future cash flow projection, including revenue, profit margins, and adjustment related to discount for lack of marketability. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
For the nine months ended September 30, 2023, there were no significant non-recurring fair value measurements.

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
During the nine months ended September 30, 2024, all remaining wrongful death lawsuits were settled, and we began settlement discussions in earnest with certain remaining parties with injury claims. As a result, we have recognized $280 million for the nine months ended September 30, 2024 within selling, general and administrative expenses for the estimated probable losses in excess of our expected insurance recoveries. The amounts recorded as of September 30, 2024 represent our best estimate of the ultimate loss associated with all remaining lawsuits and claims.
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
The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. The Company filed a motion to dismiss certain claims in the Amended Complaint in September 2024.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit subsequently affirmed the District Court’s ruling in October 2024. The Company believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.
Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. While these lawsuits are at their initial stages, the Company believes it has substantial defenses to the claims alleged therein and will vigorously defend itself.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2024:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2023	$29,350	$(1,900)	$27,450
Other comprehensive income (loss) before reclassifications	3,320	(191,011)	(187,691)
Amount reclassified from AOCI	(14,370)	—	(14,370)
Net other comprehensive loss	(11,050)	(191,011)	(202,061)
Balance at September 30, 2024	$18,300	$(192,911)	$(174,611)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares—basic	230,374,307	228,787,263	229,923,989	228,497,712
Effect of dilutive securities:
Stock options and restricted stock	1,941,001	2,371,755	2,226,003	2,252,391
Convertible senior notes	13,004,660	13,004,660	3,778,760	4,396,292
Weighted average common shares—diluted	245,319,968	244,163,678	235,928,752	235,146,395
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase shares of common stock	—	3,750	3,750	3,750
Restricted stock and deferred stock—unvested	2,147,167	2,361,832	2,162,662	2,430,242
Conversion shares related to the convertible senior notes	—	—	9,225,900	8,921,749
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	2,147,167	2,365,582	11,392,312	11,355,741

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
The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2024 and 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2024
Revenue	$6,580,595	$693,704	$390,345	$(13,557)	$—	$7,651,087
% of Consolidated Revenue	86.0%	9.1%	5.1%	(0.2)%
Intersegment revenue	$7,268	$6,289	$—	$(13,557)	$—	$—
AOI	$474,053	$235,704	$275,329	$(7,073)	$(68,182)	$909,831
Three Months Ended September 30, 2023
Revenue (1)	$6,971,830	$837,624	$366,822	$(21,713)	$—	$8,154,563
% of Consolidated Revenue	85.5%	10.3%	4.5%	(0.3)%
Intersegment revenue	$5,698	$9,501	$—	$(15,199)	$—	$—
AOI (2)	$340,904	$351,574	$250,265	$(6,818)	$(64,736)	$871,189
Nine Months Ended September 30, 2024
Revenue	$14,447,009	$2,147,559	$913,856	$(34,392)	$—	$17,474,032
% of Consolidated Revenue	82.7%	12.3%	5.2%	(0.2)%
Intersegment revenue	$19,671	$14,546	$175	$(34,392)	$—	$—
AOI	$742,936	$812,352	$627,926	$(22,453)	$(172,192)	$1,988,569
Nine Months Ended September 30, 2023
Revenue (1)	$13,886,333	$2,219,667	$839,799	$(38,163)	$—	$16,907,636
% of Consolidated Revenue	82.1%	13.1%	5.0%	(0.2)%
Intersegment revenue	$9,896	$12,681	$—	$(22,577)	$—	$—
AOI (2)	$504,694	$904,014	$548,935	$(32,899)	$(160,544)	$1,764,200
(1) Prior period revenue was restated as further discussed in Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the three and nine months ended September 30, 2023, the restatement decreased our Concerts segment revenue by $2.5 million and $2.5 million, respectively. For the three months ended September 30, 2023, the restatement increased our Ticketing segment revenue by $5.0 million.
(2) Prior period AOI was restated as further discussed in Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the nine months ended September 30, 2023, the restatement decreased our Concerts segment AOI by $5.1 million. For the three and nine months ended September 30, 2023, the restatement increased our Ticketing segment AOI by $35.1 million and $23.8 million, respectively.

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
AOI (1)	$909,831	$871,189	$1,988,569	$1,764,200
Acquisition expenses	94,565	40,968	95,087	79,108
Amortization of non-recoupable ticketing contract advances	16,996	16,921	62,237	58,518
Depreciation and amortization	137,001	130,653	407,324	382,352
Gain on sale of operating assets	(3,968)	(1,583)	(5,398)	(8,092)
Astroworld estimated loss contingencies	—	—	279,915	—
Stock-based compensation expense	25,712	30,572	85,450	85,905
Operating income (1)	$639,525	$653,658	$1,063,954	$1,166,409
(1) For the three and nine months ended September 30, 2023, the restatement increased our AOI and operating income by $35.1 million and $18.7 million, respectively. See further discussion in Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements.
Contract Advances
At September 30, 2024 and December 31, 2023, we had ticketing contract advances of $185.6 million and $143.9 million, respectively, recorded in prepaid expenses and $125.1 million and $135.6 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At September 30, 2024, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 11%, 36%, 27% and 26% of this revenue in the remainder of 2024, 2025, 2026 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Concerts	$1,032,868	$814,504	$2,885,696	$2,629,546
Ticketing	50,140	37,124	165,463	133,365
Sponsorship & Advertising	6,626	17,432	93,300	125,359
	$1,089,634	$869,060	$3,144,459	$2,888,270

NOTE 9—CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS
In calculating our income taxes for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements for the three and nine months ended September 30, 2023 related to the measurement of income tax expense for certain foreign subsidiaries statutory earnings.
We assessed the materiality of these errors, using both quantitative and qualitative factors, in accordance with the SEC Staff Accounting Bulletin (“SAB”) No. 99 “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” codified in ASC 250 “Accounting Changes and Error Corrections” and concluded these errors (including when aggregated with other errors discussed below) were immaterial to all of the previously issued consolidated financial statements but, if corrected in the current year, would be material to the current year. Under ASC 250, such prior‑year misstatements which, if corrected in the current year would be material to the current year, must be corrected by adjusting the prior‑year financial statements. Correcting prior‑year financial statements for such immaterial errors does not require previously filed reports to be amended.
In addition to the errors related to the income tax provision as noted above, we recorded other errors to correct prior periods as presented below. These errors were not previously recorded, as we concluded that they were immaterial individually and in aggregate to our previously issued consolidated financial statements.
The effects of the error corrections on our consolidated statements of operations, comprehensive income (loss), cash flows and balance sheets are presented in the tables below.
The condensed consolidated statements of stockholders’ equity for the three and nine months ended September 30, 2023 have also been revised to reflect the impacts to net earnings and redeemable noncontrolling interests.
The following table presents the impact of correcting the errors on the affected line items of our consolidated balance sheet as of December 31, 2023:

	December 31, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Accounts receivable	$2,069,054	$(44,405)	$2,024,649
Total current assets	9,577,754	(44,405)	9,533,349
Total assets	19,074,045	(44,405)	19,029,640
Accrued expenses	3,006,281	24,531	3,030,812
Total current liabilities	9,959,903	24,531	9,984,434
Redeemable noncontrolling interests	893,709	(33,779)	859,930
Total Live Nation stockholders' equity	(17,148)	(35,157)	(52,305)
Total equity	587,157	(35,157)	552,000
Total liabilities and equity	19,074,045	(44,405)	19,029,640

The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of operations for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
	(in thousands except per share data)
Revenue	$8,152,019	$2,544	$8,154,563
Direct operating expenses	6,330,465	(32,582)	6,297,883
Operating income	618,532	35,126	653,658
Income before income taxes	596,555	35,126	631,681
Income tax expense	55,874	(5,605)	50,269
Net income	540,681	40,731	581,412
Net income attributable to noncontrolling interests	57,186	2,746	59,932
Net income attributable to common stockholders of Live Nation	483,495	37,985	521,480
Basic net income per common share available to common stockholders of Live Nation	1.85	0.16	2.01
Diluted net income per common share available to common stockholders of Live Nation	1.78	0.15	1.93
The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of comprehensive income (loss) for the three months ended September 30, 2023:

	Three Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$540,681	$40,731	$581,412
Comprehensive income	493,670	40,731	534,401
Comprehensive income attributable to noncontrolling interests	57,186	2,746	$59,932
Comprehensive income attributable to common stockholders of Live Nation	436,484	37,985	474,469
The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of operations for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
	(in thousands except per share data)
Revenue	$16,910,132	$(2,496)	$16,907,636
Direct operating expenses	12,610,832	(21,226)	12,589,606
Operating income	1,147,679	18,730	1,166,409
Income before income taxes	1,037,572	18,730	1,056,302
Income tax expense	121,362	5,708	127,070
Net income	916,210	13,022	929,232
Net income attributable to noncontrolling interests	142,202	(2,797)	139,405
Net income attributable to common stockholders of Live Nation	774,008	15,819	789,827
Basic net income per common share available to common stockholders of Live Nation	2.63	0.07	2.70
Diluted net income per common share available to common stockholders of Live Nation	2.59	0.07	2.66

The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of comprehensive income (loss) for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$916,210	$13,022	$929,232
Comprehensive income	1,018,528	13,022	1,031,550
Comprehensive income attributable to noncontrolling interests	142,202	(2,797)	139,405
Comprehensive income attributable to common stockholders of Live Nation	876,326	15,819	892,145
The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of cash flow for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$916,210	$13,022	$929,232
Increase in accounts receivable	(1,014,739)	(15,714)	(1,030,453)
Increase in accounts payable, accrued expenses and other liabilities	916,619	(13,022)	903,597
Decrease in deferred revenue	(150,487)	7,894	(142,593)
Net cash provided by operating activities	762,441	(7,820)	754,621
Net increase in cash, cash equivalents and restricted cash	342,988	(7,820)	335,168
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	7,820	5,620,194

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

Executive Overview

For the third quarter of 2024, the Company’s operating income decreased by 2% and AOI was up 4% versus 2023. Revenues for the third quarter decreased by 6% to $7.7 billion on both a reported and constant currency basis as compared to the same period last year, due to the reduction in stadium show volume this year. Our operating income for the quarter decreased by $14 million, or 2%, from $654 million in the third quarter of 2023 to $640 million in the third quarter of 2024 due to our Ticketing segment from the reduction in stadium show volume partially offset by improved performance from our Concerts and Sponsorship business segments. The decrease in operating income was $10 million, or 2%, at constant currency.
For the first nine months of 2024, our consolidated revenue increased by $566 million, or 3%, compared to the same period in 2023, from $16.9 billion to $17.5 billion. The increase was $651 million, or 4%, on a constant currency basis. We had consolidated operating income of $1.1 billion for the first nine months of 2024, a decrease of $102 million compared to the first nine months of 2023. Despite stronger operating performance in our Concerts and Sponsorship segments, these positive results were negatively impacted by the Astroworld estimated loss contingencies as well as reduced revenue in our Ticketing segment. Consolidated AOI for the first nine months increased by $224 million, or 13%, compared to the same period in 2023, from $1.8 billion to $2.0 billion. The increase was $250 million, or 14%, on a constant currency basis.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter decreased by $391 million, or 6%, from $7.0 billion in the third quarter of 2023 to $6.6 billion in the third quarter of 2024. The revenue reduction was the result of fewer stadium shows and fans this quarter. The total number of events for the third quarter of 2024 was approximately 12,800 compared to 12,100 in the third quarter of 2023, an increase of 700 events or 6%. The number of fans for the quarter was 50 million compared to 52 million last year, a reduction of 2 million fans or 4%. The decrease in activity largely resulted from the aforementioned change in stadium activity partially offset by more fans attending arena shows as well as theaters and clubs. We saw double digit arena fan growth globally this quarter, most notably in the United States. Some of the major acts touring in the third quarter of 2024 included Bruno Mars, Pink, Green Day, and Adele. Our larger festivals in the quarter included Rock in Rio, Lollapalooza Chicago, Rock Werchter in Belgium and Reading and Leads in the United Kingdom. Meanwhile, Concerts AOI for the quarter was $474 million compared to $341 million in the third quarter of 2023, for growth of $133 million or 39%. Operating income margins increased from 3.2% in the third quarter of 2023 to 4.5% in the third quarter of 2024 while AOI margin for the third quarter of 2024 was 7.2% compared to 4.9% last year.
For the first nine months of 2024, Concerts revenue grew $561 million compared to the same period in 2023, from $13.9 billion to $14.4 billion. For the first nine months of 2024, our Concerts fan count was nearly 112 million compared to 108 million for the same period in 2023, an increase of nearly 4 million fans or 3%. Fan growth has been driven by more activity in arenas, our owned and operated amphitheaters as well as more theater and club content. Onsite spending per fan at our United States amphitheater shows for same-store artists (those artists performing at least three amphitheater shows in either 2022 or 2023 compared to 2024) during the first nine months of 2024 is pacing ahead of full-year 2023 by 9%, driven by higher food and beverage and upsell spending. For our larger festivals, the onsite spend growth has continued as well. With roughly 85% of our festival events now played off, we have seen double-digit growth in per fan spend, driven largely by higher food and beverage and VIP sales. Concerts AOI for the first nine months increased by $238 million, or 47%, compared to the same period in 2023, from $505 million to $743 million. Operating income margins decreased from 1.5% for the first nine months of 2023 to 0.8% for the first nine months of 2024, which was impacted by the Astroworld estimated loss contingencies. AOI margin for the first nine months of 2024 was 5.1% compared to 3.6% last year.
Our Ticketing segment revenue for the quarter decreased by $144 million, or 17%, from $838 million in the third quarter of 2023 to $694 million in the third quarter of 2024. We sold approximately 83 million fee-bearing tickets in the third quarter of 2024 compared to 89 million tickets in the same period of the prior year. Our revenue and ticket sales declined due to the unprecedented volume of stadium sales last year. Despite the venue mix change, the third quarter was our fourth highest ever in terms of sales volume and our third highest ever with respect to GTV. International Ticketing also had its single biggest sales day ever in September 2024 driven by outstanding demand for Coldplay tickets in Europe. Ticketing AOI for the quarter was $236 million compared to $352 million last year for a reduction of $116 million or 33%.
For the first nine months of 2024, our Ticketing segment revenue declined by $72 million compared to the same period in 2023, from $2.2 billion to $2.1 billion. Ticketing AOI for the first nine months of 2024 decreased by $92 million compared to the same period in 2023, from $904 million to $812 million. For the first nine months of 2024, our fee-bearing ticket sales were 238 million tickets, 2 million behind 2023. We have signed clients with over 24 million net new tickets so far this year, of which two-thirds are in our international markets, which demonstrates that our ticketing platforms’ features and functionalities continue to fuel growth.
Our Sponsorship & Advertising segment revenue for the quarter increased by $24 million, or 6%, from $367 million in the third quarter of 2023 to $390 million in the third quarter of 2024. The improvement was largely due to growth in festival sponsorship income for Europe, Canada and Brazil where we hosted the Rock in Rio event this year. For the first nine months of 2024, our sponsorship growth has been driven by new and expanded ticket access deals both in North America and in our international markets as well as from onsite sponsorships. AOI for the quarter increased by $25 million, from $250 million in the third quarter of 2023 to $275 million in the third quarter of 2024. For the first nine months of 2024, our Sponsorship & Advertising revenue grew $74 million compared to the same period in 2023, from $840 million to $914 million. Sponsorship & Advertising AOI for the first nine months increased by $79 million compared to the same period in 2023, from $549 million to $628 million.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2024			2023
	As Reported	Currency Impacts	At Constant Currency**	As Revised	As Reported	At Constant Currency**
	(in thousands)
Revenue	$7,651,087	$48,491	$7,699,578	$8,154,563	(6)%	(6)%
Operating expenses:
Direct operating expenses	5,780,188			6,297,883	(8)%
Selling, general and administrative expenses	1,005,418			974,150	3%
Depreciation and amortization	137,001			130,653	5%
Gain on disposal of operating assets	(3,968)			(1,583)	*
Corporate expenses	92,923			99,802	(7)%
Operating income	639,525	4,150	643,675	653,658	(2)%	(2)%
Operating margin	8.4%		8.4%	8.0%
Interest expense	87,961			86,215
Interest income	(36,067)			(78,107)
Equity in losses (earnings) of nonconsolidated affiliates	13,987			(5,382)
Other expense (income), net	(12,268)			19,251
Income before income taxes	585,912			631,681
Income tax expense	70,229			50,269
Net income	515,683			581,412
Net income attributable to noncontrolling interests	63,878			59,932
Net income attributable to common stockholders of Live Nation	$451,805			$521,480

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

Revenue
Revenue decreased $503.5 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily due to decreased revenue in our Concerts segment of $391.2 million and in our Ticketing segment of $143.9 million, partially offset by a $23.5 million increase in our Sponsorship & Advertising segment as further discussed within each segment’s operating results.
Operating income
Operating income decreased $14.1 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily driven by a $116.5 million decrease in our Ticketing segment partially offset by increased operating income in our Concerts segment of $70.2 million and Sponsorship & Advertising segment of $27.1 million as further discussed within each segment’s operating results.
Interest income
Interest income decreased $42.0 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily attributed to lower rate of return on our cash and cash equivalents in 2024 and a decrease in our cash and cash equivalents balance.
Other expense (income), net
For the three months ended September 30, 2024, we had other income, net of $12.3 million which includes net foreign exchange rate gains of $12.1 million. For the three months ended September 30, 2023, we had other expense, net of $19.3 million which includes net foreign exchange rate losses of $35.3 million, partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $18.8 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.

Consolidated Results of Operations
Nine Months

	Nine Months Ended September 30,				% Change
	2024			2023
	As Reported	Currency Impacts	At Constant Currency**	As Revised	As Reported	At Constant Currency**
	(in thousands)
Revenue	$17,474,032	$84,416	$17,558,448	$16,907,636	3%	4%
Operating expenses:
Direct operating expenses	12,839,737			12,589,606	2%
Selling, general and administrative expenses	2,913,199			2,533,066	15%
Depreciation and amortization	407,324			382,352	7%
Gain on disposal of operating assets	(5,398)			(8,092)	(33)%
Corporate expenses	255,216			244,295	4%
Operating income	1,063,954	25,509	1,089,463	1,166,409	(9)%	(7)%
Operating margin	6.1%		6.2%	6.9%
Interest expense	248,622			257,425
Loss on extinguishment of debt	—			18,366
Interest income	(123,749)			(174,872)
Equity in losses (earnings) of nonconsolidated affiliates	8,527			(15,047)
Other expense (income), net	(110,064)			24,235
Income before income taxes	1,040,618			1,056,302
Income tax expense	191,412			127,070
Net income	849,206			929,232
Net income attributable to noncontrolling interests	153,906			139,405
Net income attributable to common stockholders of Live Nation	$695,300			$789,827
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

Revenue
Revenue increased $566.4 million during the nine months ended September 30, 2024 as compared to the same period of the prior year driven by increased revenue in our Concerts segment of $560.7 million and Sponsorship & Advertising segment of $74.1 million, partially offset by a decrease in the Ticketing segment of $72.1 million, as further discussed within each segment’s operating results.
Operating income
Operating income decreased $102.5 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily driven by decreased operating income in our Concerts segment of $104.6 million and Ticketing segment of $93.4 million partially offset by increased operating income in our Sponsorship & Advertising segment of $90.5 million as further discussed within each segment’s operating results.
Interest income
Interest income decreased $51.1 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily attributed to lower rate of return on our cash and cash equivalents in 2024 and a decrease in our cash and cash equivalents balance.

Equity in losses (earnings) of nonconsolidated affiliates
Equity in losses (earnings) of nonconsolidated affiliates was losses of $8.5 million during the nine months ended September 30, 2024 as compared to earnings of $15.0 million for the comparable period of the prior year due to lower operating results from certain nonconsolidated affiliates.
Other expense (income), net
For the nine months ended September 30, 2024, we had other income, net of $110.1 million which primarily includes mark to market adjustments for certain investments in nonconsolidated affiliates of $94.7 million and net foreign exchange rate gains of $14.7 million. For the nine months ended September 30, 2023, we had other expense, net of $24.2 million which includes net foreign exchange rate losses of $65.1 million partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $45.3 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the nine months ended September 30, 2024, we had a net tax expense of $191.4 million on income before income taxes of $1.0 billion compared to a net tax expense of $127.1 million on an income before income taxes of $1.1 billion for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the income tax expense consisted of $167.4 million related to foreign entities, $4.6 million related to United States federal taxes, and $19.4 million related to state and local income taxes. The net increase in tax expense of $64.3 million was primarily due to higher income in certain non-United States jurisdictions.
Non-GAAP Measure

Consolidated AOI
Consolidated AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. We also exclude from AOI the impact of estimated or realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, due to the significant and non-recurring nature of the matter. Ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI.
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

The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
		As Revised		As Revised
	(in thousands)
Operating income (1)	$639,525	$653,658	$1,063,954	$1,166,409
Acquisition expenses	94,565	40,968	95,087	79,108
Amortization of non-recoupable ticketing contract advances	16,996	16,921	62,237	58,518
Depreciation and amortization	137,001	130,653	407,324	382,352
Gain on sale of operating assets	(3,968)	(1,583)	(5,398)	(8,092)
Astroworld estimated loss contingencies	—	—	279,915	—
Stock-based compensation expense	25,712	30,572	85,450	85,905
Consolidated AOI (1)	$909,831	$871,189	$1,988,569	$1,764,200
(1) For the three and nine months ended September 30, 2023, the restatement increased our operating income and consolidated AOI by $35.1 million and $18.7 million, respectively. See further discussion in Part I — Financial Information—Item 1.—Financial Statements—Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements.

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
Ticketing
Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters or venues control ticketing, revenue is deferred and recognized when the event occurs. GTV represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. We use GTV to evaluate changes in ticket fee revenue that are driven by the pricing of our service charges.
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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	9,664	9,080	26,831	23,500
International	3,170	3,010	11,884	10,736
Total estimated events	12,834	12,090	38,715	34,236
Estimated fans:
North America (2)	32,900	34,192	66,978	60,323
International	17,200	18,085	44,945	47,927
Total estimated fans	50,100	52,277	111,923	108,250
Ticketing (3)
Estimated number of fee-bearing tickets sold	83,233	89,300	238,281	240,445
Estimated number of non-fee-bearing tickets sold	69,162	66,083	222,720	210,519
Total estimated tickets sold	152,395	155,383	461,001	450,964
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
(3)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters or venues control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices, along with tickets sold on our “do it yourself” platform. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
		As Revised			As Revised
	(in thousands)			(in thousands)
Revenue (1)	$6,580,595	$6,971,830	(6)%	$14,447,009	$13,886,333	4%
Direct operating expenses (2)	5,464,732	5,968,297	(8)%	11,943,821	11,696,081	2%
Selling, general and administrative expenses	733,459	695,257	5%	2,125,152	1,756,135	21%
Depreciation and amortization	91,207	84,912	7%	274,216	228,353	20%
Gain on disposal of operating assets	(3,974)	(1,584)	*	(5,466)	(8,143)	(33)%
Operating income (3)	$295,171	$224,948	31%	$109,286	$213,907	(49)%
Operating margin	4.5%	3.2%		0.8%	1.5%
AOI (3)	$474,053	$340,904	39%	$742,936	$504,694	47%
AOI margin	7.2%	4.9%		5.1%	3.6%
_______

*	Percentages are not meaningful.
(1)
See further discussion in Part I — Financial Information—Item 1.—Financial Statements—Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the three and nine months ended September 30, 2023, the restatement decreased revenue by $2.5 million and $2.5 million, respectively.

(2)	For the three and nine months ended September 30, 2023, the restatement decreased direct operating expenses by $2.5 million and increased direct operating expenses by $2.6 million, respectively.
(3)	For the nine months ended September 30, 2023, the restatement decreased operating income and AOI by $5.1 million.
Three Months
Revenue
Concerts revenue decreased $391.2 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily due to fewer stadium shows partially offset by more arena shows. Concerts had incremental revenue of $104.0 million during the three months ended September 30, 2024 from acquisitions and new venues.
Operating results
Concerts AOI increased $133.1 million and operating income increased $70.2 million for the three months ended September 30, 2024 as compared to the same period of the prior year. The increase in AOI was primarily driven by lower direct operating expenses due to fewer stadium shows which were partially offset by a decrease in revenue discussed above. The remaining change in operating income outside of AOI of $62.9 million is primarily associated with higher acquisition expenses of $58.2 million related to certain acquisition transactions.
Nine Months
Revenue
Concerts revenue increased $560.7 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily due to increased show count and fan growth. In particular, higher arena and amphitheater shows and related fan count partially offset by fewer stadium shows contributed to the increase in revenue. Concerts had incremental revenue of $257.7 million during the nine months ended September 30, 2024 from acquisitions and new venues.

Operating results
Concerts AOI increased $238.2 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily driven by an increase in revenues from the number of shows discussed above partially offset by increased direct operating expenses to support increased show count and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses as well as incremental loss from acquisitions and new venues of $22.2 million. The remaining change in operating income outside of AOI of $342.9 million is primarily associated with Astroworld estimated loss contingencies of $279.9 million and higher depreciation and amortization of $45.9 million related to capital expenditures incurred to support the increased operations.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
		As Revised			As Revised
	(in thousands)			(in thousands)
Revenue (1)	$693,704	$837,624	(17)%	$2,147,559	$2,219,667	(3)%
Direct operating expenses (2)	262,773	279,238	(6)%	767,696	756,731	1%
Selling, general and administrative expenses	218,826	228,746	(4)%	648,456	632,341	3%
Depreciation and amortization	26,033	27,005	(4)%	73,956	79,712	(7)%
Loss (gain) on disposal of operating assets	(17)	—	*	29	34	(15)%
Operating income (3)	$186,089	$302,635	(39)%	$657,422	$750,849	(12)%
Operating margin	26.8%	36.1%		30.6%	33.8%
AOI (3)	$235,704	$351,574	(33)%	$812,352	$904,014	(10)%
AOI margin	34.0%	42.0%		37.8%	40.7%

*	Percentages are not meaningful.
(1)
See further discussion in Part I — Financial Information—Item 1.—Financial Statements—Note 9 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the three months ended September 30, 2023, the restatement increased revenue by $5.0 million.

(2)	For the three and nine months ended September 30, 2023, the restatement decreased direct operating expenses by $30.1 million and $23.8 million, respectively.
(3)	For the three and nine months ended September 30, 2023, the restatement increased operating income and AOI by $35.1 million and $23.8 million, respectively.
Three Months
Revenue
Ticketing revenue decreased $143.9 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily due to a reduction in stadium shows partially offset by higher arena sales.
Operating results
The decrease in revenue discussed above were partially offset by lower direct operating expenses due to less stadium activity resulting in a decrease in AOI of $115.9 million and operating income decrease of $116.5 million during the three months ended September 30, 2024 as compared to the same period of the prior year.
Nine Months
Revenue
Ticketing revenue decreased $72.1 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily due to a reduction in stadium shows partially offset by higher arena and amphitheater sales in 2024 as compared to 2023.
Operating results
Ticketing AOI decreased $91.7 million and operating income decreased $93.4 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily driven by lower revenue discussed above.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2024	2023		2024	2023
	(in thousands)			(in thousands)
Revenue	$390,345	$366,822	6%	$913,856	$839,799	9%
Direct operating expenses	64,842	70,902	(9)%	157,853	171,412	(8)%
Selling, general and administrative expenses	52,288	48,083	9%	134,977	126,390	7%
Depreciation and amortization	14,134	15,924	(11)%	47,216	58,687	(20)%
Loss on sale of operating assets	23	—	*	39	—	*
Operating income	$259,058	$231,913	12%	$573,771	$483,310	19%
Operating margin	66.4%	63.2%		62.8%	57.6%
AOI	$275,329	$250,265	10%	$627,926	$548,935	14%
AOI margin	70.5%	68.2%		68.7%	65.4%
_______

*	Percentages are not meaningful.

Three Months
Revenue
Sponsorship & Advertising revenue increased $23.5 million during the three months ended September 30, 2024 as compared to the same period of the prior year primarily driven by increased sponsorship activity from our international markets and onsite sponsorships.
Operating results
Sponsorship & Advertising AOI increased $25.1 million and operating income increased $27.1 million during the three months ended September 30, 2024 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

Nine Months
Revenue
Sponsorship & Advertising revenue increased $74.1 million during the nine months ended September 30, 2024 as compared to the same period of the prior year primarily driven by increased sponsorship activity from our North America and international markets as well as from onsite sponsorships.
Operating results
Sponsorship & Advertising AOI increased $79.0 million and operating income increased $90.5 million during the nine months ended September 30, 2024 as compared to the same period of the prior year. These increases were primarily due to higher sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $5.5 billion at September 30, 2024 and $6.2 billion at December 31, 2023. Included in the September 30, 2024 and December 31, 2023 cash and cash equivalents balances are $1.6 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $2.7 billion in cash and cash equivalents, excluding client cash, at September 30, 2024. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.3 billion and $6.6 billion, respectively, at September 30, 2024 and December 31, 2023. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.6% at September 30, 2024, with approximately 93% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at September 30, 2024, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.4%.
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

Sources of Cash
Amended Senior Secured Credit Facility
Our senior secured credit facility provides for borrowings of up to $1.7 billion, which was amended on November 5, 2024 (see below), with a $250 million sublimit for the issuance of letters of credit and a $100 million for swingline borrowings. The revolving credit facility allows for a $780 million sublimit for borrowings in U.S. Dollars, Euros, or Sterling, and a $260 million sublimit for borrowings in those or one or more other approved non-U.S. currencies. The revolving credit facility will be available to us and, if designated in the future, certain of our foreign subsidiaries. The Amended Credit Agreement provides for the right, subject to certain conditions, to increase the term B loan and revolving facilities by an amount not to exceed an amount equal to the sum of (x) $1.625 billion, (y) the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio, on a pro-forma basis after giving effect to such increase, is no greater than 4.50x.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $21.9 million, $1.28 billion was available for future borrowings from our revolving credit facility as of September 30, 2024.
During the nine months ended September 30, 2024, we repaid $370 million of principal related to our revolving credit facility. No material gain or loss was recorded as a result of this repayment.
On October 31, 2024, we drew down $585 million from our senior secured revolving credit facility, and on November 1, 2024, we used these funds to repay the $575 million principal amount plus accrued interest on our 4.875% senior notes. As a result of this drawdown, the 4.875% senior notes were classified as long-term debt as of September 30, 2024 due to utilizing our revolving credit facility for the payment which has a maturity date in 2029, as amended below.
On November 5, 2024, we amended our senior secured credit facility and entered into Amendment No. 12 (the “Amendment”) to our Credit Agreement, dated as of May 6, 2010 (as amended, restated, supplemented or modified prior to Amendment No. 12, the “Credit Agreement” and as amended by Amendment No. 12, the “Amended Credit Agreement”). The Amendment added a venue expansion revolving credit facility of $400 million, which resulted in a total available borrowing capacity of $1.7 billion.

The Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the Amended Credit Agreement) that ranges from 6.75x to 5.25x, with the first step down of 0.50x occurring on March 31, 2026 and additional step downs of 0.50x occurring annually thereafter.
The new revolving credit facility matures on November 5, 2029, provided, that if (x) any of the term B loans, the Company’s 2027 senior secured notes, or the Company’s 2027 senior unsecured notes remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500.0 million and (y) the Company’s consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500.0 million, then the maturity date of the new revolving credit facility will instead be such date.
Debt Covenants
As of September 30, 2024, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2024.

Uses of Cash
Acquisitions
During the nine months ended September 30, 2024, we completed various acquisitions that resulted in cash paid, net of cash acquired of $49.5 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Revenue generating	$363,576	$185,148
Maintenance	81,529	72,546
Total capital expenditures	$445,105	$257,694
Revenue generating capital expenditures during the first nine months of 2024 increased from the same period of the prior year primarily due to enhancements at our theaters and amphitheaters in the United States as well as a stadium in South America.
We expect capital expenditures to be approximately $700 million for the year ending December 31, 2024 with approximately 75% of the capital expenditures on revenue generating projects.

Cash Flows

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$680,052	$754,621
Investing activities	$(642,798)	$(463,964)
Financing activities	$(692,460)	$44,932
Operating Activities
Cash provided by operating activities decreased $74.6 million for the nine months ended September 30, 2024 as compared to the same period of the prior year primarily due to lower net income, changes in the fair value of contingent consideration and higher gain on mark-to-market of investments partially offset by changes in operating assets and liabilities from timing of events on sale, payments and receipts.

Investing Activities
Cash used in investing activities increased $178.8 million for the nine months ended September 30, 2024 as compared to the prior year primarily due to higher purchases of property, plant and equipment in 2024 for revenue generating capital expenditures as well as higher cash paid for acquisitions, net of cash acquired. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities was $692.5 million for the nine months ended September 30, 2024 as compared to cash provided by financing activities of $44.9 million for the same period of the prior year primarily due to higher proceeds from long-term debt in 2023 from the issuance of our 3.125% convertible senior notes, which was partially offset by lower payments on long-term debt during 2024 compared to 2023. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the three and nine months ended September 30, 2024 and 2023. Our foreign operations reported an operating income of $523.8 million for the nine months ended September 30, 2024. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2024 by $52.4 million. As of September 30, 2024, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At September 30, 2024, we had forward currency contracts outstanding with an aggregate notional amount of $244.6 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of September 30, 2024. Of the total amount, we had $5.8 billion of fixed-rate debt and $465.9 million of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2024, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2024 with no subsequent change in rates for the remainder of the period.
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
In August 2022, the Inflation Reduction Act (IRA) was enacted in the United States, which includes health care, clean energy, and income tax provisions. The income tax provisions amend the Internal Revenue Code to include a 15% corporate alternative minimum tax effective for tax years beginning after December 31, 2022. On September 12, 2024, the Internal Revenue Service released proposed regulations which provide guidance on the application of the corporate alternative minimum tax. The company is assessing the impact of the proposed regulations; however, it does not expect the IRA to have a material impact on the 2024 financial statements. We will continue to monitor to ensure our financial results and related tax disclosures are in compliance with the IRA tax legislation.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2024.

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
Based on their evaluation as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2024	15,172	$95.88
August 2024	4,923	$91.56
September 2024	4,100	$96.33
	24,195

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2024.
On November 5, 2024, we amended our senior secured credit facility and entered into Amendment No. 12 (the “Amendment”) to our Credit Agreement, dated as of May 6, 2010 (as amended, restated, supplemented or modified prior to Amendment No. 12, the “Credit Agreement” and as amended by Amendment No. 12, the “Amended Credit Agreement”). The Amendment added a venue expansion revolving credit facility of $400 million, which resulted in a total available borrowing capacity of $1.7 billion.
The Amended Credit Agreement contains a financial covenant that requires the Company to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the Amended Credit Agreement) that ranges from 6.75x to 5.25x, with the first step down of 0.50x occurring on March 31, 2026 and additional step downs of 0.50x occurring annually thereafter.
The new revolving credit facility matures on November 5, 2029, provided, that if (x) any of the term B loans, the Company’s 2027 senior secured notes, or the Company’s 2027 senior unsecured notes remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500.0 million and (y) the Company’s consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500.0 million, then the maturity date of the new revolving credit facility will instead be such date.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2024.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Chief Accounting Officer (Duly Authorized Officer)