Form 10-K
period 2024-12-31
Live Nation Entertainment, Inc.
filed 2025-02-21
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                        ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $14.8 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 13, 2025, there were 233,401,156 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,288,158 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

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

ITEM 1.    BUSINESS

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 788 million fans across all of our concerts and ticketing platforms in 51 countries during 2024.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting 151 million fans to approximately 11,000 artists at 54,000 events in 2024. Live Nation owns, operates, has exclusive booking rights for or has an equity interest for which we have a significant influence in 394 venues globally, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl® in New York City, the Hollywood Palladium in Los Angeles, the Moody Center© arena in Austin, the Ziggo Dome in Amsterdam, 3Arena in Dublin, Royal Arena in Copenhagen and Spark Arena in Auckland. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our mobile apps, other websites and numerous retail outlets, distributing over 637 million tickets through our systems in 2024. Ticketmaster serves approximately 11,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
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
Our core businesses surrounding the promotion of live events include ticketing and sponsorship and advertising. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams and achieve economies of scale with our global platforms. We also continue to strengthen our core operations, further expanding into global markets and optimizing our cost structure. We execute on our strategy and thereby grow and innovate through the initiatives listed below.
•Expand our Concert Platform. We will deliver more shows, grow our fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. This includes investing capital expenditures in new venues and enhancements to existing venues. Through our culture of serving artists and a focus on supporting the development of emerging artists, we believe we can continue to expand our concert base.
•Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization by improving ease of purchase, through improved onsite food and beverage and other products, merchandising, and enhanced experiences for our fans.
•Invest in our Ticketing Platform. We will continue to invest in our ticketing enterprise system and develop innovative products to better serve our enterprise clients and continue to build our global client base. These include technological and digital transformations, enhanced marketing capabilities, and improved analytical tools to meet the needs of venues, event organizers and our fans.
•Grow our Marketplace Capabilities. We are focused on selling tickets through a wide set of sales channels including mobile, online and affiliate partners while continuing to broaden our digital rollout. We will grow the volume of secondary tickets sold through a trusted environment for fan ticket exchanges, allowing our fans to have a dependable, secure destination for secondary ticket acquisition for all events. Within this, we will continue to invest in tools that reduce fraud and help artists and teams determine how to get their tickets into the hands of real fans. Lastly, we are focused on leveraging our platform by growing non-service fee revenue streams including insurance, additional enterprise tools, payment integration and other upsells.
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
•Fans. During 2024, we connected over 788 million fans to their favorite live events. Our database of fans and their interests provides us with the means to efficiently communicate to them about shows they are likely to be interested in.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2024, we promoted shows for approximately 11,000 artists globally. In addition, through our artist management companies, we managed more than 380 artists in 2024.
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

•Distribution Network. We believe that our global network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 47 countries worldwide. In addition, we own, lease, operate, have exclusive booking rights for, or have an equity interest for which we have a significant influence in 394 venues and have operations located across 51 countries as of the end of 2024, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 137 festivals globally in 2024. In addition, we believe that our global ticketing distribution network—with approximately 11,500 clients worldwide in 2024 — makes us the largest ticketing network in the world.
•Sponsors. We monetize our physical and digital assets through long-term sponsorship agreements and advertising. We employ a sales force of approximately 760 people that worked with more than 1,500 sponsors during 2024, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure, such as Citibank, O2, Mastercard, Cisco, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge when the ticket is resold and the remaining ticket value is paid to the holder.
The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising and promotional programs to a variety of companies to advertise or promote their brand, product or service. These sponsorships typically include venue and festival naming rights, onsite venue signage, online and in-app advertisements and exclusive partner rights in various categories such as credit card, beverage, travel and telecommunications, and may include venue and festival event pre-sales and onsite product activation.

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $19.0 billion, or 82%, of our total revenue during 2024. We promoted more than 54,000 live music and other events in 2024. While our Concerts segment traditionally operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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
As a venue operator, we generate revenue primarily from the sale of concessions, parking, premium seating, rental income and ticket rebates or service charges earned on tickets sold under ticketing agreements. In our amphitheaters, the sale of concessions is outsourced and we receive a share of the net revenue from the concessionaire, which is recorded in revenue with limited associated direct operating expenses. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income. As we have continued to build our skill at venue operations, this has become an increasingly large part of our Concerts strategy, with a substantial focus on building our global owned or operated venue platform.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through mobile apps, websites and ticket outlets. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $3.0 billion, or 13%, of our total revenue during 2024, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold approximately 331 million tickets in 2024 on which we were paid fees for our services. In addition, approximately 307 million tickets were sold, for which we did not receive a fee, using our Ticketmaster systems, including season seat packages, our venue clients’ box offices, and other channels. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

We sell tickets on behalf of our clients through our ticketing platforms across the world. We generally enter into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients and their content partners generally determine and then tell us what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with our analytical support. Agreements with venue clients in North America and Australia generally grant us exclusive rights to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients in other international markets generally grant us the right to an allocation of tickets for events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with our ticketing business or another ticketing service provider. Similarly, in such international markets we have venue agreements which provide Ticketmaster an allocation of tickets for all events at those venues. While we generally have the right to sell a substantial portion of our clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and our clients, and generally subject to Ticketmaster approval, the client may allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by us. Due to these and other permitted third-party ticket distribution channels, we do not always sell all of our clients’ tickets, even at venues where we are the exclusive primary ticketing service provider, and the amount of tickets that we sell varies from client to client and from event to event, and also varies as to any given client from year to year. We pay our clients for the rights to sell certain tickets, generally in the form of upfront payments, a portion of service fee revenue and the portion of other services at low or no cost.
We currently offer ticket resale services, sometimes referred to as secondary ticketing, principally through our integrated inventory platform, league/team platforms and other platforms internationally. We enter into arrangements with the holders of tickets previously distributed by a venue or other source to post those tickets for sale at a purchase price equal to a new sales price, determined by the ticket holder, plus a service fee paid by the buyer. The seller in this circumstance receives the new sales price less a seller service fee.
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $1.2 billion, or 5%, of our total revenue during 2024. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with our outdoor venues and festivals, which are primarily used in or occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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
The following table summarizes the number of venues by type that we owned, leased, operated, had exclusive booking rights for or had an equity interest over which we had a significant influence as of December 31, 2024:

Venue Type	Capacity	Owned	Leased	Operated	Exclusive Booking Rights	Equity Interest	Total

Stadium	More than 30,000	—	2	1	—	—	3
Amphitheater	5,000 - 30,000	10	44	1	18	—	73
Arena	5,000 - 20,000	3	15	2	5	—	25
Theater	1,000 - 6,500	10	76	9	32	2	129
Club	Less than 1,000	5	56	1	13	—	75
Restaurants & Music Halls	1,000 - 2,000	2	15	—	—	—	17
Festival Sites (1)	Varies	2	—	53	—	—	55
Other Venues	Varies	—	14	—	1	2	17
Total venues in operation		32	222	67	69	4	394

Venues currently under construction		—	13	—	—	1	14
Venues not currently in operation		2	—	—	5	3	10

Total venues in operation by location:
North America		22	169	25	68	4	288
International		10	53	42	1	—	106
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
•our ecommerce site and effective marketing capabilities;
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
From time to time, governmental bodies have proposed legislation that could affect our business. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Some jurisdictions have also proposed legislation that would restrict ticketing methods or mandate ticket practices.
In addition, we and our venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events we can produce at our venues.
Our People and Culture
Bringing more than 54,000 events to life and connecting over 788 million fans across all of our concerts and ticketing platforms, as we did in 2024, is a massive undertaking, made possible by our thousands of employees spread across 47 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.
Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means a top priority is making sure that every employee can rely on us to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under eight core pillars, designed to support key life moments:
•Taking Care of Yourself: To enhance overall happiness and wellness, we offer flexible vacation time, free ticket perks, in-house and on-demand virtual meditation sessions, crisis support, crowdfunding networks, and more. We launched Sober Nation to provide sobriety and recovery support for our employees and help destigmatize addiction and recovery in the industry. In 2024, we extended our offerings to include part-time club staff and partnered with artists to host events at our headquarters highlighting the intersection of sobriety and mental health.
•Taking Care of Your Health: Beyond a full suite of medical, dental and vision benefits, we provide access to telehealth and telemedicine platforms available to employees and their family members enrolled in our medical plan.
•Taking Care of Your Mental Health: Our mental well-being offerings include free virtual mental health coaching or therapy sessions, group support sessions, 24/7 counselor support line, and both in-person and virtual meditation and yoga sessions. In 2024, we extended our offerings to include part-time club staff.
•Taking Care of Your Family: We provide assistance with fertility needs such as egg-freezing, egg-donation and IVF, as well as adoption or surrogacy, primary caregiver leave for new parents, sick leave to care for loved ones, and leave for bereavement or end-of-life care.
•Taking Care of Your Career: Our School of Live learning and development center at our Los Angeles headquarters has furthered our career advancement opportunities including leadership workshops for mid-career employees. In 2024, we expanded offerings to include more global live and on-demand learning and professional development and coaching opportunities for employees. We also offer recognition for successful patent recipient applications and tuition reimbursement to further ongoing education.
•Taking Care of Your Wealth: To support long-term financial goals, we traditionally provide 401(k) or pension matching, a stock reimbursement program, and student loan repayment assistance. In 2024, we expanded our $20.00 per hour minimum wage to our part-time club and seasonal amphitheater staff based on tenure.
•Taking Care of Our Own: During life’s most difficult moments, we offer employees financial support to help them through a variety of crises, including unexpected deaths, natural disasters, and escaping domestic violence. Through the end of 2024, our Crew Nation global relief fund has provided financial support to over 16,000 live music crews in over 50 countries to which we have donated over $15 million since March 2020.
•Taking Care of Others: In order to empower our employees to get involved in causes that are meaningful to them, we provide paid time off for them to volunteer in their local communities.

Our People
We aspire to foster a workplace where all employees can contribute fully and feel valued. Some programs key to this mission include:
•Promotion and Pay: Ongoing reviews of positions and compensation with the goal of ensuring that all employees across Live Nation are paid appropriately and provided with promotion opportunities.
•Employee Resource Groups: Our employee-led groups, with executive leaders as sponsors, offer programming across our teams that promotes growth and connection through collaboration, professional development, networking, nonprofit support and community outreach.
•Our Workforce: As a global organization, we are committed to valuing and respecting all backgrounds, experiences, abilities and perspectives that enrich our workforce, and reflect our artist community and fan base.
•Industry Engagement: In 2024, we partnered with various nonprofit organizations to launch music business intensive courses and paid internship programs to introduce the next generation of industry newcomers to the technical skills required to succeed in careers in the live industry.
Human Capital
Our compensation philosophy is focused on attracting and retaining talented individuals who contribute to our values and help lead our dynamic and innovative environment. To determine market-competitive pay for our employees, we use a combination of entertainment and technology industry benchmarks.
We are committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of our shareholders for long-term growth and profitability. We further strive to reward individual achievements and contributions that are both aligned with and supportive of our short- and long-term goals and core business values. We believe that our efforts in these areas are working and contributing to the overall success of the Company, as evidenced by accolades such as obtaining a Great Place to Work® certification (2017-19, 2022-24), placing on Forbes’ World’s Best Employers List (2023), America’s Best Large Employers List (2022-24) and America’s Dream Employers List (2025), placing on TIME’s World’s Best Companies (2023) and 100 Most Influential Companies (2023), Newsweek’s America’s Best of the Best (2024) and placing on Fortune’s World’s Most Admired Companies List (2018-21, 2024, 2025), Most Innovative Companies List (2024) and 500 List (2010-2020, 2023, 2024).
As of December 31, 2024, we had approximately 16,200 full-time employees. Our staffing needs vary significantly throughout the year and we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2024, we employed approximately 16,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 34,500 seasonal and part-time employees in 2024.
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

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 13, 2025.

Name	Age	Position

Michael Rapino	59	President, Chief Executive Officer and Director
Omar Al-Joulani	47	Co-President–U.S. Concerts and President–Touring
Carlos Alvarez	50	Chief Technology Officer–Ticketmaster
Joe Berchtold	60	President and Chief Financial Officer
Brian Capo	58	Senior Vice President–Chief Accounting Officer
Liz Dyer	39	Senior Vice President–Human Resources
Arthur Fogel	71	Chairman–Global Music and President–Global Touring
Kaitlyn Henrich	34	Senior Vice President–Corporate Communications and Social Impact
John Hopmans	66	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Bob Roux	67	President–U.S. Concerts
Michael Rowles	59	General Counsel and Secretary
Russell Wallach	59	President–Sponsorship and Advertising
Michael Wichser	46	Chief Operating Officer–Ticketmaster
Mark Yovich	50	President–Ticketmaster
Jordan Zachary	42	Co-President–U.S. Concerts and President–Regions U.S. Concerts
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Omar Al-Joulani is our Co-President of U.S. Concerts and President of Touring and has served in this capacity since September 2021. Prior to that, Mr. Al-Joulani served in various North America touring roles since joining us in March 2010.
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
Jordan Zachary is our Co-President of U.S. Concerts and President of Regions U.S. Concerts and has served in this capacity since April 2021. Prior to that, Mr. Zachary served in various strategy and development roles since joining us in April 2015.
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

In the secondary ticket sales market, we have restrictions on our business that are not faced by our competitors, imposed as a result of agreements entered into with the Federal Trade Commission (“FTC”), the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by us is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on our websites with such disclosure requirements. There are certain state laws that now ban such speculative ticket listings, and the New York Attorney General has in the past brought lawsuits against resale companies for these practices; we do not, however, allow the use of such speculative ticketing practices on our websites.
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
•the attractiveness of our current venues may deteriorate over time; and
•competition may impact our ability to earn attractive returns on our investments.
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

On November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, hundreds of civil lawsuits were filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. These events were the subject of an inquiry we received from the House of Representatives Committee on Oversight and Reform. As of December 31, 2024, all wrongful death lawsuits have been resolved, and nearly all claims alleging personal injury have been settled. We incurred losses in excess of our insurance recovery in connection with those settlements.
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
Given our substantial operations as a tour sponsor in the U.K. and E.U., we face risks and uncertainties relating to travel into and out of these jurisdictions for touring artists and supporting personnel. A European visa-waiver system (ETIAS – European Travel Information and Authorization System) will be required for visitors from 60 visa-exempt countries to enter 30 European countries for a short stay, expected to come into force mid-2025. All United States citizens travelling to the E.U. will need to register with ETIAS. In the U.K. an Electronic Travel Authorization scheme (ETA) is now in operation. All visitors who do not need a visa for short stays to the U.K. must apply for an ETA.
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
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations and have satisfactorily resolved each such material investigation, inquiry or litigation. We are currently subject to agreements with the States of New Jersey, Maryland, Nevada, Illinois, and North Carolina and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, in January 2020, we agreed with the United States Department of Justice to extend the duration of the consent decree we entered into in connection with our merger with Ticketmaster Entertainment LLC, which places certain restraints on our business (see the risk factor entitled “We agreed with the United States Department of Justice to extend and clarify the court-imposed final judgment to which we became subject in connection with the merger of Live Nation, Inc. and Ticketmaster Entertainment LLC, which places certain restrictions and obligations on us which could negatively impact our business” below). We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
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
In May 2024, we were sued by state and federal authorities for alleged violations of various laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action, with various forms of relief requested for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, monetary damages, and other forms of relief. While this litigation is at its early stages and we believe that we have substantial defenses to the claims asserted in the matter, due to the nature of the allegations and the potential remedies being sought, an unfavorable outcome in this matter could have a material adverse impact on our business and operating results.

General Risks Relating to our Business and Operations
We may be adversely affected by the occurrence of extraordinary events, such as terrorist attacks or disease epidemics, such as the COVID-19 pandemic.
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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2024, our international operations accounted for approximately 38% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar, Canadian Dollar and Mexican Peso. We experienced foreign exchange rate operating income of $29.6 million for the year ended December 31, 2023 and foreign exchange operating losses of $52.4 million and $39.8 million for the years ended December 31, 2024 and December 31, 2022, respectively, which impacted our operating income (loss). See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2024	2023
	As Revised	As Revised
March 31 (1)	$(41,390)	$131,152
June 30 (1)	465,819	381,599
September 30 (1)	639,525	653,658
December 31	(239,444)	(81,476)
___________________

(1)
See further discussion in Part II — Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the three months ended September 30, 2023, the revision increased our operating income by $35.1 million. For the three months ended June 30, 2023, the revision decreased our operating income by $4.8 million. For the three months ended March 31, 2024 and March 31, 2023, the revision decreased our operating income by $4.9 million and $11.6 million, respectively.

Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various insurable risks with terms, conditions and costs that management deems appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and other security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics, artist illnesses and/or inability to perform, and other general casualty matters. We have experienced a significant increase in our cost to obtain insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic, event cancellations, and other incidents that we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2024, we had property and equipment with a net book value of $2.4 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
The stagehands at some of our venues and other employees are subject to collective bargaining agreements. Our union agreements typically have a term of three years and thus regularly expire and require negotiation in the ordinary course of our business. Upon the expiration of any of our collective bargaining agreements, however, we may be unable to negotiate new collective bargaining agreements on terms favorable to us, and our business operations may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating our collective bargaining agreements. In addition, our business operations at one or more of our facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though we do not have unionized labor at that venue currently. We have also been threatened with picketing from time to time. A work stoppage or picketing at one or more of our owned or operated venues or at our promoted events could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the effect that a potential work stoppage or picketing would have on our business.
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
As of December 31, 2024, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $53.3 million, was $6.5 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $1.68 billion, with outstanding letters of credit of $20.9 million. We may also incur significant additional indebtedness in the future.
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

ITEM 2.    PROPERTIES
As of December 31, 2024, we own, operate or lease 216 entertainment venues throughout North America and 105 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 47 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
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

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 2,515 stockholders of record as of February 13, 2025. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
October 2024	—	—
November 2024	132,425	$140.50
December 2024	2,044	$135.95
	134,469
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
The following discussion of our financial condition and results of operations generally discusses 2024 and 2023 items along with year-over-year comparisons between these two years. Discussion of 2022 items and year-over-year comparisons between 2023 and 2022 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Annual Report on Form 10-K.

Executive Overview
In 2024, we saw demand for the live experience growing across the globe with emerging to superstar acts performing to packed houses across all genres and in venues big and small. After a record 2023 fueled by our highest volume of stadium shows ever, we surpassed last year’s revenue results. While operating income declined double-digits as a result of the Astroworld legal contingency, we grew our AOI by double-digits and our underlying businesses thrived in 2024. Our Concerts segment generated over $0.5 billion in AOI for the first time ever, growing by over 50%. We added over 5 million fans and nearly 5,000 additional shows in Concerts, with new venues added to our global footprint and plans to open more in the year ahead.
Our overall revenue increased by $429 million, or 2%, to $23.2 billion as compared to last year. The increase in revenue was $664 million without the impact of changes in foreign exchange rates. Operating income for the year declined by $260 million or 24% primarily related to the Astroworld estimated loss contingencies of $455 million partially offset by stronger performance in our Concerts and Sponsorship segments. The decrease in operating income was $208 million without the impact of changes in foreign exchange rates. Consolidated AOI for the year increased by $265 million, or 14%, to $2.1 billion this year. The increase in AOI was $320 million without the impact of changes in foreign exchange rates.
Our event-related deferred revenue balance increased by $336 million, or 11%, to $3.3 billion as of December 31, 2024 compared to December 31, 2023. This, coupled with current ticket sales for 2025, suggests ongoing strong demand for concerts, making us confident in our continued success in the year ahead.
For the year, we experienced unfavorable foreign currency translation impacts of $235 million on revenues, $52 million on operating income and $55 million on AOI. The majority of the impacts came from Latin American currencies.
All of the segment financial comments below are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the year increased by $283 million, or 2% compared to 2023, from $18.7 billion to $19.0 billion. The growth in revenue was the result of more fans enjoying their favorite artists and spending more money at events to maximize their unique live experiences. Approximately 151 million fans attended our shows in the year, our largest annual fan count ever, compared to approximately 146 million last year, for growth of over 5 million or 4%. The growth was relatively evenly distributed across our global markets with notable strength in the United States, Latin America and Asia-Pacific. Growth in amphitheater, arena and theater & club fan count drove the increase in show attendance. In particular, arena fan count increased by almost 8 million fans to over 50 million fans globally. Some of the larger acts touring globally in the year included Coldplay, Pink, Metallica and Olivia Rodrigo, reflecting the global diversified base of our artists.
Concerts AOI for the year increased by $209 million, or 65%, compared to 2023, from $320 million to $530 million. Our ancillary revenue spending at our United States amphitheater shows was over $44 per fan for the year, growing by nearly $1 over 2023, driven by higher food and beverage spending as well as merchandise and premium offerings. After extensive renovations, our Jones Beach amphitheater re-opened on Long Island and produced double-digit growth on premium seating, concessions and VIP club revenues. Similarly the Estadio GNP stadium (formerly known as Foro Sol) re-opened in Mexico City over the summer, offering fans an elevated concert-going experience with several new VIP lounges and additional points of sale for all fans.

Our Ticketing segment revenue for the year increased by $29 million, or 1%, compared to 2023, from $2.96 billion to $2.99 billion. We sold 331 million fee-bearing tickets in 2024 compared to 329 million tickets last year, essentially flat for the year. GTV for the year was $34.7 billion, down $1 billion, or 3% compared to 2023. Despite some sales headwinds during the year and a tough 2023 comparison with respect to stadium activity, the year ended on an encouraging note with the fourth quarter coming in as our highest quarter ever for transacted ticket sales and GTV. This resulted in a record fourth quarter for Ticketing across all of our key financial metrics – revenue, operating income and AOI.
Ticketing AOI for the year was $1.1 billion, roughly in line with our 2023 results. We signed 22.8 million net new tickets in 2024, of which 14.3 million, or roughly 60%, are from clients outside of North America, highlighting the significance of our international operations and our global expansion opportunity. This gives us confidence that our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the year increased by $100 million, or 9%, compared to 2023 from $1.1 billion to $1.2 billion. The increase was largely driven by our international divisions with new naming rights and other deals for Estadio GNP in Mexico City, newly acquired festivals in Colombia, additional sponsorable content in Mexico and the timing of the Rock in Rio Brazil and Portugal festivals which play every two years. Sponsorship & Advertising AOI increased by $89 million, or 13%, compared to 2023, from $675 million to $764 million.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2024 vs 2023		% Change 2023 vs 2022
	2024			2023	2022
	As Reported	Currency Impacts	Constant Currency*	As Revised	As Revised	As Reported	Constant Currency*	As Revised
	(in thousands)
Revenue	$23,155,625	$235,038	$23,390,663	$22,726,317	$16,681,254	2%	3%	36%
Operating expenses:
Direct operating expenses	17,328,154			17,250,530	12,347,611	0.4%		40%
Selling, general and administrative expenses	4,096,424			3,557,167	2,955,884	15%		20%
Depreciation and amortization	549,923			516,797	449,976	6%		15%
Gain on disposal of operating assets	(11,015)			(13,927)	(32,082)	(21)%		(57)%
Corporate expenses	367,629			330,817	237,834	11%		39%
Operating income	824,510	52,365	876,875	1,084,933	722,031	(24)%	(19)%	50%
Operating margin	3.6%		3.7%	4.8%	4.3%
Interest expense	325,974			350,244	278,483
Loss on extinguishment of debt	2,563			18,504	—
Interest income	(156,254)			(237,818)	(77,620)
Equity in losses (earnings) of nonconsolidated affiliates	16,675			5,455	(10,571)
Other expense (income), net	(103,874)			35,274	41,215
Income before income taxes	739,426			913,274	490,524
Income tax expense (benefit)	(391,698)			209,476	115,941
Net income	1,131,124			703,798	374,583
Net income attributable to noncontrolling interests	234,837			146,905	108,143
Net income attributable to common stockholders of Live Nation	$896,287			$556,893	$266,440
________

*	Constant currency is a non-GAAP financial measure. We calculate currency impacts as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations.
Revenue
Revenue increased $429.3 million during the year ended December 31, 2024 as compared to the prior year driven by increased revenue in our Concerts segment of $283.4 million, Ticketing segment of $29.2 million and Sponsorship & Advertising segment of $99.8 million as further discussed within each segment’s operating results.

Operating income
Operating income decreased $260.4 million during the year ended December 31, 2024 as compared to the prior year primarily driven by decreased operating income in our Concerts segment of $313.2 million, which included Astroworld estimated loss contingencies of $454.9 million, and Ticketing segment of $20.7 million. These decreases in operating income were partially offset by increased operating income in our Sponsorship & Advertising segment of $99.2 million as further discussed within each segment’s operating results.
Interest expense
Interest expense decreased $24.3 million during the year ended December 31, 2024 as compared to the prior year primarily driven by lower debt balance throughout 2024 as compared to 2023.
Interest income
Interest income decreased $81.6 million during the year ended December 31, 2024 as compared to the prior year primarily attributed to lower rate of return on our cash and cash equivalents in 2024 and a decrease in our cash and cash equivalents.
Other expense (income), net
For the year ended December 31, 2024, we had $103.9 million of other income, net, which primarily includes mark to market adjustments for certain investments in nonconsolidated affiliates of $99.2 million. For the year ended December 31, 2023, we had $35.3 million of other expense, net, which includes net foreign exchange rate losses of $74.5 million partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $46.5 million. The net foreign exchange rate gains and losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income taxes
For the year ended December 31, 2024, we had a net tax benefit of $391.7 million on income before income taxes of $739.4 million compared to a net tax expense of $209.5 million on income before income taxes of $913.3 million for 2023. In 2024, the net income tax benefit consisted of $518.3 million of tax benefit related to United States federal income taxes, $127.0 million of tax expense related to foreign entities and $0.4 million of tax benefit related to state and local income taxes. The net decrease in tax expense of $601.2 million is related to a valuation allowance release, due to changes in judgment regarding the realizability of certain deferred tax assets.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $87.9 million during the year ended December 31, 2024 as compared to the prior year primarily due to higher operating results from certain concert businesses during 2024 as compared to the prior year.

Non-GAAP Measures
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

The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Operating income (1)	$824,510	$1,084,933	$722,031
Acquisition expenses	128,513	93,664	68,078
Amortization of non-recoupable ticketing contract advance	88,717	83,693	79,043
Depreciation and amortization	549,923	516,797	449,976
Gain on sale of operating assets	(11,015)	(13,927)	(32,082)
Astroworld estimated loss contingencies	454,902	—	—
Stock-based compensation expense	110,348	115,959	110,049
Consolidated AOI (1)	$2,145,898	$1,881,119	$1,397,095
___________________

(1)
For the years ended December 31, 2023 and December 31, 2022, the revision increased our operating income and consolidated AOI by $18.7 million for 2023 and decreased our operating income and consolidated AOI by $10.1 million for 2022, respectively. See further discussion in Part II — Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements.

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

Key Operating Metrics

	Year Ended December 31,
	2024	2023	2022
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	36,673	33,629	29,170
International	18,014	16,430	14,475
Total estimated events	54,687	50,059	43,645
Estimated fans:
North America (2)	86,563	81,252	69,693
International	64,486	64,538	51,459
Total estimated fans	151,049	145,790	121,152
Ticketing (3)
Estimated number of fee-bearing tickets sold	330,567	329,116	280,862
Estimated number of non-fee-bearing tickets sold	307,164	291,295	269,814
Total estimated tickets sold	637,731	620,411	550,676
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2024 vs 2023	% Change 2023 vs 2022
	2024	2023	2022
		As Revised	As Revised		As Revised
	(in thousands)
Revenue (1)	$19,024,302	$18,740,913	$13,494,100	2%	39%
Direct operating expenses (2)	16,041,350	16,001,769	11,334,178	0.2%	41%
Selling, general and administrative expenses	3,005,885	2,497,983	2,083,637	20%	20%
Depreciation and amortization	370,108	320,680	260,238	15%	23%
Gain on disposal of operating assets	(11,094)	(10,804)	(30,810)	3%	(65)%
Operating loss (3)	$(381,947)	$(68,715)	$(153,143)	*	55%
Operating margin	(2.0)%	(0.4)%	(1.1)%
AOI (3)	$529,748	$320,397	$174,840	65%	83%
AOI margin	2.8%	1.7%	1.3%
_________________________

*	Percentages are not meaningful.
(1)
See further discussion in Part II — Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the year ended December 31, 2023, the revision decreased revenue by $22.8 million.

(2)	For the years ended December 31, 2023 and December 31, 2022, the revision decreased direct operating expenses by $17.7 million and $5.1 million, respectively.
(3)
For the years ended December 31, 2023 and December 31, 2022, the revision decreased operating income and AOI by $5.1 million as well as increased operating income and AOI by $5.1 million, respectively.

Revenue
Concerts revenue increased $283.4 million during the year ended December 31, 2024 as compared to the prior year attributable to acquisitions and new venues of $335.1 million as well as increased show count and fan growth. In particular, higher arena and amphitheater shows and related fan count partially offset by fewer stadium shows contributed to the increase in revenue.
Operating results
Concerts AOI increased $209.4 million during the year ended December 31, 2024 as compared to the prior year primarily driven by an increase in revenues from the number of shows discussed above partially offset by increased selling general and administrative expenses related to additional compensation expenses fueled by growth from our venue footprint and additional global activity. The remaining change in operating income outside of AOI of $522.6 million is primarily associated with Astroworld estimated loss contingencies of $454.9 million and higher depreciation and amortization expenses of $49.4 million for additional capital expenditures incurred to support the increased operations as well as from acquisitions and new venues.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2024 vs 2023	% Change 2023 vs 2022
	2024	2023	2022
		As Revised	As Revised		As Revised
	(in thousands)
Revenue	$2,988,685	$2,959,477	$2,238,618	1%	32%
Direct operating expenses (1)	1,089,608	1,067,937	809,173	2%	32%
Selling, general and administrative expenses	888,198	855,070	711,574	4%	20%
Depreciation and amortization	100,329	105,256	109,778	(5)%	(4)%
Loss (gain) on disposal of operating assets	41	39	(197)	5%	*
Operating income (2)	$910,509	$931,175	$608,290	(2)%	53%
Operating margin	30.5%	31.5%	27.2%
AOI (2)	$1,123,588	$1,140,133	$812,714	(1)%	40%
AOI margin	37.6%	38.5%	36.3%
__________________________

*	Percentages are not meaningful.
(1)
See further discussion in Part II — Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the years ended December 31, 2023 and December 31, 2022, the revision decreased direct operating expenses by $23.8 million and increased direct operating expenses by $15.2 million, respectively.

(2)
For the years ended December 31, 2023 and December 31, 2022, the revision increased operating income and AOI by $23.8 million as well as decreased operating income and AOI by $15.2 million, respectively.

Revenue
Ticketing revenue increased $29.2 million during the year ended December 31, 2024 as compared to the prior year. Ticket sales and gross transaction value for concerts, sporting and family & arts events were largely in line with 2023. For concert events, higher sales for arena and amphitheater shows were mostly offset by a reduction in stadium shows, coming off a record year of stadium activity in 2023.
Operating results
Ticketing AOI decreased $16.5 million and operating income decreased $20.7 million during the year ended December 31, 2024 as compared to the prior year primarily driven by higher selling, general and administrative expenses attributable to improving the user experience and reducing friction during high demand on-sales.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2024 vs 2023	% Change 2023 vs 2022
	2024	2023	2022
	(in thousands)
Revenue	$1,195,019	$1,095,217	$968,146	9%	13%
Direct operating expenses	242,536	245,297	225,724	(1)%	9%
Selling, general and administrative expenses	197,565	184,158	155,305	7%	19%
Depreciation and amortization	62,934	72,969	60,318	(14)%	21%
Loss on sale of operating assets	38	—	—	*	*
Operating income	$691,946	$592,793	$526,799	17%	13%
Operating margin	57.9%	54.1%	54.4%
AOI	$763,777	$675,137	$591,972	13%	14%
AOI margin	63.9%	61.6%	61.1%
______________

*	Percentages are not meaningful.
Revenue
Sponsorship & Advertising revenue increased $99.8 million during the year ended December 31, 2024 as compared to the prior year primarily driven by increased sponsorship activity from our international markets and onsite sponsorships.
Operating results
Sponsorship & Advertising AOI increased $88.6 million and operating income increased $99.2 million during the year ended December 31, 2024 as compared to the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $6.1 billion at December 31, 2024 and $6.2 billion at December 31, 2023. Included in the December 31, 2024 and 2023 cash and cash equivalents balances are $1.6 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $3.3 billion in cash and cash equivalents, excluding client cash, at December 31, 2024. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.4 billion and $6.6 billion, respectively, at December 31, 2024 and December 31, 2023. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at December 31, 2024, with approximately 93% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at December 31, 2024, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 5.0%.
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
Sources of Cash
In December 2024, we issued $1.1 billion principal amount of 2.875% convertible senior notes due 2030. In conjunction with this issuance, we used the net proceeds to repay $585.0 million outstanding amounts under our senior secured revolving credit facility, to repurchase $316.0 million aggregate principal amount of the 2.0% convertible senior notes due 2025 and related repurchase premiums, fees and accrued interest of $98.0 million, paid debt issuance costs of $18.1 million, with any remaining proceeds available for general corporate purposes.
In November 2024, we amended our senior secured credit facility and added a new venue expansion revolving credit facility of $400.0 million, which resulted in a total available revolving borrowing capacity of $1.7 billion.
During the three months ended March 31, 2024, we repaid $370.0 million outstanding amounts under our senior secured revolving credit facility that had been outstanding as of December 31, 2023. No material gain or loss was recorded as a result of this repayment.
In November 2023, we amended our senior secured credit facility to include a $1.3 billion revolving credit facility in addition to the existing $950.0 million term loan B facility. The $1.3 billion revolving credit facility refinanced our existing $630.0 million revolving credit facilities and we drew down $370.0 million at closing to repay in full our outstanding $367.5 million delayed draw term A loan facility and related accrued interest and fees. The delayed draw term A loan facility was permanently retired upon being repaid in full.
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
In December 2022, we entered into a $126.7 million Euro denominated loan due in 2024 with a floating interest rate of three month Euribor plus 3.0% per annum related to an asset acquisition in Europe. In December 2024, we extended the maturity of the Euro denominated loan to December 2025.
Debt Instruments
Information regarding our various debt instruments can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 5 – Long-Term Debt.
Subsequent Event
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of the 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to the convertible holders.

Uses of Cash
Acquisitions
During 2024, we completed various acquisitions that resulted in cash paid, net of cash acquired, of $98.3 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue generating capital expenditures	$499,220	$321,885	$237,603
Maintenance capital expenditures	133,411	131,866	126,957
Total capital expenditures	$632,631	$453,751	$364,560
For the years ended December 31, 2024, 2023 and 2022, $5.0 million, $15.0 million and $12.4 million, respectively, of insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above.
Revenue generating capital expenditures for 2024 increased from the same period of the prior year primarily due to enhancements at our theaters and amphitheaters in the United States as well as a stadium in Mexico.
We expect capital expenditures to be approximately $900 million to $1.0 billion for the year ending December 31, 2025 with approximately 85% dedicated to revenue generating projects, including $700 million to $800 million of spend relating to our venue expansion and enhancement plans. Some of the more significant projects in 2025 include an extensive renovation of an arena in Hamilton, Ontario in Canada and the new Riverside Amphitheater outside of Kansas City, Missouri which will open in 2026. In the third quarter of 2025, our new stadium in Bogota, Colombia will open, with capacity for 40,000 fans, further strengthening our presence in Latin America. Approximately $250 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, sponsors, pre-selling certain premium rights and project-based debt.
Cash Flows

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Cash provided by (used in):
Operating activities	$1,725,175	$1,362,974	$1,835,047
Investing activities	$(854,281)	$(695,805)	$(784,691)
Financing activities	$(658,550)	$(87,281)	$(143,340)

Operating Activities
Cash provided by operating activities increased $362.2 million for the year ended December 31, 2024 as compared to the prior year primarily due to an overall increase in net income combined with changes in operating assets and liabilities partially offset by higher deferred income taxes, lower provision for uncollectible accounts receivable, changes in fair value of contingent considerations from certain acquisitions and higher gains on mark-to-market of investments in nonconsolidated affiliates during 2024.
Investing Activities
Cash used in investing activities increased $158.5 million for the year ended December 31, 2024 as compared to the prior year primarily due to higher purchases of property, plant and equipment in 2024 for revenue generating capital expenditures and cash paid for acquisitions, net of cash acquired, which were partially offset by lower advances in notes receivable and higher collections of notes receivable due to timing. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash used in financing activities increased $571.3 million for the year ended December 31, 2024 as compared to the prior year primarily due to higher payments of our long-term debt as a result of the repayment of outstanding amounts under our senior secured revolving credit facility, repayment of the principal amount on our 4.875% senior notes and the repurchase of a portion of our 2.0% convertible senior notes. These repayments were partially offset by higher proceeds of debt in 2024 from the issuance of our 2.875% convertible senior notes and draw down from our senior secured revolving credit facility as compared to 2023. See “—Sources of Cash” above for further discussion.

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
We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. Information regarding our minimum payments for non-cancelable contracts and capital expenditures commitments can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 8 – Commitments and Contingent Liabilities as of December 31, 2024 and thus do not represent all expected expenditures for those periods.
The estimated interest payments, and expected payments of contingent and deferred consideration liabilities as of December 31, 2024 are as follows:

	Payments Due by Period
	Total	2025	2026	2027	2028	2029	Thereafter
	(in thousands)
Estimated interest payments	$801,532	$288,800	$255,401	$149,741	$66,325	$34,662	$6,603
Contingent and deferred consideration	61,531	40,764	8,211	6,345	368	365	5,478
Total	$863,063	$329,564	$263,612	$156,086	$66,693	$35,027	$12,081
Guarantees of Third-Party Obligations
As of December 31, 2024 and 2023, we guaranteed the debt of third parties of approximately $19.4 million and $19.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the year ended December 31, 2024. Our foreign operations reported an operating income of $744.4 million for the year ended December 31, 2024. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2024 by $74.4 million. As of December 31, 2024, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At December 31, 2024, we had forward currency contracts outstanding with an aggregate notional amount of $283.1 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.5 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2024. Of the total amount, we had $6.0 billion of fixed-rate debt and $457.6 million of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2024, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.1 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2024 with no subsequent change in rates for the remainder of the period.
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
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2024, 2023 and 2022, there were no significant impairment charges.

We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2024, 2023 and 2022, there were no significant impairment charges.
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
For the year ended December 31, 2024, as part of a refresh of the fair values of reporting units, as of July 1, 2024, three of our reporting units were assessed under quantitative analysis to support future qualitative evaluation. As of October 1, as required by our policy to perform goodwill tests annually as of October 1, these three reporting units were also assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. As of October 1, the remaining three reporting units with goodwill were assessed under quantitative analysis to support future qualitative evaluation. All of our reporting units assessed under the quantitative analysis primarily used a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics.
For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the year ended December 31, 2022, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.
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
Income Taxes
We account for income taxes using the liability method which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States state and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
We treat the taxes due on future Global Intangible Low-Taxed Income (“GILTI”) inclusions in United States taxable income as a current-period expense when incurred.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

Goodwill impairment assessment
Description of the Matter	As discussed in Note 1 to the consolidated financial statements, management conducts a goodwill impairment assessment annually, and when events or changes in circumstances indicate that it is more likely than not that the carrying value of a reporting unit exceeds its fair value. For one reporting unit with goodwill of $337 million, the Company performed a quantitative assessment as part of their annual impairment assessment as of October 1, 2024. No goodwill impairment charges were recorded for the year ended December 31, 2024.

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

To test the estimated fair value of the Company’s reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used, testing the significant assumptions described above and testing the completeness and accuracy of the underlying data the Company used in its analyses. For example, we compared the projected margins used in the valuation to actual historical, current industry and economic trends and assessed the historical accuracy of management’s estimates. With the assistance of our internal valuation specialists, we also developed an independent range for the weighted average cost of capital and compared it to the weighted average cost of capital determined by management. We performed sensitivity analyses of the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
February 20, 2025

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
		As Revised
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$6,095,424	$6,231,866
Accounts receivable, less allowance of $72,663 and $82,350, respectively	1,747,316	2,024,649
Prepaid expenses	1,247,184	1,147,581
Restricted cash	10,685	7,090
Other current assets	189,528	122,163
Total current assets	9,290,137	9,533,349
Property, plant and equipment, net	2,441,872	2,101,463
Operating lease assets	1,618,033	1,606,389
Intangible assets
Definite-lived intangible assets, net	985,812	1,161,621
Indefinite-lived intangible assets, net	380,558	377,349
Goodwill	2,620,911	2,691,466
Long-term advances	520,482	623,154
Other long-term assets	1,780,966	934,849
Total assets	$19,638,771	$19,029,640
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,859,678	$1,866,864
Accounts payable	242,978	267,493
Accrued expenses	3,057,334	3,030,812
Deferred revenue	3,721,092	3,398,028
Current portion of long-term debt, net	260,901	1,134,386
Current portion of operating lease liabilities	153,406	158,421
Other current liabilities	62,890	128,430
Total current liabilities	9,358,279	9,984,434
Long-term debt, net	6,177,168	5,459,026
Long-term operating lease liabilities	1,680,266	1,686,091
Other long-term liabilities	477,763	488,159
Commitments and contingent liabilities
Redeemable noncontrolling interests	1,126,302	859,930
Stockholders' equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 234,771,759 and 233,711,176 shares issued and 234,363,735 and 233,303,152 shares outstanding in 2024 and 2023, respectively	2,313	2,298
Additional paid-in capital	2,059,746	2,367,918
Accumulated deficit	(1,546,819)	(2,443,106)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive income (loss)	(335,112)	27,450
Total Live Nation stockholders' equity	173,263	(52,305)
Noncontrolling interests	645,730	604,305
Total equity	818,993	552,000
Total liabilities and equity	$19,638,771	$19,029,640
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands except share and per share data)
Revenue	$23,155,625	$22,726,317	$16,681,254
Operating expenses:
Direct operating expenses	17,328,154	17,250,530	12,347,611
Selling, general and administrative expenses	4,096,424	3,557,167	2,955,884
Depreciation and amortization	549,923	516,797	449,976
Gain on disposal of operating assets	(11,015)	(13,927)	(32,082)
Corporate expenses	367,629	330,817	237,834
Operating income	824,510	1,084,933	722,031
Interest expense	325,974	350,244	278,483
Loss on extinguishment of debt	2,563	18,504	—
Interest income	(156,254)	(237,818)	(77,620)
Equity in losses (earnings) of nonconsolidated affiliates	16,675	5,455	(10,571)
Other expense (income), net	(103,874)	35,274	41,215
Income before income taxes	739,426	913,274	490,524
Income tax expense (benefit)	(391,698)	209,476	115,941
Net income	1,131,124	703,798	374,583
Net income attributable to noncontrolling interests	234,837	146,905	108,143
Net income attributable to common stockholders of Live Nation	$896,287	$556,893	$266,440

Basic net income per common share available to common stockholders of Live Nation	$2.77	$1.35	$0.53
Diluted net income per common share available to common stockholders of Live Nation	$2.74	$1.34	$0.52

Weighted average common shares outstanding:
Basic	230,124,255	228,628,390	224,809,558
Diluted	236,352,449	230,977,326	231,556,866

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$896,287	$556,893	$266,440
Accretion of redeemable noncontrolling interests	(258,076)	(247,438)	(146,770)
Net income available to common stockholders of Live Nation—basic	$638,211	$309,455	$119,670
Convertible debt interest, net of tax	9,187	—	—
Net income available to common stockholders of Live Nation—diluted	$647,398	$309,455	$119,670

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Net income	$1,131,124	$703,798	$374,583
Other comprehensive income, net of tax:
Unrealized gain on cash flow hedge	10,529	5,225	49,529
Realized loss (gain) on cash flow hedge	(18,361)	(17,158)	312
Foreign currency translation adjustments	(354,730)	129,459	12,883
Comprehensive income	768,562	821,324	437,307
Comprehensive income attributable to noncontrolling interests	234,837	146,905	108,143
Comprehensive income attributable to common stockholders of Live Nation	$533,725	$674,419	$329,164

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Revised Balances at December 31, 2021	221,964,734	$2,220	$2,897,695	$(3,326,961)	$(6,865)	$(152,800)	$394,197	$(192,514)	$547,338
Cumulative effect of change in accounting principle	—	—	(95,986)	60,522	—	—	—	(35,464)	—
Non-cash and stock-based compensation	—	—	223,136	—	—	—	—	223,136	—
Common stock issued under stock plans, net of shares withheld for employee taxes	2,598,569	26	(120,524)	—	—	—	—	(120,498)	—
Exercise of stock options	3,934,799	39	5,883	—	—	—	—	5,922	—
Acquisitions	—	—	—	—	—	—	6,846	6,846	30,532
Purchases of noncontrolling interests	—	—	(64,601)	—	—	—	(7,778)	(72,379)	(5,848)
Sales of noncontrolling interests	—	—	—	—	—	—	(336)	(336)	—
Redeemable noncontrolling interests fair value adjustments	—	—	(147,323)	—	—	—	—	(147,323)	147,230
Contributions received	—	—	—	—	—	—	17,400	17,400	25
Cash distributions	—	—	—	—	—	—	(79,887)	(79,887)	(20,773)
Other	—	—	36	—	—	—	30,580	30,616	(46,184)
Comprehensive income (loss):
Net income	—	—	—	266,440	—	—	100,344	366,784	7,799
Unrealized gain on cash flow hedge	—	—	—	—	—	49,529	—	49,529
Realized loss on cash flow hedge	—	—	—	—	—	312	—	312
Foreign currency translation adjustments	—	—	—	—	—	12,883	—	12,883	—
Revised Balances at December 31, 2022	228,498,102	2,285	2,698,316	(2,999,999)	(6,865)	(90,076)	461,366	65,027	660,119

Non-cash and stock-based compensation	58	—	110,021	—	—	—	—	110,021	—
Common stock issued under stock plans, net of shares withheld for employee taxes	239,765	2	(9,486)	—	—	—	—	(9,484)	—
Exercise of stock options	890,566	9	19,255	—	—	—	—	19,264	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions	—	—	—	—	—	—	129,700	129,700	47,375
Purchases of noncontrolling interests	—	—	(100,940)	—	—	—	(35,549)	(136,489)	(11,402)
Redeemable noncontrolling interests fair value adjustments	—	—	(246,421)	—	—	—	—	(246,421)	246,421
Contributions received	—	—	—	—	—	—	17,517	17,517	85
Cash distributions	—	—		—	—	—	(163,301)	(163,301)	(76,318)
Other	—	—	—	—	—	—	71,800	71,800	(30,483)
Comprehensive income (loss):
Net income	—	—	—	556,893	—	—	122,772	679,665	24,133
Unrealized gain on cash flow hedge	—	—	—	—	—	5,225	—	5,225	—
Realized gain on cash flow hedge	—	—	—	—	—	(17,158)	—	(17,158)	—
Foreign currency translation adjustments	—	—	—	—	—	129,459	—	129,459	—
Revised Balances at December 31, 2023	229,785,241	2,298	2,367,918	(2,443,106)	(6,865)	27,450	604,305	552,000	859,930

Non-cash and stock-based compensation	—	—	109,986	—	—	—	—	109,986	—
Common stock issued under stock plans, net of shares withheld for employee taxes	658,278	7	(59,763)	—	—	—	—	(59,756)	—
Exercise of stock options	852,097	8	26,044	—	—	—	—	26,052	—
Repurchase of 2.0% convertible senior notes due 2025	—	—	(94,033)	—	—	—	—	(94,033)	—
Acquisitions	—	—	—	—	—	—	56,295	56,295	45,357
Purchases of noncontrolling interests	—	—	(30,049)	—	—	—	(14,966)	(45,015)	(32,296)
Redeemable noncontrolling interests fair value adjustments	—	—	(260,357)	—	—	—	—	(260,357)	261,416
Contributions received	—	—	—	—	—	—	3,000	3,000	—
Cash distributions	—	—		—	—	—	(167,948)	(167,948)	(77,632)
Other	23	—	—	—	—	—	(4,182)	(4,182)	3,916
Comprehensive income (loss):
Net income	—	—	—	896,287	—	—	169,226	1,065,513	65,611
Unrealized gain on cash flow hedge	—	—	—	—	—	10,529	—	10,529	—
Realized gain on cash flow hedge	—	—	—	—	—	(18,361)	—	(18,361)	—
Foreign currency translation adjustments	—	—	—	—	—	(354,730)	—	(354,730)	—
Balances at December 31, 2024	231,295,639	$2,313	$2,059,746	$(1,546,819)	$(6,865)	$(335,112)	$645,730	$818,993	$1,126,302

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,131,124	$703,798	$374,583
Reconciling items:
Depreciation	300,003	266,590	225,770
Amortization of definite-lived intangibles and indefinite-lived intangibles impairment loss	249,920	250,207	224,206
Amortization of non-recoupable ticketing contract advances	88,717	83,693	79,043
Deferred income taxes	(708,570)	(44,018)	7,199
Amortization of debt issuance costs and discounts	17,794	16,884	16,448
Provision for uncollectible accounts and loans receivable	1,002	78,336	68,612
Loss on extinguishment of debt	2,563	18,504	—
Stock-based compensation expense	110,348	115,959	110,049
Unrealized changes in fair value of contingent consideration	(21,721)	40,151	56,704
Equity in losses of nonconsolidated affiliates, net of distributions	32,371	30,522	14,912
Gain on mark-to-market of investments in nonconsolidated affiliates	(102,929)	(47,878)	(22,638)
(Gain) loss on forward currency exchange contracts	(15,393)	5,635	927
Other, net	(11,159)	(18,123)	3,785
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	181,430	(525,739)	(444,503)
Increase in prepaid expenses and other assets	(22,192)	(202,834)	(267,945)
Increase in accounts payable, accrued expenses and other liabilities	13,782	450,370	1,028,172
Increase in deferred revenue	478,085	140,917	359,723
Net cash provided by operating activities	1,725,175	1,362,974	1,835,047
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(119,213)	(181,801)	(115,992)
Collections of notes receivable	52,303	17,057	20,527
Investments made in nonconsolidated affiliates	(45,683)	(54,922)	(91,186)
Purchases of property, plant and equipment	(646,634)	(438,604)	(347,206)
Cash paid for acquisition of right-of-use assets	(20,000)	—	—
Cash paid for acquisitions, net of cash acquired	(98,307)	(17,534)	(257,191)
Purchases of intangible assets	(8,522)	(36,653)	(6,080)
Proceeds from sale of investments in nonconsolidated affiliates	19,594	1,524	3,863
Other, net	12,181	15,128	8,574
Net cash used in investing activities	(854,281)	(695,805)	(784,691)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	1,671,842	1,061,026	122,251
Payments on long-term debt including extinguishment costs	(1,959,725)	(730,643)	(45,792)
Contributions from noncontrolling interests	3,000	19,602	15,021
Distributions to noncontrolling interests	(245,580)	(239,619)	(100,660)
Purchases of noncontrolling interests, net	(69,935)	(113,768)	(48,306)
Payments for capped call transactions	—	(75,500)	—
Proceeds from exercise of stock options	26,052	19,264	35,775
Taxes paid for net share settlement of equity awards	(59,756)	(9,484)	(76,925)
Payments for deferred and contingent consideration	(23,733)	(17,757)	(44,220)
Other, net	(715)	(402)	(484)
Net cash used in financing activities	(658,550)	(87,281)	(143,340)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(345,191)	38,874	(174,614)
Net (decrease) increase in cash, cash equivalents and restricted cash	(132,847)	618,762	732,402
Cash, cash equivalents and restricted cash at beginning of period	6,238,956	5,620,194	4,887,792
Cash, cash equivalents and restricted cash at end of period	$6,106,109	$6,238,956	$5,620,194
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income	$131,234	$57,367	$180,878
Income taxes, net of refunds	$253,652	$175,148	$43,859
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
As of December 31, 2024 and 2023, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $840 million and $940 million of assets and $578 million and $592 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2024 and 2023 cash and cash equivalents balance is $1.6 billion and $1.5 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis. These amounts due to our clients are included in accounts payable, client accounts.
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
Business Combinations
During 2024, 2023 and 2022, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate for the years ended December 31, 2024, 2023 and 2022.
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
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2024, 2023 and 2022, there were no significant impairment charges.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2024, 2023 and 2022, there were no significant impairment charges.
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
For the year ended December 31, 2024, as part of a refresh of the fair values of reporting units, as of July 1, 2024, three of our reporting units were assessed under quantitative analysis to support future qualitative evaluation. As of October 1, as required by our policy to perform goodwill tests annually as of October 1, 2024 these three reporting units were also assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. As of October 1, 2024, the remaining three reporting units with goodwill were assessed under quantitative analysis to support future qualitative evaluation. All of our reporting units assessed under the quantitative analysis primarily used a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics.
For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the year ended December 31, 2022, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. No impairment charges were recorded for the years ended December 31, 2024, 2023 and 2022.
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
Income Taxes
We account for income taxes using the liability method which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States state and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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
We treat the taxes due on future Global Intangible Low-Taxed Income (“GILTI”) inclusions in United States taxable income as a current-period expense when incurred.

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
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period we experience lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the years ended December 31, 2024, 2023 and 2022, we recorded business interruption insurance recoveries of $51.3 million, $41.5 million and $38.8 million, respectively. The recoveries were for a variety of claims and primarily recorded as revenue.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the year ended December 31, 2024, we recorded net foreign currency transaction gains of $14.7 million. For the years ended December 31, 2023 and December 31, 2022, we recorded net foreign currency transaction losses of $74.5 million and $55.8 million, respectively.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the event occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. Advertising expenses of $750.9 million, $706.2 million and $588.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, were recorded as a component of direct operating expenses. Advertising expenses of $54.6 million, $47.7 million and $32.0 million for the years ended December 31, 2024, 2023 and 2022, respectively, were recorded as a component of selling, general and administrative expenses.
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
Accounting Standards Updates (ASU)
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions,” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. We adopted this guidance on January 1, 2024. The adoption did not and is not expected to have a material impact on our consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss. We adopted this guidance as of January 1, 2024 for the year ended December 31, 2024 and retrospectively for the years ended December 31, 2023 and 2022, respectively. The Company’s Chief Executive Officer is the CODM and evaluates the operating performance of the Company’s operating segments based on AOI. The CODM uses segment AOI for evaluating performance of each segment and for making decisions on allocating capital and other resources to each segment. We have not identified any segments expenses that are considered significant and segment expenses are not regularly provided to the CODM. Other segments items are direct operating expenses and selling, general and administrative expenses (excluding acquisition expenses, amortization of non-recoupable ticketing contract advance, Astroworld estimated loss contingencies and stock-based compensation expense) which is the difference between each operating segment’s revenue and AOI as shown in Note 12 – Segments and Revenue Recognition. The adoption did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. This guidance is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance is to be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.
NOTE 2—CORRECTION OF ERRORS IN PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS
As previously disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024, in calculating our income taxes for the three and nine months ended September 30, 2024, we identified errors in our previously issued financial statements for the years ended December 31, 2023 and December 31, 2022 related to the measurement of income tax expense for certain foreign subsidiaries statutory earnings. These errors were non-cash items that had no impact to our cash paid for income taxes.
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
The effects of the error corrections on our unaudited consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024, June 30, 2023 and March 31, 2023, as well as for the six months ended June 30, 2024 and June 30, 2023 are presented in the tables below. There were no errors in our previously issued statements of cash flows that impacted net operating, investing and financing activities for the three months ended June 30, 2024 and March 31, 2024. We have disclosed the effects of the error corrections on our previously issued financial statements for the three and nine months ended September 30, 2023 as well as our consolidated balance sheet as of December 31, 2023 in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024. Furthermore, the effects of the error corrections on our consolidated statements of operations, comprehensive income (loss), and cash flows for the years ended December 31, 2023 and December 31, 2022 are also presented in the tables below.
The consolidated statements of stockholders’ equity for the years ended December 31, 2023 and December 31, 2022 have also been revised to reflect the impacts to net earnings and redeemable noncontrolling interests.

The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of operations for the three months ended March 31, 2024 and for the six months ended June 30, 2024. There was no revision for the three months ended June 30, 2024.

	Three Months Ended March 31, 2024			Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	As Reported	Adjustments	As Revised	As Reported	As Revised
	(unaudited, in thousands except per share data)
Direct operating expenses	$2,646,457	$4,883	$2,651,340	$4,408,209	$7,059,549
Operating income (loss)	(36,507)	(4,883)	(41,390)	465,819	424,429
Income (loss) before income taxes	3,197	(4,883)	(1,686)	456,392	454,706
Income tax expense	35,414	5,605	41,019	80,164	121,183
Net income (loss)	(32,217)	(10,488)	(42,705)	376,228	333,523
Net income attributable to noncontrolling interests	14,516	(2,746)	11,770	78,258	90,028
Net income (loss) attributable to common stockholders of Live Nation	(46,733)	(7,742)	(54,475)	297,970	243,495
Basic net income (loss) per common share available to common stockholders of Live Nation	(0.53)	(0.03)	(0.56)	1.05	0.48
Diluted net income (loss) per common share available to common stockholders of Live Nation	(0.53)	(0.03)	(0.56)	1.03	0.48
The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of comprehensive income (loss) for the three months ended March 31, 2024 and for the six months ended June 30, 2024. There was no revision for the three months ended June 30, 2024.

	Three Months Ended March 31, 2024			Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	As Reported	Adjustments	As Revised	As Reported	As Revised
	(unaudited, in thousands)
Net income (loss)	$(32,217)	$(10,488)	$(42,705)	$376,228	$333,523
Comprehensive income (loss)	(23,849)	(10,488)	(34,337)	217,654	183,317
Comprehensive income attributable to noncontrolling interests	14,516	(2,746)	11,770	78,258	90,028
Comprehensive income (loss) attributable to common stockholders of Live Nation	(38,365)	(7,742)	(46,107)	139,396	93,289

The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of operations for the three months ended March 31, 2023, June 30, 2023 and for the six months ended June 30, 2023:

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Revised
	(unaudited, in thousands except per share data)
Revenue	$3,127,390	$(2,831)	$3,124,559	$5,630,723	$(2,209)	$5,628,514	$8,753,073
Direct operating expenses	2,115,589	8,793	2,124,382	4,164,778	2,563	4,167,341	6,291,723
Operating income	142,776	(11,624)	131,152	386,371	(4,772)	381,599	512,751
Income before income taxes	68,032	(11,624)	56,408	372,985	(4,772)	368,213	424,621
Income tax expense	23,840	—	23,840	41,648	11,313	52,961	76,801
Net income	44,192	(11,624)	32,568	331,337	(16,085)	315,252	347,820
Net income attributable to noncontrolling interests	47,361	(13,120)	34,241	37,655	7,577	45,232	79,473
Net income (loss) attributable to common stockholders of Live Nation	(3,169)	1,496	(1,673)	293,682	(23,662)	270,020	268,347
Basic net income (loss) per common share available to common stockholders of Live Nation	(0.25)	—	(0.25)	1.04	(0.11)	0.93	0.69
Diluted net income (loss) per common share available to common stockholders of Live Nation	(0.25)	—	(0.25)	1.02	(0.10)	0.92	0.68
The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of comprehensive income for the three months ended March 31, 2023, June 30, 2023 and for the six months ended June 30, 2023:

	Three Months Ended March 31, 2023			Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised	As Revised
	(unaudited, in thousands)
Net income	$44,192	$(11,624)	$32,568	$331,337	$(16,085)	$315,252	$347,820
Comprehensive income	116,843	(11,624)	105,219	408,015	(16,085)	391,930	497,149
Comprehensive income attributable to noncontrolling interests	47,361	(13,120)	34,241	37,655	7,577	45,232	79,473
Comprehensive income attributable to common stockholders of Live Nation	69,482	1,496	70,978	370,360	(23,662)	346,698	417,676

The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of operations for the year ended December 31, 2023:

	Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
	(in thousands except per share data)
Revenue	$22,749,073	$(22,756)	$22,726,317
Direct operating expenses	17,292,016	(41,486)	17,250,530
Operating income	1,066,203	18,730	1,084,933
Income before income taxes	894,544	18,730	913,274
Income tax expense	160,227	49,249	209,476
Net income	734,317	(30,519)	703,798
Net income attributable to noncontrolling interests	171,037	(24,132)	146,905
Net income attributable to common stockholders of Live Nation	563,280	(6,387)	556,893
Basic net income per common share available to common stockholders of Live Nation	1.38	(0.03)	1.35
Diluted net income per common share available to common stockholders of Live Nation	1.37	(0.03)	1.34
The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of comprehensive income for the year ended December 31, 2023:

	Year ended December 31, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$734,317	$(30,519)	$703,798
Comprehensive income	851,843	(30,519)	821,324
Comprehensive income attributable to noncontrolling interests	171,037	(24,132)	146,905
Comprehensive income attributable to common stockholders of Live Nation	680,806	(6,387)	674,419
The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of cash flow for the year ended December 31, 2023:

	Year Ended December 31, 2023
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$734,317	$(30,519)	$703,798
Increase in accounts receivable	(550,670)	24,931	(525,739)
Increase in accounts payable, accrued expenses and other liabilities	460,496	(10,126)	450,370
Increase in deferred revenue	133,023	7,894	140,917
Net cash provided by operating activities	1,370,794	(7,820)	1,362,974
Net increase in cash, cash equivalents and restricted cash	626,582	(7,820)	618,762
Cash, cash equivalents and restricted cash at beginning of period	5,612,374	7,820	5,620,194

The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of operations for the year ended December 31, 2022:

	Year Ended December 31, 2022
	As Reported	Adjustments	As Revised
	(in thousands except per share data)
Direct operating expenses	$12,337,524	$10,087	$12,347,611
Operating income	732,118	(10,087)	722,031
Other expense, net	36,379	4,836	41,215
Income before income taxes	505,447	(14,923)	490,524
Income tax expense	96,254	19,687	115,941
Net income	409,193	(34,610)	374,583
Net income attributable to noncontrolling interests	113,207	(5,064)	108,143
Net income attributable to common stockholders of Live Nation	295,986	(29,546)	266,440
Basic net income per common share available to common stockholders of Live Nation	0.66	(0.13)	0.53
Diluted net income per common share available to common stockholders of Live Nation	0.64	(0.12)	0.52
The following table presents the impact of correcting the errors on the affected line items of our consolidated statements of comprehensive income for the year ended December 31, 2022:

	Year Ended December 31, 2022
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$409,193	$(34,610)	$374,583
Other comprehensive income, net of tax, foreign currency translation adjustments	8,047	4,836	12,883
Comprehensive income	467,081	(29,774)	437,307
Comprehensive income attributable to noncontrolling interests	113,207	(5,064)	108,143
Comprehensive income attributable to common stockholders of Live Nation	353,874	(24,710)	329,164
The following table presents the impact of correcting the errors on the affected line items of our consolidated statement of cash flow for the for the year ended December 31, 2022:

	Year Ended December 31, 2022
	As Reported	Adjustments	As Revised
	(in thousands)
Net income	$409,193	$(34,610)	$374,583
Increase in accounts receivable	(463,977)	19,474	(444,503)
Increase in accounts payable, accrued expenses and other liabilities	1,002,158	26,014	1,028,172
Increase in deferred revenue	367,617	(7,894)	359,723
Net cash provided by operating activities	1,832,063	2,984	1,835,047
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(179,450)	4,836	(174,614)
Net increase in cash, cash equivalents and restricted cash	724,582	7,820	732,402
Cash, cash equivalents and restricted cash at end of period	5,612,374	7,820	5,620,194

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
Property, plant and equipment consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Land, buildings and improvements	$2,325,929	$2,043,595
Computer equipment and capitalized software	867,294	888,065
Furniture and other equipment	757,803	646,966
Construction in progress	386,880	317,028
Property, plant and equipment, gross	4,337,906	3,895,654
Less: accumulated depreciation	1,896,034	1,794,191
Property, plant and equipment, net	$2,441,872	$2,101,463

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2024 and 2023:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and Other (1)	Total
		(in thousands)
Balance as of December 31, 2022:
Gross carrying amount	$824,785	$563,210	$148,022	$188,596	$35,736	$1,760,349
Accumulated amortization	(316,581)	(209,518)	(58,588)	(97,931)	(27,109)	(709,727)
Net	508,204	353,692	89,434	90,665	8,627	1,050,622
Gross carrying amount:
Acquisitions and additions—current year	136,117	46,767	77,329	—	21,789	282,002
Acquisitions and additions—prior year	(1,830)	(6,681)	(11)	—	—	(8,522)
Foreign exchange	57,797	17,070	3,960	8,151	(104)	86,874
Other (2)	(91,612)	(36,930)	(2,512)	(13,254)	(37,201)	(181,509)
Net change	100,472	20,226	78,766	(5,103)	(15,516)	178,845
Accumulated amortization:
Amortization	(103,756)	(75,994)	(22,186)	(18,390)	(17,303)	(237,629)
Foreign exchange	(7,900)	(3,019)	(1,132)	(1,448)	(408)	(13,907)
Other (2)	91,612	36,882	2,688	13,733	38,775	183,690
Net change	(20,044)	(42,131)	(20,630)	(6,105)	21,064	(67,846)
Balance as of December 31, 2023:
Gross carrying amount	925,257	583,436	226,788	183,493	20,220	1,939,194
Accumulated amortization	(336,625)	(251,649)	(79,218)	(104,036)	(6,045)	(777,573)
Net	588,632	331,787	147,570	79,457	14,175	1,161,621
Gross carrying amount:
Acquisitions and additions—current year	68,453	52,406	35,273	7,331	7,551	171,014
Acquisitions and additions—prior year	826	4,066	3	—	—	4,895
Foreign exchange	(96,995)	(32,993)	(6,954)	(14,096)	(709)	(151,747)
Other (2)	(77,947)	(39,343)	(23,930)	(14,240)	(825)	(156,285)
Net change	(105,663)	(15,864)	4,392	(21,005)	6,017	(132,123)
Accumulated amortization:
Amortization	(111,711)	(86,637)	(23,978)	(17,791)	(9,142)	(249,259)
Foreign exchange	29,331	12,013	2,185	5,096	89	48,714
Other (2)	79,707	39,892	24,066	11,763	1,432	156,860
Net change	(2,673)	(34,732)	2,273	(932)	(7,621)	(43,685)
Balance as of December 31, 2024:
Gross carrying amount	819,594	567,572	231,180	162,488	26,237	1,807,071
Accumulated amortization	(339,298)	(286,381)	(76,945)	(104,968)	(13,667)	(821,259)
Net	$480,296	$281,191	$154,235	$57,520	$12,570	$985,812
___________________
(1) Other primarily includes intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets.

Included in the current year acquisitions amounts above for 2024 are definite-lived intangible assets primarily associated with the acquisitions of certain festival promotion, venue and artist management businesses located in the United States.
Included in the current year acquisitions amounts above for 2023 are definite-lived intangible assets primarily associated with the acquisitions of certain venue and artist management businesses located in the United States, a concert and festival promotion business in Australia, a promotion business in South America, as well as additions for music publishing rights.
The additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted-Average Life
	2024	2023
	(in years)
Revenue-generating contracts	9	5
Client/vendor relationships	5	4
Trademarks and naming rights	6	0
Technology	3	3
Venue management	6	11
All categories	7	8
Amortization of definite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022 was $249.3 million, $237.6 million and $216.9 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2024:

(in thousands)
2025	$223,347
2026	$187,016
2027	$149,931
2028	$129,323
2029	$109,702
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names and cryptocurrency assets. These indefinite-lived intangible assets had a carrying value of $380.6 million and $377.3 million as of December 31, 2024 and 2023, respectively.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2024 and 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2022:
Goodwill	$1,349,426	$979,742	$635,575	$2,964,743
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	914,063	979,742	635,575	2,529,380

Acquisitions—current year	90,298	—	—	90,298
Acquisitions—prior year	1,657	143	—	1,800
Dispositions	(6,183)	—	—	(6,183)
Foreign exchange	4,381	32,645	39,145	76,171

Balance as of December 31, 2023:
Goodwill	1,439,579	1,012,530	674,720	3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,004,216	1,012,530	674,720	2,691,466

Acquisitions—current year	41,095	507	1,015	42,617
Acquisitions—prior year	4,136	—	—	4,136
Foreign exchange	(22,708)	(48,816)	(45,784)	(117,308)

Balance as of December 31, 2024:
Goodwill	1,462,102	964,221	629,951	3,056,274
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,026,739	$964,221	$629,951	$2,620,911
Included in the current year acquisitions amounts above for 2024 is goodwill primarily associated with the acquisitions of an artist management business and certain festival and concert promotion businesses located in the United States.
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
Investments in Nonconsolidated Affiliates
During the year ended December 31, 2024, 2023 and 2022, there were no significant sales of investments in nonconsolidated affiliates.

NOTE 4—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating lease cost	$264,339	$274,731
Variable and short-term lease cost	182,372	205,768
Sublease income	(6,006)	(7,687)
Net lease cost	$440,705	$472,812
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
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$249,052	$259,664
Lease assets obtained in exchange for lease obligations, net of terminations	$249,501	$181,729

Future maturities of our operating lease liabilities at December 31, 2024 are as follows:

(in thousands)
2025	$258,840
2026	225,767
2027	251,785
2028	234,272
2029	213,955
Thereafter	1,943,700
Total lease payments	3,128,319
Less: Interest	1,294,647
Present value of lease liabilities	$1,833,672

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2024	2023
Weighted average remaining lease term (in years)	14.5	13.0
Weighted average discount rate	6.24%	6.16%
As of December 31, 2024, we have additional operating leases that have not yet commenced with total lease payments of $201.1 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2025 to June 2030 with lease terms ranging from 3 to 28 years.

NOTE 5—LONG-TERM DEBT
In November 2024, we amended our senior secured credit facility and added a new venue expansion revolving credit facility of $400.0 million, which resulted in a total available revolving borrowing capacity of $1.7 billion. In November 2024, we repaid $575.0 million principal outstanding on our 4.875% senior notes. In December 2024, we issued $1.1 billion principal amount of 2.875% convertible senior notes due 2030 and repurchased $316.0 million aggregate principal amount of the 2.0% convertible senior notes due 2025.
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$828,163	$836,903
Revolving credit facility	—	370,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.875% Senior Notes due 2024	—	575,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	83,957	400,000
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
2.875% Convertible Senior Notes due 2030	1,100,000	—
Other debt	529,257	511,210
Total principal amount	6,491,377	6,643,113
Less: unamortized discounts and debt issuance costs	(53,308)	(49,701)
Total debt, net of unamortized discounts and debt issuance costs	6,438,069	6,593,412
Less: current portion	260,901	1,134,386
Total long-term debt, net	$6,177,168	$5,459,026
Future maturities of debt at December 31, 2024 are as follows:

(in thousands)
2025	$260,901
2026	1,421,182
2027	2,153,632
2028	1,515,468
2029	1,103,078
Thereafter	37,116
Total	$6,491,377
All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 7 – Fair Value Measurements for discussion of the fair value measurement of our debt.

Amended Senior Secured Credit Facility
In November 2024, we amended our senior secured credit facility and entered into Amendment No. 12 (the “Amendment”) to our Credit Agreement (as amended by Amendment No. 12, the “Amended Credit Agreement”). The Amendment provides for, among other things, a new $400.0 million revolving credit facility to be used for venue financing or other general corporate purposes, which resulted in a revolving credit facility with a total available borrowing capacity of up to $1.7 billion including a $250.0 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for swingline borrowings. The revolving credit facility allows for a $780.0 million sublimit for borrowings in U.S. Dollars, Euros, or Sterling, and a $260.0 million sublimit for borrowings in those or one or more other approved non-U.S. currencies. The revolving credit facility will be available to us and, if designated in the future, certain of our foreign subsidiaries. The Amended Credit Agreement provides for the right, subject to certain conditions, to increase the term B loan and revolving facilities by an amount not to exceed an amount equal to the sum of (x) $1.625 billion, (y) the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio, on a pro-forma basis after giving effect to such increase, is no greater than 4.50x.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $20.9 million, $1.68 billion was available for future borrowings from our revolving credit facility as of December 31, 2024.
The revolving credit facility matures on November 5, 2029, provided, that if (x) any of the term loan B, our 6.5% Senior Secured Notes due 2027, or our 4.75% Senior Notes due 2027 remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500.0 million and (y) our consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500.0 million, then the maturity date of the amended senior secured credit facility will instead be such date.
During the three months ended December 31, 2024, we repaid $585.0 million under our senior secured revolving credit facility, which was used to repay the $575.0 million principal amount plus accrued interest on our 4.875% senior notes that matured on November 1, 2024. No material gain or loss was recorded as a result of this repayment.
During the three months ended March 31, 2024, we repaid $370.0 million of principal related to our revolving credit facility that had been outstanding as of December 31, 2023. No material gain or loss was recorded as a result of this repayment.
6.5% Senior Secured Notes Due 2027
At December 31, 2024, we had $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year and the notes will mature on May 15, 2027. On or after May 15, 2023 we may redeem some or all of the notes at any time at redemption prices starting at 104.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.

3.75% Senior Secured Notes due 2028
At December 31, 2024, we had $500.0 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, and will mature on January 15, 2028. On or after January 15, 2024, we may redeem some or all of the notes at any time at redemption prices starting at 102.813% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries.
5.625% Senior Notes Due 2026
At December 31, 2024, we had $300.0 million principal amount of 5.625% senior notes due 2026. Interest on the notes is payable semi-annually in cash in arrears on March 15 and September 15 of each year, and the notes will mature on March 15, 2026. On or after March 15, 2021, we may redeem some or all of the notes at any time at redemption prices that start at 104.219% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus any accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
4.75% Senior Notes Due 2027
At December 31, 2024, we had $950.0 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. On or after October 15, 2022, we may redeem some or all of the notes at any time at redemption prices starting at 103.563% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
2.0% Convertible Senior Notes Due 2025
At December 31, 2024, we had $84.0 million principal amount of 2.0% convertible senior notes due 2025. Interest on the notes is payable semiannually in arrears on February 15 and August 15, at a rate of 2.0% per annum. The notes will mature on February 15, 2025. On or after November 15, 2024, the notes are convertible without condition, at an initial conversion rate of 9.4469 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $70.57 on January 29, 2020 prior to issuing the notes. Upon conversion, the notes will be settled with a combination of cash and shares of common stock. Assuming we fully settled the remaining notes in shares, the maximum number of shares that could be issued to satisfy the conversion is currently 1.2 million.
As of December 31, 2024, the value of the remaining notes, if converted and fully settled in shares, exceeded the principal amount of the notes by $18.8 million.
3.125% Convertible Senior Notes due 2029
At December 31, 2024, we had $1.0 billion principal amount of 3.125% convertible senior notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of December 31, 2024.
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

As of December 31, 2024, the remaining period for the unamortized debt issuance costs balance of $10.7 million was approximately four years and the value of the notes, if converted and fully settled in shares, exceeded the principal amount of the notes by $194.8 million. As of December 31, 2024, the effective interest rate on the notes was 3.17%.
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
2.875% Convertible Senior Notes due 2030
In December 2024, we issued $1.1 billion principal amount of 2.875% convertible senior notes due 2030 (the “2030 Notes”). Interest on the 2030 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2025, at a rate of 2.875% per annum. The notes will mature on January 15, 2030. The notes will be convertible, under certain circumstances, until October 15, 2029, and on or after such date without condition, at an initial conversion rate of 5.2005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 40.0% conversion premium based on the last reported sale price for our common stock of $137.35 on December 3, 2024 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 8.0 million as of December 31, 2024.
We may redeem for cash all or any portion of the notes, at our option, on or after January 24, 2028 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the notes, the holders of the 2030 Notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
As of December 31, 2024, the remaining period for the unamortized debt issuance costs balance of $17.8 million was approximately five years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2024, the effective interest rate on the notes was 2.913%.
Interest Cost on Convertible Senior Notes
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes due 2025, 2029 and 2030 for the year ended December 31, 2024, convertible senior notes due 2025 and 2029 for the year ended December 31, 2023 and convertible senior notes due 2023 and 2025 for the year ended December 31, 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$41,202	$27,460	$21,750
Amortization of debt issuance costs	4,095	3,912	3,710
Total interest cost recognized on the convertible senior notes	$45,297	$31,372	$25,460
Debt Extinguishment
In conjunction with the issuance of the 2030 Notes, we used the net proceeds to repay $585.0 million outstanding amounts under our senior secured revolving credit facility and to repurchase $316.0 million principal amount of the 2.0% convertible notes due 2025, resulting in a loss on extinguishment of debt of $2.0 million and a charge to additional paid-in capital for the induced conversion of $94.0 million.
On October 31, 2024, we drew down $585.0 million from our senior secured revolving credit facility, and on November 1, 2024, we used these funds to repay the $575.0 million principal amount plus accrued interest on our 4.875% senior notes.
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

Other Debt
As of December 31, 2024, other debt includes $275.0 million due in 2026 acquired as part of an acquisition of a controlling interest in a venue business in the United States during 2023, $120.4 million for a Euro denominated note due in 2025, debt to noncontrolling interest partners of $29.4 million and capital leases of $4.8 million. Our other debt has a weighted average cost of debt of 4.4% and maturities at various dates through September 2050.
Debt Covenants
Our amended senior secured credit facility contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. The amended senior secured credit facility agreement contains a financial covenant that requires us to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the Amended Credit Agreement) that ranges from 6.75x to 5.25x, with the first step down of 0.50x occurring on March 31, 2026 and additional step downs of 0.50x occurring annually thereafter.
The indentures governing our 6.5% senior secured notes, 3.75% senior secured notes, 4.75% senior notes and 5.625% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness and issue preferred stock, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing. All of these notes contain two incurrence-based financial covenants, as defined, requiring a minimum fixed charge coverage ratio of 2.0x and a maximum secured indebtedness leverage ratio of 3.5x.
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
As of December 31, 2024, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2025.
Subsequent Event
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of the 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to the convertible holders.

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
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt does not exceed 3.445%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured credit facility term loan B, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2024, there is no ineffective portion or amount excluded from effectiveness testing.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2024				Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Cash equivalents	$734,814	$—	$—	$734,814	$580,126	$—	$—	$580,126
Interest rate swaps	—	29,251	—	29,251	—	39,232	—	39,232
Forward currency contracts	—	9,462	—	9,462	—	156	—	156
Investments in nonconsolidated affiliates	122	—	—	122	865	—	—	865
Total	$734,936	$38,713	$—	$773,649	$580,991	$39,388	$—	$620,379
Liabilities:
Equity awards	$—	$—	$6,300	$6,300	$—	$—	$5,938	$5,938
Forward currency contracts	—	380	—	380	—	6,468	—	6,468
Put option	—	—	—	—	—	—	2,980	2,980
Contingent consideration	—	—	48,311	48,311	—	—	106,265	106,265
Total	$—	$380	$54,611	$54,991	$—	$6,468	$115,183	$121,651
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
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2024 and 2023.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2024 and 2023:

	Estimated Fair Value at:
	December 31, 2024	December 31, 2023
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,213,896	$1,222,608
3.75% Senior Secured Notes due 2028	$472,635	$469,515
4.875% Senior Notes due 2024 (1)	$—	$570,412
5.625% Senior Notes due 2026	$299,529	$297,606
4.75% Senior Notes due 2027	$919,049	$913,653
2.0% Convertible Senior Notes due 2025 (2)	$103,032	$423,668
3.125% Convertible Senior Notes due 2029	$1,365,560	$1,136,160
2.875% Convertible Senior Notes due 2030 (2)	$1,105,852	$—
___________________

(1)	In November 2024, we repaid $575.0 million principal amount outstanding on our 4.875% senior notes.
(2)
 In December 2024, we issued $1.1 billion principal amount of 2.875% convertible senior notes due 2030 and repurchased $316.0 million aggregate principal amount of the 2.0% convertible senior notes due 2025.

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
For the year ended December 31, 2024, we recorded a gain related to an investment in a nonconsolidated affiliate of $31.8 million, as well as, a gain related to a warrant in a nonconsolidated affiliate of $41.5 million, as a component of other income, net. To calculate the gain on the investment, we remeasured the investment to fair value of $142.2 million using an observable price from orderly transactions for a similar investment of the same issuer. We remeasured the warrant to fair value of $66.9 million using an option pricing model.
For the year ended December 31, 2024, we also recorded a gain related to an investment in a nonconsolidated affiliate of $24.4 million, as a component of other income, net. The gain was related to the acquisition of a controlling interest in a concert business, which was previously accounted for as an equity-method investment. To calculate the gain, we remeasured the investment to fair value of $35.9 million using the income approach method.
The key inputs in these fair value measurements include a future cash flow projection, including revenue, profit margins, and adjustment related to discount for lack of marketability. The key inputs used for these non-recurring fair value measurements are considered Level 3 inputs.
For the years ended December 31, 2023 and 2022, there were no significant non-recurring fair value measurements.

NOTE 8—COMMITMENTS AND CONTINGENT LIABILITIES
We have non-cancelable contracts related to minimum performance payments with various artists, other event-related costs and nonrecoupable ticketing contract advances. We also have commitments relating to additions to property, plant, and equipment under certain construction commitments for facilities and venues.
As of December 31, 2024, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2025	$2,641,395	$32,841
2026	907,072	6,759
2027	312,236	5,273
2028	398,417	3,572
2029	149,307	7,501
Thereafter	481,198	62,621
Total	$4,889,625	$118,567
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2024, we have accrued $1.5 million in other current liabilities and $11.8 million in other long-term liabilities and, as of December 31, 2023, we had accrued $14.9 million in other current liabilities and $6.8 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which were accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2024, we have accrued $39.3 million in other current liabilities and $9.0 million in other long-term liabilities and, as of December 31, 2023, we had accrued $83.9 million in other current liabilities and $22.3 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending July 2049. See Note 7 – Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2024 and 2023, we guaranteed the debt of third parties of approximately $19.4 million and $19.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

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
During the year ended December 31, 2024, all remaining wrongful death lawsuits were settled, and, with the exception of a small number of claims that are subject to a show cause dismissal order, all pending personal injury lawsuits filed against the Company have also been settled. As a result, we recognized $454.9 million for the year ended December 31, 2024 within selling, general and administrative expenses for the estimated probable losses in excess of our expected insurance recoveries. The amounts recorded as of December 31, 2024 represent our best estimate of the ultimate loss associated with all remaining lawsuits and claims.
Our assessment of loss, which resulted from a complex series of judgments about future events and uncertainties, is based on estimates and assumptions that have been deemed reasonable by management, but that may prove to be incomplete or inaccurate, and unanticipated events and circumstances may occur that might cause us to change those estimates and assumptions or recognize additional losses.
Department of Justice Complaint
In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The Complaint requests various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, and other forms of relief. Certain states also seek unspecified damages for their citizens. The Company believes it has substantial defenses to the claims asserted in the lawsuit and will vigorously defend itself.
The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. The Company filed a motion to dismiss certain claims in the Amended Complaint in September 2024.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, the Company filed a motion to dismiss the lawsuit. The Company believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.
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

NOTE 9—CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS
Transactions Involving Related Parties
There were no significant related-party transactions for certain relationships discussed below.
Liberty Media
Two current members of our board of directors were originally nominated by Liberty Media pursuant to a stockholder agreement. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of our board of directors.
Atlanta Braves
One current member of Liberty Media’s board of directors has a significant ownership interest in Atlanta Braves Holdings, Inc. (“Atlanta Braves”). We lease a venue from, and provide ticketing services to the Atlanta Braves and pay royalty fees and non-recoupable ticketing contract advances. We also receive transaction fees for tickets the Atlanta Braves sells using our ticketing software.
Sirius XM
Our Chief Executive Officer is a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, we purchase advertising from Sirius XM.
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $18.9 million, $27.9 million and $40.7 million were earned in 2024, 2023 and 2022, respectively, and expenses of $5.8 million, $6.3 million and $13.7 million were incurred in 2024, 2023 and 2022, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2024 and 2023, we had accounts receivable and notes receivable balances of $48.0 million and $13.3 million, respectively, due from certain of our equity investees.

NOTE 10—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Current:
Federal	$39,122	$1,250	$658
Foreign	253,442	229,073	103,320
State	24,308	23,171	4,764
Total current	316,872	253,494	108,742
Deferred:
Federal	(557,399)	5,982	6,223
Foreign	(126,423)	(51,209)	(397)
State	(24,748)	1,209	1,373
Total deferred	(708,570)	(44,018)	7,199
Income tax expense (benefit)	$(391,698)	$209,476	$115,941

The domestic income before income taxes was $31.8 million, $237.5 million and $217.0 million for 2024, 2023 and 2022, respectively. Foreign income before income taxes was $707.6 million, $675.8 million and $273.5 million for the years ended ended December 31, 2024, 2023 and 2022, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax liabilities:
Intangible assets	$282,200	$327,249
Leases	210,904	205,757
Other	45,075	38,132
Hedge investments	5,395	7,394
Prepaid expenses	3,802	3,494
Total deferred tax liabilities	547,376	582,026
Deferred tax assets:
Net operating loss carryforwards	763,205	812,034
Accrued expenses	251,416	180,268
Leases	244,476	239,503
Capitalized research and development	90,477	67,516
Interest limitation	69,128	53,698
Other	61,555	30,580
Foreign tax and other credit carryforwards	51,153	51,351
Intangible assets	12,411	48,088
Equity compensation	10,831	11,504
Total gross deferred tax assets	1,554,652	1,494,542
Valuation allowance	569,495	1,194,374
Total net deferred tax assets	985,157	300,168
Net deferred tax assets (liabilities)	$437,781	$(281,858)

Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. The Company recorded valuation allowances of $569.5 million and $1.2 billion as of December 31, 2024 and 2023, respectively. Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions and income in the future. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses relate.
In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized using available positive and negative evidence, including future reversals of temporary differences, tax-planning strategies and future taxable income, to estimate whether sufficient future taxable income will be generated to permit use of deferred tax assets. A significant piece of objective negative evidence evaluated is the cumulative loss incurred over recent years. Such objective negative evidence limits the Company’s ability to consider other subjective positive evidence.
At December 31, 2023, the Company maintained a valuation allowance related to federal, state and foreign deferred tax assets, as there was insufficient evidence to overcome the substantial negative evidence of being in a three year cumulative loss position. At December 31, 2024, the Company is no longer in a three year cumulative loss position and concluded that it is appropriate to release the valuation allowance against a portion of its federal deferred tax assets due to the sustained positive performance and the expected future taxable income. The remaining valuation allowance primarily relates to investments in consolidated partnership and various state and foreign operating losses.
At December 31, 2024 and 2023, we recorded a net deferred tax asset of $437.8 million and a net deferred tax liability of $281.9 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.

As of December 31, 2024, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $215.1 million, $124.5 million and $423.6 million, respectively. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2025. Our net operating losses may be subject to statutory limitations on the amount that can be used in any given year.
As of December 31, 2024, we have United States federal and state deferred tax assets related to credits of $25.4 million and $25.7 million, respectively. Based on current statutory carryforward periods, the credits will expire on various dates beginning in 2031.
The reconciliation of income tax computed at the United States federal statutory rates to income tax expense (benefit) is:

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Income tax expense at United States statutory rate of 21%	$155,280	$187,854	$106,144
Differences between foreign and United States statutory rates	70,469	86,537	34,585
State income taxes, net of federal tax benefits	27,844	22,889	4,893
Nondeductible items	23,898	25,959	32,907
United States income inclusions and exclusions	(10,332)	28,450	(78,061)
Non-United States income inclusions and exclusions	(9,466)	(63,691)	(30,783)
Tax contingencies	674	6,191	728
Tax expense from acquired goodwill	—	7,953	7,596
Other, net	166	784	(879)
Change in valuation allowance	(650,231)	(93,450)	38,811
	$(391,698)	$209,476	$115,941

Income tax expense (benefit) is principally attributable to a non-cash benefit related to the release of the valuation allowance offset by our earnings in foreign tax jurisdictions and state income taxes.
Amounts included in differences between foreign and United States statutory rates are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate.
Amounts included in non-United States income inclusions and exclusions include the favorable inclusion of Mexico’s income from subsidiaries.
Amounts included in United States income inclusions and exclusions include unfavorable inclusions for GILTI under the provisions associated with the Tax Cuts and Jobs Act (“TCJA”).
Nondeductible items for all years presented include the impact of increased nondeductible expenses pursuant to the provisions of the TCJA including nondeductible executive compensation.
The change in valuation allowance for each period presented resulted primarily from changes in the income (loss) within jurisdictions with full valuation allowances.
The other category consists of current and deferred adjustments related to payable and deferred tax assets.

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance at January 1	$30,466	$22,996	$21,330
Additions:
Increase for current year positions	1,451	2,333	751
Increase for prior year positions	1,001	4,453	896
Interest and penalties for prior years	255	1,063	160
Reductions:
Statute lapse for prior year positions	(3)	—	—
Settlements for prior year positions	(3,166)	(379)	(141)
Foreign exchange	(312)	—	—
Balance at December 31	$29,692	$30,466	$22,996

If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $3.7 million. The remaining $26.0 million is related to various tax credits and would remain in place until the statute of limitation for those years expires. As of December 31, 2024, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2024, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2010 through 2024 remain open to examination by the primary tax jurisdictions to which we are subject.
Recent Tax Legislation
In August 2022, the Inflation Reduction Act (IRA) was enacted in the United States, which includes health care, clean energy, and income tax provisions. The income tax provisions amend the Internal Revenue Code to include a 15% corporate alternative minimum tax effective for tax years beginning after December 31, 2022. On September 12, 2024, the Internal Revenue Service released proposed regulations which provide guidance on the application of the corporate alternative minimum tax. The Company is assessing the impact of the proposed regulations; however, there is no material impact for the current period. The Company will continue to monitor to ensure our financial results and related tax disclosures are in compliance with the IRA tax legislation.
On December 20, 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules designed to ensure large multinational enterprises (“MNE”) pay a minimum level of tax arising in each jurisdiction they operate. Over 135 jurisdictions joined a plan to update key elements of the international tax system and provide for a coordinated system of taxation that imposes top-up tax on profits arising in a jurisdiction whenever the effective rate is below the minimum rate. Effective January 1, 2024, many of these jurisdictions have enacted a global 15% minimum effective tax rate. This minimum rate applies to MNE’s with consolidated revenue above €750 million. While additional guidance is expected from the OECD, the current Pillar Two rules do not have a material impact to our financial statement income or tax cash flows for the current period. The Company will continue to monitor further guidance from the OECD and evaluate any impact it may have to our consolidated financial results.

NOTE 11—EQUITY
Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2024	2023
Common shares issued as reported in the consolidated statement of changes in equity	231,295,639	229,785,241
Unissued retirement eligible restricted stock awards	—	4,125
Unvested restricted stock awards	1,480,062	1,472,906
Unvested deferred stock awards issued	1,996,058	2,448,904
Common shares issued as reported in the consolidated balance sheets	234,771,759	233,711,176
Unvested restricted stock awards and unvested deferred stock awards issued will be reflected in the statements of changes in equity at the time of vesting.
For the years ended December 31, 2024, 2023 and 2022, we issued 1.5 million, 1.1 million and 6.5 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 12.4 million shares as of December 31, 2024 is reserved for future issuances under the stock incentive plan (including 1.5 million options, 1.5 million restricted stock awards and 2.0 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. For the years ended December 31, 2024, 2023 and 2022, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2024	2023	2022
		As Revised	As Revised
	(in thousands)
Net income attributable to common stockholders of Live Nation	$896,287	$556,893	$266,440
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(30,049)	(100,940)	(64,601)
Changes in Live Nation’s additional paid-in capital for sales of noncontrolling interests, net of transaction costs	—	—	—
Net transfers of noncontrolling interests	(30,049)	(100,940)	(64,601)
Change from net income attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$866,238	$455,953	$201,839
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
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2025, 2026, 2027, 2028 and 2029 are $606.0 million, $574.7 million, $72.0 million, $67.5 million and $29.8 million, respectively.
Transactions with Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2024, we had outstanding notes receivable and prepayments of $50.0 million in other long-term assets, and as of December 31, 2023, we had outstanding notes receivable and prepayments of $1.9 million in other current assets and $50.0 million in other long-term assets.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2024, 2023 and 2022:

	Cash Flow Hedges	Foreign Currency Items	Total
		As Revised	As Revised
	(in thousands)
Revised Balance at December 31, 2021	$(8,558)	$(144,242)	$(152,800)
Other comprehensive income before reclassifications	49,529	12,883	62,412
Amount reclassified from AOCI	312	—	312
Net other comprehensive income	49,841	12,883	62,724
Balance at December 31, 2022	41,283	(131,359)	(90,076)
Other comprehensive income before reclassifications	5,225	129,459	134,684
Amount reclassified from AOCI	(17,158)	—	(17,158)
Net other comprehensive income (loss)	(11,933)	129,459	117,526
Balance at December 31, 2023	29,350	(1,900)	27,450
Other comprehensive income (loss) before reclassifications	10,529	(354,730)	(344,201)
Amount reclassified from AOCI	(18,361)	—	(18,361)
Net other comprehensive loss	(7,832)	(354,730)	(362,562)
Balance at December 31, 2024	$21,518	$(356,630)	$(335,112)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Year Ended December 31,
	2024	2023	2022
Weighted average common shares—basic	230,124,255	228,628,390	224,809,558
Effect of dilutive shares:
Stock options and restricted stock	2,686,001	2,348,936	6,747,308
Convertible senior notes	3,542,193	—	—
Weighted average common shares—diluted	236,352,449	230,977,326	231,556,866
The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
Options to purchase shares of common stock	—	3,750	3,750
Restricted and deferred stock awards—unvested	1,518,940	2,527,463	2,218,563
Conversion shares related to convertible senior notes	14,946,450	13,004,660	11,864,035
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	16,465,390	15,535,873	14,086,348

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
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates the operating performance of our operating segments based on AOI. The CODM uses segment AOI for evaluating performance of each segment and for making decisions on allocating capital and other resources to each segment. We have not identified any segment expenses that are considered significant and segment expenses are not regularly provided to the CODM. Other segments items are direct operating expenses and selling, general and administrative expenses (excluding acquisition expenses, amortization of non-recoupable ticketing contract advance, Astroworld estimated loss contingencies and stock-based compensation expense) which is the difference between each operating segment’s revenue and AOI.
Concerts
Our Concerts segment involves the promotion of live music events globally in our owned or operated venues and in rented third-party venues, the production of music festivals, the operation and management of music venues, the creation or streaming of associated content and the provision of management and other services to artists. This segment generates revenue from the promotion or production of live music events and festivals in our owned or operated venues and in rented third-party venues, artist management commissions and the sale of merchandise for music artists at events. As a promoter and venue operator, we earn revenue primarily from the sale of tickets, concessions, merchandise, parking, ticket rebates or service charges on tickets sold by Ticketmaster or third-party ticketing platforms, and rental of our owned or operated venues. As an artist manager, we earn commissions on the earnings of the artists and other clients we represent, primarily derived from clients’ earnings for concert tours. Over 97% of Concerts’ revenue, whether related to promotion, venue operations, artist management or artist event merchandising, is recognized on the day of the related event. The majority of consideration for our Concerts segment is collected in advance of or on the day of the event. Consideration received in advance of the event is recorded as deferred revenue or in long-term liabilities if the event is more than twelve months from the balance sheet date. Any consideration not collected by the day of the event is typically received within three months after the event date.

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
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2024 and 2023, we had ticketing contract advances of $158.1 million and $143.9 million, respectively, in prepaid expenses and $128.9 million and $135.6 million, respectively, in long-term advances. We amortized $88.7 million, $83.7 million and $79.0 million for the years ended December 31, 2024, 2023 and 2022 respectively, related to non-recoupable ticketing contract advances.
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
At December 31, 2024, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 41%, 29%, 16% and 14% of this revenue in 2025, 2026, 2027 and thereafter, respectively.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2024, 2023 and 2022:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
2024
Revenue	$19,024,302	$2,988,685	$1,195,019	$(52,381)	$—	$23,155,625
% of Consolidated Revenue	82.2%	12.9%	5.2%	(0.3)%
Other Segment Items	18,494,554	1,865,097	431,242	(24,121)	242,955	21,009,727
AOI	$529,748	$1,123,588	$763,777	$(28,260)	$(242,955)	$2,145,898
Intersegment revenue	$29,633	$22,220	$528	$(52,381)	$—	$—
Capital expenditures	$491,691	$87,925	$24,507	$—	$33,508	$637,631

2023
Revenue (1)	$18,740,913	$2,959,477	$1,095,217	$(69,290)	$—	$22,726,317
% of Consolidated Revenue	82.5%	13.0%	4.8%	(0.3)%
Other Segment Items	18,420,516	1,819,344	420,080	(29,716)	214,974	20,845,198
AOI (2)	$320,397	$1,140,133	$675,137	$(39,574)	$(214,974)	$1,881,119
Intersegment revenue	$17,773	$51,517	$—	$(69,290)	$—	$—
Capital expenditures	$346,392	$68,991	$18,250	$—	$35,118	$468,751

2022
Revenue	$13,494,100	$2,238,618	$968,146	$(19,610)	$—	$16,681,254
% of Consolidated Revenue	80.9%	13.4%	5.8%	(0.1)%
Other Segment Items	13,319,260	1,425,904	376,174	(5,061)	167,882	15,284,159
AOI (2)	$174,840	$812,714	$591,972	$(14,549)	$(167,882)	$1,397,095
Intersegment revenue	$12,821	$8,643	$—	$(21,464)	$—	$—
Capital expenditures	$277,133	$70,739	$19,383	$(17)	$9,680	$376,918
___________________

(1)
Prior period revenue was revised as further discussed in Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the year ended December 31, 2023, the revision decreased our Concerts segment revenue by $22.8 million.

(2)
Prior period AOI was revised as further discussed in Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements. For the years ended December 31, 2023 and December 31, 2022, the revision decreased our Concerts segment AOI by $5.1 million and increased AOI by $5.1 million, respectively. For the years ended December 31, 2023 and December 31, 2022, the revision increased our Ticketing segment AOI by $23.8 million and decreased AOI by $15.2 million, respectively.

The following table sets forth the reconciliation of consolidated AOI to operating income for the for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
	(in thousands)
AOI (1)	$2,145,898	$1,881,119	$1,397,095
Acquisition expenses	128,513	93,664	68,078
Amortization of non-recoupable ticketing contract advance	88,717	83,693	79,043
Depreciation and amortization	549,923	516,797	449,976
Gain on sale of operating assets	(11,015)	(13,927)	(32,082)
Astroworld estimated loss contingencies	454,902	—	—
Stock-based compensation expense	110,348	115,959	110,049
Operating income (1)	$824,510	$1,084,933	$722,031
___________________
(1) For the years ended December 31, 2023 and December 31, 2022, the revision increased our AOI and operating income by $18.7 million for 2023 and decreased our AOI and operating income by $10.1 million for 2022, respectively. See further discussion in Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2024, 2023 and 2022, we had current deferred revenue of $3.7 billion, $3.4 billion and $3.1 billion, respectively.
The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
	(in thousands)
Concerts	$3,046,474	$2,757,149
Ticketing	176,901	142,940
Sponsorship & Advertising	96,988	126,530
	$3,320,363	$3,026,619

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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Selling, general and administrative expenses	$50,668	$40,751	$45,214
Corporate expenses	59,680	75,208	64,835
Total	$110,348	$115,959	$110,049

As of December 31, 2024, there was $103.9 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 2.4 years.
Stock Options
Stock options are granted for a term not exceeding ten years and the non-vested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with us or one of our affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options typically vest over one to four years. In 2024, 2023 and 2022, no stock options were granted.
The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2024		2023		2022
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	2,366	$32.85	3,257	$29.78	7,720	$18.24
Exercised	(851)	30.57	(891)	21.63	(4,461)	9.79
Forfeited or expired	(1)	63.29	—	—	(2)	70.26
Outstanding December 31	1,514	$34.12	2,366	$32.85	3,257	$29.78

Exercisable December 31	1,513	$34.09	2,362	$32.78	3,171	$29.02
Weighted average fair value per option granted		$—		$—		$—
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $60.4 million, $58.3 million and $390.9 million, respectively. Cash received from stock option exercises for the years ended December 31, 2024, 2023 and 2022 was $26.1 million, $19.3 million and $35.8 million, respectively.

There were 7.4 million shares available for future grants under the stock incentive plan at December 31, 2024. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. Vesting dates on the stock options is March 2025, and expiration dates range from January 2025 to March 2031 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/24	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/24	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$15.00 - $19.99	510	1.1	$19.36	510	1.1	$19.36
$20.00 - $24.99	5	1.3	$23.43	5	1.3	$23.43
$25.00 - $29.99	484	2.2	$28.99	484	2.2	$28.99
$30.00 - $44.99	145	3.2	$44.05	145	3.2	$44.05
$45.00 - $60.99	357	4.2	$56.79	357	4.2	$56.79
$61.00 - $89.99	13	6.0	$74.39	12	6.0	$73.19

The total intrinsic value of options outstanding and options exercisable as of December 31, 2024 was $144.4 million and $144.4 million, respectively.
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
For the year ended December 31, 2024, we granted 0.3 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest on the grant date or over a period of one year to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
For the year ended December 31, 2023, we granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest on the grant date or over a period of two months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
For the year ended December 31, 2022, we granted 1.8 million shares of restricted stock and 0.2 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will vest on the grant date or over a period of one month to six years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.

The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2024, 2023 and 2022 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2021	860	$78.48
Granted	2,002	103.34
Forfeited	(22)	80.57
Vested	(1,844)	99.68
Unvested at December 31, 2022	996	$89.22
Granted	841	70.51
Forfeited	(7)	92.06
Vested	(357)	89.93
Unvested at December 31, 2023	1,473	$78.34
Granted	749	96.49
Forfeited	(32)	85.51
Vested	(710)	81.84
Unvested at December 31, 2024	1,480	$85.70
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2024, 2023 and 2022 was $58.1 million, $32.2 million and $183.8 million, respectively.
Deferred Stock
We granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
For the year ended December 31, 2024, we granted 33 thousand shares of deferred stock awards with market conditions under the Company’s stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
For the year ended December 31, 2023, we granted 0.3 million shares of deferred stock awards with market conditions under the Company’s stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
For the year ended December 31, 2022, we granted 2.2 million shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five to six years if specified stock prices are achieved over a specific number of days during the five to six years.
The following assumptions were used to calculate the fair value of the deferred stock awards with market conditions on the date of grant:

	Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	4.17%	4.47%	2.85% - 3.69%
Volatility factors	40.57%	39.33%	45.10% - 45.99%
Weighted average expected life (in years)	4.84	5.22	5.27

The following table presents a summary of our unvested deferred stock awards outstanding at December 31, 2024, 2023 and 2022 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2021	2,192	$26.56
Awarded	2,160	59.79
Forfeited	—	—
Vested	(2,192)	26.56
Unvested at December 31, 2022	2,160	$59.79
Awarded	289	70.47
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2023	2,449	$61.05
Awarded	33	76.61
Forfeited	—	—
Vested	(486)	66.87
Unvested at December 31, 2024	1,996	$59.89

NOTE 14—OTHER INFORMATION

	December 31,
	2024	2023
		As Revised
	(in thousands)
The following details the components of “Other current assets”:
Inventory	$50,145	$45,141
Notes receivable	32,018	43,846
Other	107,365	33,176
Total other current assets	$189,528	$122,163

The following details the components of “Other long-term assets”:
Investments in nonconsolidated affiliates	$504,194	$447,494
Deferred income tax assets	577,932	42,840
Notes receivable	226,021	176,133
Other	472,819	268,382
Total other long-term assets	$1,780,966	$934,849

The following details the components of “Accrued expenses”:
Accrued compensation and benefits	$512,531	$529,987
Accrued event expenses	934,560	1,154,861
Accrued insurance	316,967	264,770
Accrued legal	284,544	24,515
Collections on behalf of others	120,873	82,253
Accrued ticket refunds	18,263	21,196
Other	869,596	953,230
Total accrued expenses	$3,057,334	$3,030,812

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$40,801	$98,835
Other	22,089	29,595
Total other current liabilities	$62,890	$128,430

The following details the components of “Other long-term liabilities”:
Deferred income tax liabilities	$140,151	$324,698
Deferred revenue	120,064	60,555
Contingent and deferred purchase consideration	20,735	29,161
Other	196,813	73,745
Total other long-term liabilities	$477,763	$488,159

NOTE 15—GEOGRAPHIC DATA
The following table provides revenue and long-lived assets, including operating lease assets, for our foreign operations included in the consolidated financial statements:

	Europe	Other Foreign	Total Foreign	Domestic	Consolidated Total
	(in thousands)
2024
Revenue	$4,621,210	$4,160,359	$8,781,569	$14,374,056	$23,155,625
Long-lived assets, including operating lease assets	$825,909	$348,913	$1,174,822	$2,885,083	$4,059,905

2023
Revenue (1)	$4,425,854	$4,085,191	$8,511,045	$14,215,272	$22,726,317
Long-lived assets, including operating lease assets	$819,426	$306,725	$1,126,151	$2,581,701	$3,707,852

2022
Revenue	$3,160,268	$2,474,495	$5,634,763	$11,046,491	$16,681,254
Long-lived assets, including operating lease assets	$771,230	$226,752	$997,982	$2,061,076	$3,059,058
___________________
(1) For the year ended December 31, 2023, the revision decreased our domestic revenue by $22.8 million. See further discussion in Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements.

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
Based on their evaluation as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2024 consolidated financial statements of the Company and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Los Angeles, California
February 20, 2025

ITEM 9B. OTHER INFORMATION

No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the fourth quarter of the fiscal year ended December 31, 2024.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(1)    Prior period financial statements were revised as further discussed in Part II — Financial Information—Item 8.—Financial Statements—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements.
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2024, 2023 and 2022 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other	Balance at End of Period
	(in thousands)
Year ended December 31, 2022	$50,491	$29,281	$(10,364)	$(6,114)	$63,294

Year ended December 31, 2023	$63,294	$32,645	$(10,771)	$(2,818)	$82,350

Year ended December 31, 2024	$82,350	$10,430	$(22,901)	$2,784	$72,663

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2022	$1,219,496	$38,811	$—	$(17,426)	$1,240,881

Year ended December 31, 2023	$1,240,881	$(93,450)	$—	$46,943	$1,194,374

Year ended December 31, 2024	$1,194,374	$(650,231)	$—	$25,352	$569,495
____________
(1)     During 2024, 2023 and 2022, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments.

(a)3. Those exhibits required by Item 601 of Regulation S-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc., as amended.	10-K	001-32601	3.1	2/25/2010
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/7/2013
3.3	Sixth Amended and Restated Bylaws of Live Nation Entertainment, Inc.	8-K	001-32601	3.1	6/17/2022
4.1	Form of Certificate of Designations of Series A Junior Participating Preferred Stock.	8-K	001-32601	4.2	12/23/2005
4.2	Description of Securities.	10-K	001-32601	4.2	3/01/2021
10.1	Stockholder Agreement, dated February 10, 2009, among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc.	8-K	001-32601	10.2	2/13/2009
10.2	Registration Rights Agreement, dated January 25, 2010, among Live Nation, Inc., Liberty Media Corporation and Liberty Media Holdings USA, LLC.	8-K	001-32601	10.1	1/29/2010
10.3	Form of Indemnification Agreement.	10-K	001-32601	10.23	2/25/2010
10.4 §	Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 21, 2024.	8-K	001-32601	10.1	6/14/2024
10.5 §	Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	S-8	333-164507	10.1	1/26/2010
10.6 §	Amendment No. 1 to the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.1	11/4/2010
10.7 §	Form Stock Option Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 21, 2024.	10-Q	001-32601	10.2	6/14/2024
10.8 §	Form Restricted Stock Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 21, 2024.	10-Q	001-32601	10.3	6/14/2024
10.9 §	Form Stock Option Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.4	5/6/2021
10.10 §	Form Restricted Stock Award Agreement for the Amended and Restated Ticketmaster Entertainment, Inc. 2008 Stock and Annual Incentive Plan.	10-Q	001-32601	10.5	5/6/2021
10.11 §	Form of Performance Share Award Agreement for the Live Nation Entertainment, Inc. 2005 Stock Incentive Plan, as amended and restated as of March 21, 2024.	8-K	001-32601	10.4	6/14/2024
10.12 §	Amended and Restated Live Nation, Inc. Stock Bonus Plan.	8-K	001-32601	10.1	1/25/2010
10.13 §	Employment Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	7/6/2022
10.14 §	Performance Share Award Agreement, entered into July 1, 2022, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.2	7/6/2022
10.15 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Joe Berchtold.	8-K	001-32601	10.1	12/23/2022

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.16 §	Employment Agreement, effective as of January 1, 2023, by and between Live Nation Entertainment, Inc. and Michael Rowles.	8-K	001-32601	10.2	12/23/2022
10.17 §	Employment Agreement, effective as of January 1, 2022, between Live Nation Worldwide, Inc. and Brian Capo.	10-Q	001-32601	10.1	5/5/2022
10.18 §	Employment Agreement, effective as of January 1, 2024, between Live Nation Entertainment, Inc. and John Hopmans.	8-K	001-32601	10.1	10/13/2023
10.19	Credit Agreement entered into as of May 6, 2010, among Live Nation Entertainment, Inc., the Foreign Borrowers party thereto, the Guarantors identified therein, the Lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent and J.P. Morgan Europe Limited, as London Agent.	10-Q	001-32601	10.4	8/5/2010
10.20	Amendment No. 1, to the Credit Agreement, dated as of June 29, 2012, entered into by and among Live Nation Entertainment, Inc., the relevant Credit Parties identified therein, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent for the Lenders.	10-Q	001-32601	10.2	8/7/2012
10.21	Amendment No. 2 to the Credit Agreement, dated as of August 16, 2013, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the Lenders, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent and J.P. Morgan Europe Limited, as London agent.	10-Q	001-32601	10.2	5/6/2014
10.22	Amendment No. 3 to the Credit Agreement, dated as of October 31, 2016, entered into by and among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.26	2/23/2017
10.23	Amendment No. 4 to the Credit Agreement, dated June 27, 2017, entered into by Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J. P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.2	8/9/2017
10.24	Amendment No. 5 to the Credit Agreement, dated as of March 28, 2018, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-Q	001-32601	10.3	5/3/2018

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.25	Amendment No. 6 to the Credit Agreement, dated as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, J.P. Morgan Europe Limited, as London agent and the lenders from time to time party thereto.	10-K	001-32601	10.28	2/27/2020
10.26	Amendment No. 7 to the Credit Agreement, dated as of April 9, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	8/5/2020
10.27	Amendment No. 8 to the Credit Agreement, dated as of July 29, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.1	11/5/2020
10.28	Amendment No. 9 to the Credit Agreement, dated as of January 26, 2022, among Live Nation Entertainment, Inc., the Guarantors identified therein, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-K	001-32601	10.31	2/23/2022
10.29	Amendment No. 10 to the Credit Agreement, dated as of February 8, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-Q	001-32601	10.4	5/4/2023
10.30	Amendment No. 11 to the Credit Agreement, dated as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.	10-K	001-32601	10.30	2/22/2024
10.31
Amendment No. 12 to the Credit Agreement, dated as of November 5, 2024, among Live Nation Entertainment, Inc., the Guarantors identified therein, and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, JPMorgan Chase Bank, N.A., Toronto Branch as Canadian Agent, J.P. Morgan Europe Limited, as London Agent and the lenders from time to time party thereto.
						X
10.32	Incremental Term Loan Joinder Agreement No. 1, dated August 20, 2012, by and among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as administrative agent, each Incremental Term Loan Lender defined therein and the relevant Credit Parties identified therein.	10-Q	001-32601	10.2	11/5/2012

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.33	Indenture, dated as of March 20, 2018, by and among Live Nation Entertainment, Inc., the Guarantors defined therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.1	5/3/2018
10.34	First Supplemental Indenture, entered into as of October 17, 2019, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee	10-K	001-32601	10.45	2/27/2020
10.35	Second Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-Q	001-32601	10.4	8/5/2020
10.36	Third Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and The Bank of New York Mellon Trust Company, N.A., as trustee.	10-K	001-32601	10.51	2/22/2024
10.37	Indenture, dated as of March 20, 2018, between Live Nation Entertainment, Inc., and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.2	5/3/2018
10.38	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.39	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.40	Second Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee.	10-K	001-32601	10.55	2/22/2024
10.41	Indenture dated as of February 3, 2020 between Live Nation Entertainment, Inc. and HSBC Bank USA, National Association, as trustee.	10-Q	001-32601	10.1	5/7/2020
10.42	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
10.43	First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.	10-K	001-32601	10.58	2/22/2024
10.44	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.1	5/6/2021
10.45	First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.	10-K	001-32601	10.60	2/22/2024
10.46	Indenture, dated as of January 12, 2023 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.	10-Q	001-32601	10.1	5/4/2023
10.47	Form of Base Capped Call Confirmation.	10-Q	001-32601	10.2	5/4/2023
10.48	Form of Additional Capped Call Confirmation.	10-Q	001-32601	10.3	5/4/2023

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.49	Indenture, dated as of December 6, 2024 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.					X
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	3/01/2021
19.1	Insider Trading Policy.	10-K	001-32601	96	2/22/2024
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-32601	97	2/22/2024
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2025.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 20, 2025

/s/ Joe Berchtold Joe Berchtold	Chief Financial Officer	February 20, 2025

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 20, 2025

/s/ Maverick Carter Maverick Carter	Director	February 20, 2025

/s/ Ping Fu Ping Fu	Director	February 20, 2025

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 20, 2025

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 20, 2025

/s/ Jimmy Iovine Jimmy Iovine	Director	February 20, 2025

/s/ James S. Kahan James S. Kahan	Director	February 20, 2025

/s/ Gregory B. Maffei Gregory B. Maffei	Director	February 20, 2025

/s/ Randall T. Mays Randall T. Mays	Director	February 20, 2025

/s/ Richard A. Paul Richard A. Paul	Director	February 20, 2025

/s/ Latriece Watkins Latriece Watkins	Director	February 20, 2025