Form 10-Q
period 2025-03-31
Live Nation Entertainment, Inc.
filed 2025-05-01
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On April 24, 2025, there were 234,089,506 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,317,712 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

Note: As previously disclosed in Part II—Financial Information—Item 8.—Financial Statements—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements in our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025 and Exhibit No. 99.2 ___ Correction of Errors in Previously Reported Consolidated Financial Statements in our Form 8-K filed with the SEC on February 20, 2025, the revisions are reflected in this Form 10-Q for the three months ended March 31, 2024. These revisions did not change net operating, investing and financing activities on the consolidated statements of cash flows.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
LIBOR	London Inter-Bank Offered Rate
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Ticketmaster	The ticketing business of the Company
VIE	Variable interest entity (as defined under GAAP)

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2025	December 31, 2024
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$7,158,680	$6,095,424
Accounts receivable, less allowance of $73,561 and $72,663, respectively	1,850,779	1,747,316
Prepaid expenses	1,724,956	1,247,184
Restricted cash	9,566	10,685
Other current assets	325,209	189,528
Total current assets	11,069,190	9,290,137
Property, plant and equipment, net	2,687,760	2,441,872
Operating lease assets	1,681,617	1,618,033
Intangible assets
Definite-lived intangible assets, net	1,039,009	985,812
Indefinite-lived intangible assets, net	368,898	380,558
Goodwill	2,703,132	2,620,911
Long-term advances	562,273	520,482
Other long-term assets	1,715,239	1,780,966
Total assets	$21,827,118	$19,638,771
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,973,881	$1,859,678
Accounts payable	310,056	242,978
Accrued expenses	2,445,784	3,057,334
Deferred revenue	6,076,509	3,721,092
Current portion of long-term debt, net	479,897	260,901
Current portion of operating lease liabilities	151,579	153,406
Other current liabilities	79,886	62,890
Total current liabilities	11,517,592	9,358,279
Long-term debt, net	5,928,524	6,177,168
Long-term operating lease liabilities	1,734,376	1,680,266
Other long-term liabilities	537,266	477,763
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,311,555	1,126,302
Stockholders' equity
Common stock	2,322	2,313
Additional paid-in capital	1,906,145	2,059,746
Accumulated deficit	(1,514,747)	(1,546,819)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(280,860)	(335,112)
Total Live Nation stockholders' equity	105,995	173,263
Noncontrolling interests	691,810	645,730
Total equity	797,805	818,993
Total liabilities and equity	$21,827,118	$19,638,771
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands except share and per share data)
Revenue	$3,382,117	$3,799,529
Operating expenses:
Direct operating expenses	2,254,937	2,651,340
Selling, general and administrative expenses	778,922	981,559
Depreciation and amortization	149,455	132,594
Gain on disposal of operating assets	(2,202)	(651)
Corporate expenses	86,236	76,077
Operating income (loss)	114,769	(41,390)
Interest expense	80,343	80,691
Interest income	(34,061)	(43,257)
Equity in earnings of nonconsolidated affiliates	(479)	(84)
Other expense (income), net	2,953	(77,054)
Income (loss) before income taxes	66,013	(1,686)
Income tax expense	19,711	41,019
Net income (loss)	46,302	(42,705)
Net income attributable to noncontrolling interests	23,099	11,770
Net income (loss) attributable to common stockholders of Live Nation	$23,203	$(54,475)

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(0.32)	$(0.56)

Weighted average common shares outstanding:
Basic and diluted	231,220,841	229,471,184

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$23,203	$(54,475)
Accretion of redeemable noncontrolling interests	(98,094)	(75,109)
Net loss available to common stockholders of Live Nation—basic and diluted	$(74,891)	$(129,584)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (loss)	$46,302	$(42,705)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	(1,504)	8,369
Realized gain on cash flow hedge	(3,336)	(4,730)
Foreign currency translation adjustments	59,092	4,729
Comprehensive income (loss)	100,554	(34,337)
Comprehensive income attributable to noncontrolling interests	23,099	11,770
Comprehensive income (loss) attributable to common stockholders of Live Nation	$77,455	$(46,107)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2024	231,295,639	$2,313	$2,059,746	$(1,546,819)	$(6,865)	$(335,112)	$645,730	$818,993	$1,126,302
Cumulative effect of change in accounting principle	—	—	—	8,869	—	—	—	8,869	—
Non-cash and stock-based compensation	—	—	30,153	—	—	—	—	30,153	—
Common stock issued under stock plans, net of shares withheld for employee taxes	566,246	6	(65,015)	—	—	—	—	(65,009)	—
Exercise of stock options	113,393	1	2,605	—	—	—	—	2,606	—
Repurchase of 2.0% convertible senior notes due 2025	182,560	2	(4)	—	—	—	—	(2)	—
Acquisitions	—	—	—	—	—	—	64,942	64,942	60,020
Purchases of noncontrolling interests	—	—	(2,210)	—	—	—	1,526	(684)	(8,996)
Redeemable noncontrolling interests fair value adjustments	—	—	(119,130)	—	—	—	—	(119,130)	119,295
Contributions received	—	—	—	—	—	—	1,593	1,593	3,019
Cash distributions	—	—	—	—	—	—	(28,107)	(28,107)	(5,635)
Other	—	—	—	—	—	—	(7,243)	(7,243)	7,820
Comprehensive income (loss):
Net income	—	—	—	23,203	—	—	13,369	36,572	9,730
Unrealized loss on cash flow hedge	—	—	—	—	—	(1,504)	—	(1,504)	—
Realized gain on cash flow hedge	—	—	—	—	—	(3,336)	—	(3,336)	—
Foreign currency translation adjustments	—	—	—	—	—	59,092	—	59,092	—
Balances at March 31, 2025	232,157,838	$2,322	$1,906,145	$(1,514,747)	$(6,865)	$(280,860)	$691,810	$797,805	$1,311,555

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,443,106)	$(6,865)	$27,450	$604,305	$552,000	$859,930
Non-cash and stock-based compensation	—	—	36,665	—	—	—	—	36,665	—
Common stock issued under stock plans, net of shares withheld for employee taxes	348,102	3	(25,486)	—	—	—	—	(25,483)	—
Exercise of stock options	64,364	1	1,786	—	—	—	—	1,787	—
Acquisitions	—	—	—	—	—	—	16,687	16,687	30,681
Purchases of noncontrolling interests	—	—	2,260	—	—	—	(9)	2,251	(12,216)
Redeemable noncontrolling interests fair value adjustments	—	—	(74,548)	—	—	—	—	(74,548)	74,966
Contributions received	—	—	—	—	—	—	—	—	28
Cash distributions	—	—	—	—	—	—	(48,832)	(48,832)	(7,330)
Other	—	—	—	—	—	—	2,106	2,106	(1,042)
Comprehensive income (loss):
Net income (loss)	—	—	—	(54,475)	—	—	9,762	(44,713)	2,008
Unrealized gain on cash flow hedge	—	—	—	—	—	8,369	—	8,369	—
Realized gain on cash flow hedge	—	—	—	—	—	(4,730)	—	(4,730)	—
Foreign currency translation adjustments	—	—	—	—	—	4,729	—	4,729	—
Balances at March 31, 2024	230,197,707	$2,302	$2,308,595	$(2,497,581)	$(6,865)	$35,818	$584,019	$426,288	$947,025

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$46,302	$(42,705)
Reconciling items:
Depreciation	89,462	70,589
Amortization of definite-lived intangibles	59,993	62,005
Amortization of non-recoupable ticketing contract advances	24,722	24,080
Deferred income taxes	4,271	(5,729)
Amortization of debt issuance costs and discounts	3,684	3,943
Stock-based compensation expense	24,550	31,402
Unrealized changes in fair value of contingent consideration	1,169	12,807
Equity in losses of nonconsolidated affiliates, net of distributions	3,480	3,571
Provision for uncollectible accounts receivable	3,574	1,248
Gain on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(5,467)	(89,840)
Other, net	8,876	(10,386)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(70,535)	(247,337)
Increase in prepaid expenses and other assets	(592,946)	(360,997)
Decrease in accounts payable, accrued expenses and other liabilities	(545,945)	(145,212)
Increase in deferred revenue	2,266,061	1,681,431
Net cash provided by operating activities	1,321,251	988,870
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(6,403)	(31,495)
Collections of notes receivable	9,375	2,639
Investments made in nonconsolidated affiliates	(3,887)	(12,392)
Purchases of property, plant and equipment	(170,791)	(134,053)
Cash paid for acquisition of right-of-use assets	(20,800)	—
Cash acquired from (paid for) acquisitions, net of cash paid (acquired)	(31,346)	10,010
Purchases of intangible assets	(5)	(11,673)
Other, net	6,462	6,265
Net cash used in investing activities	(217,395)	(170,699)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	11,059	562
Payments on long-term debt including extinguishment costs	(86,828)	(373,253)
Contributions from noncontrolling interests	4,612	28
Distributions to noncontrolling interests	(33,742)	(56,162)
Purchases of noncontrolling interests, net	(4,496)	(8,795)
Proceeds from exercise of stock options	2,606	1,787
Taxes paid for net share settlement of equity awards	(65,009)	(25,483)
Payments for deferred and contingent consideration	(1,242)	(16,421)
Other, net	(150)	(619)
Net cash used in financing activities	(173,190)	(478,356)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	131,471	(69,422)
Net increase in cash, cash equivalents and restricted cash	1,062,137	270,393
Cash, cash equivalents and restricted cash at beginning of period	6,106,109	6,238,956
Cash, cash equivalents and restricted cash at end of period	$7,168,246	$6,509,349

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.
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
As of March 31, 2025 and December 31, 2024, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $904 million and $840 million of assets and $611 million and $578 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Our cash and cash equivalents are primarily invested in demand deposits, short-term time deposits and money market funds. The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Included in the March 31, 2025 and December 31, 2024 cash and cash equivalents balance is $1.6 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to our clients on a regular basis, though we may do so from time to time. These amounts due to our clients are included in accounts payable, client accounts.
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
Accounting Standards Updates (ASU)
In August 2023, the FASB issued ASU 2023-05, “Business Combinations—Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement,” which requires joint ventures to initially measure all contributions received upon its formation at fair value. We adopted this guidance prospectively for all joint venture formations with a formation date on or after January 1, 2025. The adoption did not and is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-08, "Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets," which requires measurement of crypto assets at fair value each reporting period with changes in fair value recognized on the income statement. This guidance also requires disclosure on significant holdings, contractual sale restrictions and changes during the reporting period of crypto assets. We adopted ASU 2023-08 on January 1, 2025 under the modified retrospective method and recorded a $8.9 million decrease to the opening balance of accumulated deficit and a corresponding increase to intangible assets. We do not engage in speculative investment activities related to crypto assets.
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
Property, plant and equipment, net consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Land, buildings and improvements	$2,482,152	$2,325,929
Computer equipment and capitalized software	927,670	867,294
Furniture and other equipment	783,865	757,803
Construction in progress	487,754	386,880
Property, plant and equipment, gross	4,681,441	4,337,906
Less: accumulated depreciation	1,993,681	1,896,034
Property, plant and equipment, net	$2,687,760	$2,441,872
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2025:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2024:
Gross carrying amount	$819,594	$567,572	$231,180	$162,488	$26,237	$1,807,071
Accumulated amortization	(339,298)	(286,381)	(76,945)	(104,968)	(13,667)	(821,259)
Net	480,296	281,191	154,235	57,520	12,570	985,812
Gross carrying amount:
Acquisitions and additions—current year	3,624	84,423	1,217	1,677	268	91,209
Foreign exchange	13,205	2,491	1,415	1,494	232	18,837
Other (2)	(13,955)	(14,052)	(11,015)	(23,886)	11,265	(51,643)
Net change	2,874	72,862	(8,383)	(20,715)	11,765	58,403
Accumulated amortization:
Amortization	(24,953)	(20,744)	(7,157)	(4,646)	(2,493)	(59,993)
Foreign exchange	(5,797)	(976)	(604)	(635)	(68)	(8,080)
Other (2)	13,997	13,850	11,045	23,890	85	62,867
Net change	(16,753)	(7,870)	3,284	18,609	(2,476)	(5,206)
Balance as of March 31, 2025:
Gross carrying amount	822,468	640,434	222,797	141,773	38,002	1,865,474
Accumulated amortization	(356,051)	(294,251)	(73,661)	(86,359)	(16,143)	(826,465)
Net	$466,417	$346,183	$149,136	$55,414	$21,859	$1,039,009
__________________
(1) Other primarily includes crypto assets and intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisition of an artist management business located in Latin America.
The 2025 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	3
Client/vendor relationships	10
Venue management	3
All categories	9
Amortization of definite-lived intangible assets for the three months ended March 31, 2025 and 2024 was $60.0 million and $62.0 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2024:
Goodwill	$1,462,102	$964,221	$629,951	$3,056,274
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,026,739	964,221	629,951	2,620,911

Acquisitions—current year	55,549	—	—	55,549
Acquisitions—prior year	(298)	—	—	(298)
Foreign exchange	11,920	6,263	8,787	26,970

Balance as of March 31, 2025:
Goodwill	1,529,273	970,484	638,738	3,138,495
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,093,910	$970,484	$638,738	$2,703,132
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of an artist management business located in Latin America and a venue management business located in Europe.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At March 31, 2025 and December 31, 2024, we had investments in nonconsolidated affiliates of $493.6 million and $504.2 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease expense	$70,028	$65,736
Variable and short-term lease expense	27,722	25,195
Sublease income	(1,602)	(1,409)
Net lease expense	$96,148	$89,522
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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$77,543	$79,177
Lease assets obtained in exchange for lease obligations, net of terminations	$86,559	$10,950
As of March 31, 2025, we have additional operating leases that have not yet commenced, with total lease payments of $694.6 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2025 to June 2030 with lease terms ranging from 7 to 39 years.
NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	March 31, 2025	December 31, 2024
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$825,978	$828,163
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	—	83,957
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
Other debt	582,432	529,257
Total principal amount	6,458,410	6,491,377
Less: unamortized discounts and debt issuance costs	(49,989)	(53,308)
Total debt, net of unamortized discounts and debt issuance costs	6,408,421	6,438,069
Less: current portion	479,897	260,901
Total long-term debt, net	$5,928,524	$6,177,168
All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.

Other Debt
As of March 31, 2025, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue in the United States during the first quarter of 2023 and $125.0 million for a Euro denominated note due in 2025.
Debt Extinguishment
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of the 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to the convertible holders.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	March 31, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$64,519	$—	$64,519	$—	$—	$—
Crypto assets (1)	$11,558	$—	$11,558	$—	$—	$—
Interest rate swaps	$—	$22,099	$22,099	$—	$29,251	$29,251
___________________
(1)    Refer to Note 1 – Basis of Presentation and Other Information — Accounting Standards Updates for further discussion on the adoption of ASU 2023-08.
Short-term investments consist of money market funds and have original maturities beyond three months but less than one year. Crypto assets consist of cryptocurrencies. Fair values for short-term investments and crypto assets are based on quoted prices in an active market. The fair value for our interest rate swaps are based upon inputs corroborated by observable market data with similar tenors.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2025	December 31, 2024
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,214,652	$1,213,896
3.75% Senior Secured Notes due 2028	$477,700	$472,635
5.625% Senior Notes due 2026	$299,739	$299,529
4.75% Senior Notes due 2027	$927,609	$919,049
2.0% Convertible Senior Notes due 2025 (1)	$—	$103,032
3.125% Convertible Senior Notes due 2029	$1,389,170	$1,365,560
2.875% Convertible Senior Notes due 2030	$1,140,458	$1,105,852
___________________
(1)    During the three months ended March 31, 2025, we repurchased the remaining aggregate principal amount. Refer to Note 4 – Long-Term Debt for further discussion.
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

Non-recurring
For the three months ended March 31, 2025, there were no significant non-recurring fair value measurements.
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
Litigation
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
The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. Discovery is underway with trial date currently set for March 2026.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, the Company filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. The Company believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.
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

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2025:

	Cash Flow Hedge	Foreign Currency Items	Total
	(in thousands)
Balance at December 31, 2024	$21,518	$(356,630)	$(335,112)
Other comprehensive income (loss) before reclassifications	(1,504)	59,092	57,588
Amount reclassified from AOCI	(3,336)	—	(3,336)
Net other comprehensive loss	(4,840)	59,092	54,252
Balance at March 31, 2025	$16,678	$(297,538)	$(280,860)
Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2025 and 2024, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2025	2024
Options to purchase shares of common stock	1,400,572	2,301,848
Restricted stock and deferred stock—unvested	3,679,033	4,159,664
Conversion shares related to the convertible senior notes	14,946,450	13,004,660
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	20,026,055	19,466,172
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
The following table presents the results of operations for our reportable segments for the three months ended March 31, 2025 and 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2025
Revenue	$2,484,076	$694,672	$216,066	$(12,697)	$—	$3,382,117
% of Consolidated Revenue	73.4%	20.5%	6.4%	(0.3)%
Other Segment Items	$2,477,505	$441,613	$80,102	$(6,807)	$48,653	$3,041,066
AOI	$6,571	$253,059	$135,964	$(5,890)	$(48,653)	$341,051
Intersegment revenue	$8,207	$4,243	$247	$(12,697)	$—	$—

Three Months Ended March 31, 2024
Revenue	$2,879,375	$723,178	$211,277	$(14,301)	$—	$3,799,529
% of Consolidated Revenue	75.8%	19.0%	5.6%	(0.4)%
Other Segment Items	$2,881,186	$439,063	$81,302	$(7,092)	$42,563	$3,437,022
AOI	$(1,811)	$284,115	$129,975	$(7,209)	$(42,563)	$362,507
Intersegment revenue	$10,125	$4,133	$43	$(14,301)	$—	$—
The following table sets forth the reconciliation of consolidated AOI to operating income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
AOI	$341,051	$362,507
Acquisition expenses	29,757	30,557
Amortization of non-recoupable ticketing contract advances	24,722	24,080
Depreciation and amortization	149,455	132,594
Gain on sale of operating assets	(2,202)	(651)
Astroworld estimated loss contingencies	—	185,915
Stock-based compensation expense	24,550	31,402
Operating income (loss)	$114,769	$(41,390)
Contract Advances
At March 31, 2025 and December 31, 2024, we had ticketing contract advances of $130.9 million and $158.1 million, respectively, recorded in prepaid expenses and $142.6 million and $128.9 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At March 31, 2025, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.6 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 36%, 31%, 18% and 15% of this revenue in the remainder of 2025, 2026, 2027 and thereafter, respectively.

Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Concerts	$681,850	$657,150
Ticketing	65,937	54,809
Sponsorship & Advertising	56,249	46,487
	$804,036	$758,446

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2024 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

The first quarter was a strong start to the year for the Company with one of our highest operating income and adjusted operating income results ever for the first quarter. Based on our strong pipeline of stadium shows for the remainder of the year, coupled with our current deferred revenue balance of $6.1 billion as of March 31, 2025, which is up $1.1 billion or 21% compared to March 31, 2024, we are optimistic for continued success in the remainder of the year.
Our overall revenue decreased by 11% to $3.4 billion on a reported basis, or 8% decline on a constant currency basis as compared to the same period of the prior year. This was largely the result of a reduction in arena show volume in the United States. Despite this, our operating income for the quarter increased by $156.2 million, from an operating loss of $41.4 million in the first quarter of 2024 to an operating income of $114.8 million in the first quarter of 2025 due to higher operating performance from our Concerts and Sponsorship segments as well as the Astroworld estimated loss contingencies recorded in our Concerts segment in the first quarter of 2024. The increase in operating income was $170.9 million at constant currency.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter decreased by $395.3 million, or 14%, from $2.9 billion in the first quarter of 2024 to $2.5 billion in the first quarter of 2025. The revenue decrease was largely the result of fewer arena shows in the United States, partially offset by more theater and club shows and fans in our international markets. The number of events for the first quarter of 2025 was approximately 11,300, essentially flat compared to last year. The number of fans for the quarter was 22.3 million compared to approximately 22.9 million last year, essentially even. The slight decrease was largely in the United States while Latin America and Europe had double-digit increases. Some of the notable acts touring in the first quarter included Shakira, Sabrina Carpenter, Coldplay and Chayanne. Concerts AOI for the first quarter of 2025 was $6.6 million compared to a loss of $1.8 million in the first quarter of 2024. Early in the second quarter, our ticket sales for events playing off in calendar year 2025 are pacing up double-digits compared to last year while our event related deferred revenue is also up double-digits, giving us confidence that we are positioned for another record Concerts year.
Our Ticketing segment revenue for the quarter decreased by $28.5 million, or 4%, from $723.2 million in the first quarter of 2024 to $694.7 million in the first quarter of 2025. The decrease resulted from a decrease in ticket sales in North America, driven by non-concerts activity levels, along with lower activity from non-Live Nation promoted concert events. We sold approximately 77.5 million fee-bearing tickets in the first quarter of 2025 compared to 78.6 million tickets in the same period of the prior year, a decrease of 1%. Ticket sale transactions for Live Nation promoted events rose by 7% in the quarter while sales for non-Live Nation activity declined by 3%. As a result, Ticketing’s deferred tickets are up 8% year-over-year as of the end of the first quarter and GTV associated with those deferred tickets is up double digits. In the first quarter of 2025, we signed 9.5 million net new tickets of which over 70% came from our international markets. Despite the decline in Ticketing’s results for the quarter, the combination of deferred revenue and new client signings points to a successful overall year.
Our Sponsorship & Advertising segment revenue for the quarter increased by $4.8 million, or 2%, from $211.3 million in the first quarter of 2024 to $216.1 million in the first quarter of 2025. The improvement was largely due to increased digital platform integration projects with clients in the United States, growth in our owned and operated venue sponsorship, and ticket access deals tied to high profile onsales in the first quarter of 2025. AOI for the quarter increased by $6.0 million, from $130.0 million in the first quarter of 2024 to $136.0 million in the first quarter of 2025.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2025			2024
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,382,117	$117,806	$3,499,923	$3,799,529	(11)%	(8)%
Operating expenses:
Direct operating expenses	2,254,937			2,651,340	(15)%
Selling, general and administrative expenses	778,922			981,559	(21)%
Depreciation and amortization	149,455			132,594	13%
Gain on disposal of operating assets	(2,202)			(651)	*
Corporate expenses	86,236			76,077	13%
Operating income (loss)	114,769	14,755	129,524	(41,390)	*	*
Operating margin	3.4%		3.7%	(1.1)%
Interest expense	80,343			80,691
Interest income	(34,061)			(43,257)
Equity in earnings of nonconsolidated affiliates	(479)			(84)
Other expense (income), net	2,953			(77,054)
Income (loss) before income taxes	66,013			(1,686)
Income tax expense	19,711			41,019
Net income (loss)	46,302			(42,705)
Net income attributable to noncontrolling interests	23,099			11,770
Net income (loss) attributable to common stockholders of Live Nation	$23,203			$(54,475)
____________

*	Percentages are not meaningful.
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

Revenue
Revenue decreased $417.4 million during the three months ended March 31, 2025 as compared to the same period of the prior year driven by decreased revenue in our Concerts segment of $395.3 million and Ticketing segment of $28.5 million, partially offset by a $4.8 million increase in our Sponsorship & Advertising segment, as further discussed within each segment’s operating results.
Operating income
Operating income increased $156.2 million during the three months ended March 31, 2025 as compared to the same period of the prior year primarily driven by a reduction in operating loss in our Concerts segment of $193.6 million, primarily associated with the nonrecurring Astroworld estimated loss contingencies of $185.9 million in the prior year, as well as increased operating income in our Sponsorship & Advertising segment of $7.9 million. These were partially offset by decreased operating income in our Ticketing segment of $34.7 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the three months ended March 31, 2025, we had other expense, net of $3.0 million which primarily includes net foreign exchange rate losses of $7.3 million. For the three months ended March 31, 2024, we had other income, net of $77.1 million which includes mark to market adjustments for certain investments in nonconsolidated affiliates of $88.7 million, partially offset by net foreign exchange rate losses of $11.8 million. The net foreign exchange rate losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the three months ended March 31, 2025, we had a net tax expense of $19.7 million on income before income taxes of $66.0 million compared to a net tax expense of $41.0 million on a loss before income taxes of $1.7 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, the income tax expense consisted of $23.4 million related to foreign entities as well as income tax benefits of $3.5 million related to United States federal taxes and $0.2 million related to state and local income taxes. The net decrease in tax expense of $21.3 million was primarily due to lower income in certain foreign jurisdictions.
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
The following table sets forth the reconciliation of consolidated operating income (loss) to consolidated AOI for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating income (loss)	$114,769	$(41,390)
Acquisition expenses	29,757	30,557
Amortization of non-recoupable ticketing contract advances	24,722	24,080
Depreciation and amortization	149,455	132,594
Gain on sale of operating assets	(2,202)	(651)
Astroworld estimated loss contingencies	—	185,915
Stock-based compensation expense	24,550	31,402
Consolidated AOI	$341,051	$362,507

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising as discussed in Note 8 – Segments and Revenue Recognition.
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
Ticketing
Revenue related to ticketing service charges is recognized when the ticket is sold for our third-party clients. For our own events, where our concert promoters or venues control ticketing, revenue is deferred and recognized when the event occurs. GTV represents the total amount of the transaction related to a ticket sale and includes the face value of the ticket as well as the service charge. We use GTV and average ticket prices to understand trends in our service charge revenue and service charge revenue per ticket.
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

Key Operating Metrics

	Three Months Ended March 31,
	2025	2024
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	7,065	7,177
International	4,230	4,026
Total estimated events	11,295	11,203
Estimated fans:
North America (2)	9,052	10,891
International	13,255	12,039
Total estimated fans	22,307	22,930
Ticketing (3)
Estimated number of fee-bearing tickets sold	77,495	78,636
Estimated number of non-fee-bearing tickets sold	77,625	76,374
Total estimated tickets sold	155,120	155,010
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
(3)The fee-bearing tickets estimated above include primary and secondary tickets that are sold using our Ticketmaster systems or that we issue through affiliates along with tickets sold on our “do it yourself” platform. This metric includes primary tickets sold during the year regardless of event timing, except for our own events where our concert promoters or venues control ticketing which are reported when the events occur. The non-fee-bearing tickets estimated above include primary tickets sold using our Ticketmaster systems, through season seat packages and our venue clients’ box offices. These ticketing metrics are net of any refunds requested and any cancellations that occurred during the period and up to the time of reporting of these consolidated financial statements.

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands)
Revenue	$2,484,076	$2,879,375	(14)%
Direct operating expenses (1)	1,991,487	2,364,374	(16)%
Selling, general and administrative expenses	497,378	726,840	(32)%
Depreciation and amortization	105,309	90,363	17%
Gain on disposal of operating assets	(2,198)	(712)	*
Operating loss (1)	$(107,900)	$(301,490)	64%
Operating margin	(4.3)%	(10.5)%
AOI	$6,571	$(1,811)	*
AOI margin	0.3%	(0.1)%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue decreased $395.3 million during the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to fewer arena shows partially offset by more stadium shows. Concerts had incremental revenue of $41.8 million during the three months ended March 31, 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $8.4 million and operating loss decreased $193.6 million for the three months ended March 31, 2025 as compared to the same period of the prior year. The increase in AOI was primarily driven by lower direct operating expenses due to fewer arena shows as well as a reduction in selling, general and administrative expenses. These decreases in expenses were partially offset by a lower revenue discussed above. The remaining change in operating loss outside of AOI of $185.2 million is primarily associated with the nonrecurring Astroworld estimated loss contingencies of $185.9 million in the prior year.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands)
Revenue	$694,672	$723,178	(4)%
Direct operating expenses	234,440	253,834	(8)%
Selling, general and administrative expenses	238,953	215,255	11%
Depreciation and amortization	25,437	23,514	8%
Loss (gain) on disposal of operating assets	(4)	44	*
Operating income	$195,846	$230,531	(15)%
Operating margin	28.2%	31.9%
AOI	$253,059	$284,115	(11)%
AOI margin	36.4%	39.3%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Ticketing revenue decreased $28.5 million during the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to a reduction in primary and secondary ticket sales in North America.
Operating results
Ticketing AOI decreased $31.1 million and operating income decreased $34.7 million during the three months ended March 31, 2025 as compared to the same period of the prior year primarily driven by lower revenue discussed above as well as an increase in selling, general and administrative expenses attributable to increased compensation expenses from higher headcount as compared to prior year. These were partially offset by a decrease in direct operating expenses due to lower revenue discussed above.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2025	2024
	(in thousands)
Revenue	$216,066	$211,277	2%
Direct operating expenses	38,238	45,537	(16)%
Selling, general and administrative expenses	44,023	38,292	15%
Depreciation and amortization	14,234	15,740	(10)%
Loss on sale of operating assets	—	17	*
Operating income	$119,571	$111,691	7%
Operating margin	55.3%	52.9%
AOI	$135,964	$129,975	5%
AOI margin	62.9%	61.5%
_______

*	Percentages are not meaningful.

Three Months
Revenue
Sponsorship & Advertising revenue increased $4.8 million during the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to increased sponsorship activity in the United States, notably for our owned and operated venues as well as ticket onsale deals.
Operating results
Sponsorship & Advertising AOI increased $6.0 million and operating income increased $7.9 million during the three months ended March 31, 2025 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $7.2 billion at March 31, 2025 and $6.1 billion at December 31, 2024. Included in the March 31, 2025 and December 31, 2024 cash and cash equivalents balances are $1.6 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $3.9 billion in cash and cash equivalents, excluding client cash, at March 31, 2025. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.4 billion and $6.4 billion at March 31, 2025 and December 31, 2024, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at March 31, 2025, with approximately 92% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at March 31, 2025, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 5.7%.
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
Sources of Cash
Amended Senior Secured Credit Facility
In November 2024, we amended our senior secured credit facility and entered into Amendment No. 12 (the “Amendment”) to our Credit Agreement (as amended by Amendment No. 12, the “Amended Credit Agreement”). The Amendment provides for, among other things, a $400.0 million revolving credit facility to be used for venue financing or other general corporate purposes, which resulted in a revolving credit facility with a total available borrowing capacity of up to $1.7 billion including a $250.0 million sublimit for the issuance of letters of credit and a $100.0 million sublimit for swingline borrowings. The revolving credit facility allows for a $780.0 million sublimit for borrowings in U.S. Dollars, Euros, or Sterling, and a $260.0 million sublimit for borrowings in those or one or more other approved non-U.S. currencies. The revolving credit facility will be available to us and, if designated in the future, certain of our foreign subsidiaries. The Amended Credit Agreement provides for the right, subject to certain conditions, to increase the term B loan and revolving facilities by an amount not to exceed an amount equal to the sum of (x) $1.625 billion, (y) the aggregate principal amount of voluntary prepayments of the term B loans and permanent reductions of the revolving credit facility commitments, in each case, other than from proceeds of long-term indebtedness, and (z) additional amounts so long as the senior secured leverage ratio, on a pro-forma basis after giving effect to such increase, is no greater than 4.50x.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $20.9 million, $1.68 billion was available for future borrowings from our revolving credit facility as of March 31, 2025.
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
Debt Covenants
As of March 31, 2025, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2025.

Uses of Cash
Acquisitions
During the three months ended March 31, 2025, we completed various acquisitions that resulted in cash paid, net of cash acquired of $31.3 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue generating	$126,000	$75,474
Maintenance	14,880	22,491
Total capital expenditures	$140,880	$97,965
Revenue generating capital expenditures during the first three months of 2025 increased from the same period of the prior year primarily due to venue expansion and enhancements across North America and Latin America.
We expect capital expenditures, net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, to be approximately $900 million to $1.0 billion for the year ending December 31, 2025 with approximately 85% dedicated to revenue generating projects, including $700 million to $800 million of spend relating to our venue expansion and enhancement plans. Some of the more significant projects in 2025 include an extensive renovation of an arena in Hamilton, Ontario in Canada and the new Riverside Amphitheater outside of Kansas City, Missouri which will open in 2026. In the third quarter of 2025, our new stadium in Bogota, Colombia will open, with capacity for 40,000 fans, further strengthening our presence in Latin America. Approximately $200 million to $250 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, sponsors, pre-selling certain premium rights and project-based debt.

Cash Flows

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$1,321,251	$988,870
Investing activities	$(217,395)	$(170,699)
Financing activities	$(173,190)	$(478,356)
Operating Activities
Cash provided by operating activities increased $332.4 million for the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts as well as higher net income and lower gain on mark-to-market of investments in nonconsolidated affiliates.

Investing Activities
Cash used in investing activities increased $46.7 million for the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to higher cash paid for acquisitions, net of cash acquired as well as higher purchases of property, plant and equipment for revenue generating capital expenditures. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities decreased $305.2 million for the three months ended March 31, 2025 as compared to the same period of the prior year primarily due to lower payments on long-term debt. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, for example Argentina, however the impact of these currencies did not have a material impact on our statement of operations for the three months ended March 31, 2025 and 2024. Our foreign operations reported an operating income of $115.8 million for the three months ended March 31, 2025. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the three months ended March 31, 2025 by $11.6 million. As of March 31, 2025, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At March 31, 2025, we had forward currency contracts outstanding with an aggregate notional amount of $708.1 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.5 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of March 31, 2025. Of the total amount, we had $6.0 billion of fixed-rate debt and $492.2 million of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2025, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.2 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2025 with no subsequent change in rates for the remainder of the period.
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
In 2021, the Organization for Economic Co-operation and Development (“OECD”) released Pillar Two model rules designed to ensure large multinational enterprises (“MNE”) pay a minimum level of tax arising in each jurisdiction they operate. Over 135 jurisdictions joined a plan to update key elements of the international tax system and provide for a coordinated system of taxation that imposes top-up tax on profits arising in a jurisdiction whenever the effective rate is below the minimum rate. Effective January 1, 2024, many of these jurisdictions have enacted a global 15% minimum effective tax rate. This minimum rate applies to MNE’s with consolidated revenue above €750 million. Based on the Company’s current analysis, the current Pillar Two rules do not have a material impact on the Company’s financial statements for the current period.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025.
There have been no changes to our critical accounting policies during the three months ended March 31, 2025.

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
Based on their evaluation as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2024 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2025	143,452	$129.61
February 2025	150,198	$147.76
March 2025	186,443	$129.93
	480,093

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2025.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2025.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)