Form 10-Q
period 2025-06-30
Live Nation Entertainment, Inc.
filed 2025-08-07
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On July 31, 2025, there were 234,472,727 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,522,619 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

LIVE NATION ENTERTAINMENT, INC.

Note: As previously disclosed in Part II—Financial Information—Item 8.—Financial Statements—Note 2 – Correction of Errors in Previously Reported Consolidated Financial Statements in our 2024 Annual Report on Form 10-K filed with the SEC on February 21, 2025 and Exhibit No. 99.2 ___ Correction of Errors in Previously Reported Consolidated Financial Statements in our Form 8-K filed with the SEC on February 20, 2025, certain revisions are reflected in this Form 10-Q for the six months ended June 30, 2024. These revisions did not change net cash flows from operating, investing and financing activities on the consolidated statements of cash flows.

GLOSSARY OF KEY TERMS
AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
CIE	Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
LIBOR	London Inter-Bank Offered Rate
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Ticketmaster	The ticketing business of the Company
VIE	Variable interest entity (as defined under GAAP)

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2025	December 31, 2024
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$7,056,975	$6,095,424
Accounts receivable, less allowance of $81,087 and $72,663, respectively	2,464,829	1,747,316
Prepaid expenses	1,911,706	1,247,184
Restricted cash	12,625	10,685
Other current assets	377,016	189,528
Total current assets	11,823,151	9,290,137
Property, plant and equipment, net	2,949,293	2,441,872
Operating lease assets	1,738,218	1,618,033
Intangible assets
Definite-lived intangible assets, net	1,091,697	985,812
Indefinite-lived intangible assets, net	369,073	380,558
Goodwill	2,820,918	2,620,911
Long-term advances	626,920	520,482
Other long-term assets	1,731,063	1,780,966
Total assets	$23,150,333	$19,638,771
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$2,116,846	$1,859,678
Accounts payable	404,877	242,978
Accrued expenses	3,285,866	3,057,334
Deferred revenue	5,910,068	3,721,092
Current portion of long-term debt, net	1,485,353	260,901
Current portion of operating lease liabilities	158,577	153,406
Other current liabilities	96,985	62,890
Total current liabilities	13,458,572	9,358,279
Long-term debt, net	4,990,995	6,177,168
Long-term operating lease liabilities	1,784,719	1,680,266
Other long-term liabilities	610,465	477,763
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,377,665	1,126,302
Stockholders' equity
Common stock	2,324	2,313
Additional paid-in capital	1,788,393	2,059,746
Accumulated deficit	(1,271,336)	(1,546,819)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(152,446)	(335,112)
Total Live Nation stockholders' equity	360,070	173,263
Noncontrolling interests	567,847	645,730
Total equity	927,917	818,993
Total liabilities and equity	$23,150,333	$19,638,771
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except share and per share data)
Revenue	$7,006,641	$6,023,416	$10,388,758	$9,822,945
Operating expenses:
Direct operating expenses	5,210,756	4,408,209	7,465,693	7,059,549
Selling, general and administrative expenses	1,003,344	926,222	1,782,266	1,907,781
Depreciation and amortization	159,025	137,729	308,480	270,323
Gain on disposal of operating assets	(856)	(779)	(3,058)	(1,430)
Corporate expenses	147,719	86,216	233,955	162,293
Operating income	486,653	465,819	601,422	424,429
Interest expense	72,048	79,970	152,391	160,661
Interest income	(37,893)	(44,425)	(71,954)	(87,682)
Equity in earnings of nonconsolidated affiliates	(4,268)	(5,376)	(4,747)	(5,460)
Other expense (income), net	36,380	(20,742)	39,333	(97,796)
Income before income taxes	420,386	456,392	486,399	454,706
Income tax expense	117,645	80,164	137,356	121,183
Net income	302,741	376,228	349,043	333,523
Net income attributable to noncontrolling interests	59,330	78,258	82,429	90,028
Net income attributable to common stockholders of Live Nation	$243,411	$297,970	$266,614	$243,495

Basic net income per common share available to common stockholders of Live Nation	$0.41	$1.05	$0.09	$0.48
Diluted net income per common share available to common stockholders of Live Nation	$0.41	$1.03	$0.09	$0.48

Weighted average common shares outstanding:
Basic	231,845,412	229,921,527	231,534,852	229,696,356
Diluted	234,417,428	245,002,995	234,658,608	232,024,314

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$243,411	$297,970	$266,614	$243,495
Accretion of redeemable noncontrolling interests	(147,801)	(57,325)	(245,895)	(132,435)
Net income available to common stockholders of Live Nation—basic	$95,610	$240,645	$20,719	$111,060
Convertible debt interest, net of tax	—	10,790	—	—
Net income available to common stockholders of Live Nation—diluted	$95,610	$251,435	$20,719	$111,060

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$302,741	$376,228	$349,043	$333,523
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	251	3,013	(1,253)	11,382
Realized gain on cash flow hedge	(3,560)	(4,762)	(6,896)	(9,492)
Foreign currency translation adjustments	131,723	(156,825)	190,815	(152,096)
Comprehensive income	431,155	217,654	531,709	183,317
Comprehensive income attributable to noncontrolling interests	59,330	78,258	82,429	90,028
Comprehensive income attributable to common stockholders of Live Nation	$371,825	$139,396	$449,280	$93,289

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2025	232,157,838	$2,322	$1,906,145	$(1,514,747)	$(6,865)	$(280,860)	$691,810	$797,805	$1,311,555
Non-cash and stock-based compensation	—	—	59,180	—	—	—	—	59,180	—
Common stock issued under stock plans, net of shares withheld for employee taxes	166,614	1	(21,577)	—	—	—	—	(21,576)	—
Exercise of stock options	27,396	1	836	—	—	—	—	837	—
Acquisitions	—	—	—	—	—	—	38,171	38,171	14,470
Purchases of noncontrolling interests	—	—	(5,865)	—	—	—	(146,565)	(152,430)	(48,560)
Redeemable noncontrolling interests fair value adjustments	—	—	(150,326)	—	—	—	—	(150,326)	150,485
Contributions received	—	—	—	—	—	—	6,652	6,652	—
Cash distributions	—	—	—	—	—	—	(71,205)	(71,205)	(59,872)
Other	—	—	—	—	—	—	624	624	(1,383)
Comprehensive income (loss):
Net income	—	—	—	243,411	—	—	48,360	291,771	10,970
Unrealized gain on cash flow hedge	—	—	—	—	—	251	—	251	—
Realized gain on cash flow hedge	—	—	—	—	—	(3,560)	—	(3,560)	—
Foreign currency translation adjustments	—	—	—	—	—	131,723	—	131,723	—
Balances at June 30, 2025	232,351,848	$2,324	$1,788,393	$(1,271,336)	$(6,865)	$(152,446)	$567,847	$927,917	$1,377,665

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2024	231,295,639	$2,313	$2,059,746	$(1,546,819)	$(6,865)	$(335,112)	$645,730	$818,993	$1,126,302
Cumulative effect of change in accounting principle	—	—	—	8,869	—	—	—	8,869	—
Non-cash and stock-based compensation	—	—	89,333	—	—	—	—	89,333	—
Common stock issued under stock plans, net of shares withheld for employee taxes	732,860	7	(86,592)	—	—	—	—	(86,585)	—
Exercise of stock options	140,789	2	3,441	—	—	—	—	3,443	—
Repurchase of 2.0% convertible senior notes due 2025	182,560	2	(4)	—	—	—	—	(2)	—
Acquisitions	—	—	—	—	—	—	103,113	103,113	74,490
Purchases of noncontrolling interests	—	—	(8,075)	—	—	—	(145,039)	(153,114)	(57,556)
Redeemable noncontrolling interests fair value adjustments	—	—	(269,456)	—	—	—	—	(269,456)	269,780
Contributions received	—	—	—	—	—	—	8,245	8,245	3,019
Cash distributions	—	—	—	—	—	—	(99,312)	(99,312)	(65,507)
Other	—	—	—	—	—	—	(6,619)	(6,619)	6,437
Comprehensive income (loss):
Net income	—	—	—	266,614	—	—	61,729	328,343	20,700
Unrealized loss on cash flow hedge	—	—	—	—	—	(1,253)	—	(1,253)	—
Realized gain on cash flow hedge	—	—	—	—	—	(6,896)	—	(6,896)	—
Foreign currency translation adjustments	—	—	—	—	—	190,815	—	190,815	—
Balances at June 30, 2025	232,351,848	$2,324	$1,788,393	$(1,271,336)	$(6,865)	$(152,446)	$567,847	$927,917	$1,377,665

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

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,443,106)	$(6,865)	$27,450	$604,305	$552,000	$859,930
Non-cash and stock-based compensation	—	—	63,140	—	—	—	—	63,140	—
Common stock issued under stock plans, net of shares withheld for employee taxes	499,337	5	(38,556)	—	—	—	—	(38,551)	—
Exercise of stock options	427,365	4	12,815	—	—	—	—	12,819	—
Acquisitions	—	—	—	—	—	—	37,378	37,378	35,772
Purchases of noncontrolling interests	—	—	(29,329)	—	—	—	(15,264)	(44,593)	(11,013)
Redeemable noncontrolling interests fair value adjustments	—	—	(135,229)	—	—	—	—	(135,229)	135,817
Contributions received	—	—	—	—	—	—	—	—	28
Cash distributions	—	—	—	—	—	—	(104,227)	(104,227)	(67,681)
Other	—	—	—	—	—	—	762	762	(1,021)
Comprehensive income (loss):
Net income	—	—	—	243,495	—	—	71,286	314,781	18,742
Unrealized gain on cash flow hedge	—	—	—	—	—	11,382	—	11,382	—
Realized gain on cash flow hedge	—	—	—	—	—	(9,492)	—	(9,492)	—
Foreign currency translation adjustments	—	—	—	—	—	(152,096)	—	(152,096)	—
Balances at June 30, 2024	230,711,943	$2,307	$2,240,759	$(2,199,611)	$(6,865)	$(122,756)	$594,240	$508,074	$970,574

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$349,043	$333,523
Reconciling items:
Depreciation	183,804	146,168
Amortization of definite-lived intangibles	124,676	124,155
Amortization of non-recoupable ticketing contract advances	45,443	45,241
Deferred income taxes	25,129	(6,078)
Amortization of debt issuance costs and discounts	8,131	7,881
Stock-based compensation expense	86,097	59,738
Unrealized changes in fair value of contingent consideration	9,304	(28,573)
Equity in losses of nonconsolidated affiliates, net of distributions	8,774	5,671
Provision for uncollectible accounts receivable	13,539	(9,806)
Loss (Gain) on mark-to-market of investments in nonconsolidated affiliates and crypto assets	133	(100,153)
Loss (Gain) on forward currency exchange contracts	31,584	(8,019)
Other, net	(9,730)	(3,953)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(622,765)	(465,797)
Increase in prepaid expenses and other assets	(822,523)	(646,147)
Increase in accounts payable, accrued expenses and other liabilities	225,791	430,886
Increase in deferred revenue	1,888,292	1,516,217
Net cash provided by operating activities	1,544,722	1,400,954
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(19,156)	(75,973)
Collections of notes receivable	17,784	21,290
Investments made in nonconsolidated affiliates	(14,492)	(30,593)
Purchases of property, plant and equipment	(434,207)	(333,689)
Cash paid for acquisition of right-of-use assets	(20,800)	—
Cash paid for acquisitions, net of cash acquired	(50,090)	(17,579)
Proceeds from sale of intangible assets	20,040	—
Other, net	8,495	2,139
Net cash used in investing activities	(492,426)	(434,405)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt, net of debt issuance costs	62,764	886
Payments on long-term debt including extinguishment costs	(103,625)	(377,132)
Contributions from noncontrolling interests	11,264	28
Distributions to noncontrolling interests	(164,819)	(171,908)
Purchases of noncontrolling interests, net	(206,112)	(47,980)
Proceeds from exercise of stock options	3,443	12,819
Taxes paid for net share settlement of equity awards	(86,585)	(38,551)
Payments for deferred and contingent consideration	(14,399)	(20,390)
Other, net	(383)	(748)
Net cash used in financing activities	(498,452)	(642,976)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	409,647	(152,989)
Net increase in cash, cash equivalents and restricted cash	963,491	170,584
Cash, cash equivalents and restricted cash at beginning of period	6,106,109	6,238,956
Cash, cash equivalents and restricted cash at end of period	$7,069,600	$6,409,540

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
As of June 30, 2025 and December 31, 2024, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $1.0 billion and $839.9 million of assets and $775.7 million and $577.6 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Our cash and cash equivalents are primarily invested in demand deposits, short-term time deposits and money market funds. The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Included in the June 30, 2025 and December 31, 2024 cash and cash equivalents balance is $1.7 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
Income Taxes
We account for income taxes using the liability method, which results in deferred tax assets and liabilities based on differences between financial reporting bases and tax bases of assets and liabilities and are measured using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be realized or settled. We assess the realizability of our deferred tax assets, considering all relevant factors, at each reporting period. As almost all earnings from our continuing foreign operations are permanently reinvested and not distributed, our income tax provision does not include additional United States state and foreign withholding or transaction taxes on those foreign earnings that would be incurred if they were distributed. It is not practicable to determine the amount of state and foreign income taxes, if any, that might become due in the event that any remaining available cash associated with these earnings were distributed.
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

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements, along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. For the six months ended June 30, 2025, we recorded $6.4 million of capitalized interest.
Property, plant and equipment, net consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Land, buildings and improvements	$2,596,876	$2,325,929
Computer equipment and capitalized software	986,083	867,294
Furniture and other equipment	840,693	757,803
Construction in progress	634,531	386,880
Property, plant and equipment, gross	5,058,183	4,337,906
Less: accumulated depreciation	2,108,890	1,896,034
Property, plant and equipment, net	$2,949,293	$2,441,872

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2025:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2024:
Gross carrying amount	$819,594	$567,572	$231,180	$162,488	$26,237	$1,807,071
Accumulated amortization	(339,298)	(286,381)	(76,945)	(104,968)	(13,667)	(821,259)
Net	480,296	281,191	154,235	57,520	12,570	985,812
Gross carrying amount:
Acquisitions and additions—current year	26,123	150,573	7,729	1,677	657	186,759
Foreign exchange	55,805	19,165	6,287	6,175	669	88,101
Other (2)	(113,722)	(39,152)	(12,760)	(63,794)	10,729	(218,699)
Net change	(31,794)	130,586	1,256	(55,942)	12,055	56,161
Accumulated amortization:
Amortization	(48,830)	(47,094)	(15,629)	(8,210)	(4,913)	(124,676)
Foreign exchange	(21,983)	(8,153)	(2,517)	(2,396)	(261)	(35,310)
Other (2)	94,088	38,950	12,822	63,862	(12)	209,710
Net change	23,275	(16,297)	(5,324)	53,256	(5,186)	49,724
Balance as of June 30, 2025:
Gross carrying amount	787,800	698,158	232,436	106,546	38,292	1,863,232
Accumulated amortization	(316,023)	(302,678)	(82,269)	(51,712)	(18,853)	(771,535)
Net	$471,777	$395,480	$150,167	$54,834	$19,439	$1,091,697
__________________
(1) Other primarily includes crypto assets and intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of an artist management business and a concert promotion business, both located in Latin America, as well as a festival promotion business located in Europe.
The 2025 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	6
Client/vendor relationships	7
Trademarks and naming rights	5
Venue management	5
All categories	7
Amortization of definite-lived intangible assets for the three months ended June 30, 2025 and 2024 was $64.7 million and $61.7 million, respectively, and for the six months ended June 30, 2025 and 2024 was $124.7 million and $123.7 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2024:
Goodwill	$1,462,102	$964,221	$629,951	$3,056,274
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,026,739	964,221	629,951	2,620,911
Acquisitions—current year	107,977	830	—	108,807
Acquisitions—prior year	(274)	—	—	(274)
Foreign exchange	32,904	30,870	27,700	91,474
Balance as of June 30, 2025:
Goodwill	1,602,709	995,921	657,651	3,256,281
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,167,346	$995,921	$657,651	$2,820,918
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of an artist management business and a concert promotion business, both located in Latin America, as well as a concert and festival promotion business located in Europe.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At June 30, 2025 and December 31, 2024, we had investments in nonconsolidated affiliates of $483.5 million and $504.2 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense	$77,157	$66,772	$147,185	$132,508
Variable and short-term lease expense	47,218	48,717	74,940	73,912
Sublease income	(1,745)	(1,704)	(3,347)	(3,113)
Net lease expense	$122,630	$113,785	$218,778	$203,307
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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$153,397	$149,049
Lease assets obtained in exchange for lease obligations, net of terminations	$157,038	$54,947
As of June 30, 2025, we have additional operating leases that have not yet commenced, with total lease payments of $872.4 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from August 2025 to June 2030, with lease terms ranging from 7 to 39 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$823,793	$828,163
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	—	83,957
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
Other debt	648,754	529,257
Total principal amount	6,522,547	6,491,377
Less: unamortized discounts and debt issuance costs	(46,199)	(53,308)
Total debt, net of unamortized discounts and debt issuance costs	6,476,348	6,438,069
Less: current portion (1)	1,485,353	260,901
Total long-term debt, net	$4,990,995	$6,177,168
__________________
(1)    As of June 30, 2025, the current portion includes the full principal amount of the 3.125% convertible senior notes due 2029 (the “2029 Notes”) as, in accordance with the 2029 Notes indenture, the closing price of our common stock achieved specified targets during the three months ended June 30, 2025, which gives the holders of the 2029 Notes the option to surrender all or any portion of the 2029 Notes. The Company can elect to settle any surrendered 2029 Notes with common stock and/or cash. The surrender window is currently from July 1, 2025 through September 30, 2025 and may be extended at each quarter end thereafter depending on our future stock price.
All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Other Debt
As of June 30, 2025, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue in the United States during the first quarter of 2023 and $135.3 million for a Euro denominated note due in 2025.
Debt Extinguishment
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of our 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to holders as a result of conversion.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	June 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$57,553	$—	$57,553	$—	$—	$—
Crypto assets (1)	11,380	—	11,380	—	—	—
Interest rate swaps	—	17,481	17,481	—	29,251	29,251
Forward currency contracts	—	3,072	3,072	—	9,462	9,462
Total	$68,933	$20,553	$89,486	$—	$38,713	$38,713
Liabilities:
Forward currency contracts	$—	$25,574	$25,574	$—	$380	$380
Total	$—	$25,574	$25,574	$—	$380	$380
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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2025	December 31, 2024
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,219,500	$1,213,896
3.75% Senior Secured Notes due 2028	$485,920	$472,635
5.625% Senior Notes due 2026	$300,960	$299,529
4.75% Senior Notes due 2027	$940,244	$919,049
2.0% Convertible Senior Notes due 2025 (1)	$—	$103,032
3.125% Convertible Senior Notes due 2029	$1,534,980	$1,365,560
2.875% Convertible Senior Notes due 2030	$1,197,603	$1,105,852
___________________
(1)    During the six months ended June 30, 2025, we repurchased the remaining aggregate principal amount. Refer to Note 4 – Long-Term Debt for further discussion.
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

Non-recurring
For the six months ended June 30, 2025, there were no significant non-recurring fair value measurements.
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
Other Litigation
From time to time, we are involved in other legal proceedings arising in the ordinary course of our business, including proceedings and claims based upon purported violations of antitrust laws, intellectual property rights and tortious interference, which could cause us to incur significant expenses. We have also been the subject of personal injury and wrongful death claims relating to accidents at certain venues in connection with our operations. As required, we have accrued our estimate of the probable settlement or other losses for the resolution of any outstanding claims. These estimates have been developed in consultation with counsel and are based upon an analysis of potential results, including, in some cases, estimated redemption rates for the settlement offered, assuming a combination of litigation and settlement strategies. It is possible, however, that future results of operations for any particular period could be materially affected by changes in our assumptions or the effectiveness of our strategies related to these proceedings.

NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2025:

	Cash Flow Hedge	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2024	$21,518	$(356,630)	$(335,112)
Other comprehensive income (loss) before reclassifications	(1,253)	190,815	189,562
Amount reclassified from AOCI	(6,896)	—	(6,896)
Net other comprehensive income (loss)	(8,149)	190,815	182,666
Balance at June 30, 2025	$13,369	$(165,815)	$(152,446)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average common shares—basic	231,845,412	229,921,527	231,534,852	229,696,356
Effect of dilutive securities:
Stock options and restricted stock	2,572,016	2,076,808	2,930,952	2,327,958
Convertible senior notes	—	13,004,660	192,804	—
Weighted average common shares—diluted	234,417,428	245,002,995	234,658,608	232,024,314
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	—	3,750	—	3,750
Restricted stock and deferred stock—unvested	1,188,300	2,464,785	1,188,300	2,743,310
Conversion shares related to the convertible senior notes	14,946,450	—	14,946,450	13,004,660
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	16,134,750	2,468,535	16,134,750	15,751,720
Transactions with Noncontrolling Interest Partners
During the three months ended June 30, 2025, we paid $122.2 million to purchase a portion of the noncontrolling interest in certain subsidiaries in Europe.

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
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates the operating performance of our operating segments based on AOI. The CODM uses segment AOI for evaluating performance of each segment and for making decisions on allocating capital and other resources to each segment. We have not identified any segment expenses that are considered significant and segment expenses are not regularly provided to the CODM. Other segments items are direct operating expenses and selling, general and administrative expenses (excluding acquisition expenses, amortization of non-recoupable ticketing contract advance, Astroworld estimated loss contingencies and stock-based compensation expense) which represents the difference between each operating segment’s revenue and AOI.

The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2025 and 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2025
Revenue	$5,946,377	$742,696	$340,561	$(22,993)	$—	$7,006,641
% of Consolidated Revenue	84.9%	10.6%	4.9%	(0.4)%
Other Segment Items	$5,587,695	$452,603	$112,973	$(16,285)	$71,232	$6,208,218
AOI	$358,682	$290,093	$227,588	$(6,708)	$(71,232)	$798,423
Intersegment revenue	$17,257	$5,983	$(247)	$(22,993)	$—	$—

Three Months Ended June 30, 2024
Revenue	$4,987,039	$730,677	$312,234	$(6,534)	$—	$6,023,416
% of Consolidated Revenue	82.8%	12.1%	5.2%	(0.1)%
Other Segment Items	$4,716,345	$438,144	$89,612	$1,637	$61,447	$5,307,185
AOI	$270,694	$292,533	$222,622	$(8,171)	$(61,447)	$716,231
Intersegment revenue	$2,278	$4,124	$132	$(6,534)	$—	$—

Six Months Ended June 30, 2025
Revenue	$8,430,453	$1,437,368	$556,627	$(35,690)	$—	$10,388,758
% of Consolidated Revenue	81.1%	13.8%	5.4%	(0.3)%
Other Segment Items	$8,065,200	$894,216	$193,075	$(23,092)	$119,885	$9,249,284
AOI	$365,253	$543,152	$363,552	$(12,598)	$(119,885)	$1,139,474
Intersegment revenue	$25,464	$10,226	$—	$(35,690)	$—	$—

Six Months Ended June 30, 2024
Revenue	$7,866,414	$1,453,855	$523,511	$(20,835)	$—	$9,822,945
% of Consolidated Revenue	80.1%	14.8%	5.3%	(0.2)%
Other Segment Items	$7,597,531	$877,207	$170,914	$(5,455)	$104,010	$8,744,207
AOI	$268,883	$576,648	$352,597	$(15,380)	$(104,010)	$1,078,738
Intersegment revenue	$12,403	$8,257	$175	$(20,835)	$—	$—

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
AOI	$798,423	$716,231	$1,139,474	$1,078,738
Acquisition expenses	79,133	(30,035)	108,890	522
Amortization of non-recoupable ticketing contract advances	20,721	21,161	45,443	45,241
Depreciation and amortization	159,025	137,729	308,480	270,323
Gain on sale of operating assets	(856)	(779)	(3,058)	(1,430)
Astroworld estimated loss contingencies	(7,800)	94,000	(7,800)	279,915
Stock-based compensation expense	61,547	28,336	86,097	59,738
Operating income	$486,653	$465,819	$601,422	$424,429
Contract Advances
At June 30, 2025 and December 31, 2024, we had ticketing contract advances of $159.7 million and $158.1 million, respectively, recorded in prepaid expenses and $140.8 million and $128.9 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At June 30, 2025, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.5 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 26%, 35%, 21% and 18% of this revenue in the remainder of 2025, 2026, 2027 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Concerts	$1,532,258	$1,195,678	$2,214,108	$1,852,828
Ticketing	74,744	60,513	140,663	115,323
Sponsorship & Advertising	19,405	40,188	75,655	86,674
	$1,626,407	$1,296,379	$2,430,426	$2,054,825

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

Executive Overview

Our second quarter was a record for the Company, with operating income up 4% and AOI up 11% versus 2024. We are confident of continued growth in the remainder of 2025, based on our strong line-up of stadium shows for the remainder of the year, coupled with our current deferred revenue balance of $5.9 billion as of June 30, 2025, which increased $1.1 billion or 23% compared to June 30, 2024.
For the second quarter of 2025, our consolidated revenue increased by 16% to $7.0 billion on a reported basis as compared to the same period last year. On a constant-currency basis, the growth was 15%. The growth came from our Concerts segment as a result of increased fan count and higher onsite spend. Nearly 70% of the Concerts topline revenue growth came from our international markets, with the United Kingdom, mainland Europe and Asia all achieving more than 50% revenue growth. Our consolidated operating income for the quarter increased by $20.8 million, or 4%, from $465.8 million in the second quarter of 2024 to $486.7 million in the second quarter of 2025, due to improved performance from our Concerts and Sponsorship segments. The increase in operating income was $16.6 million, or 4%, at constant currency.
For the first six months of 2025, our consolidated revenue increased by $565.8 million on a reported basis, or 6%, compared to the same period last year, from $9.8 billion to $10.4 billion. The increase was $624.9 million, or 6%, on a constant-currency basis. Our consolidated operating income was $601.4 million for the first six months of 2025, compared to $424.4 million for the first six months of 2024, an increase of $177.0 million, or 42%. The increase in operating income was $187.5 million, or 44%, on a constant-currency basis. Consolidated AOI for the first six months increased by $60.7 million, or 6%, compared to the same period in 2024, from $1.08 billion to $1.14 billion. The increase in AOI was $76.9 million, or 7%, on a constant-currency basis.
All of the segment financial information below in this Executive Overview is based on reported results and is not adjusted for changes in foreign currency exchange rates.
Our Concerts segment’s revenue for the quarter increased by $959.3 million, or 19%, from $5.0 billion in the second quarter of 2024 to $5.9 billion in the second quarter of 2025. The revenue increase was largely the result of more stadium shows in our largest markets. The overall number of events for the second quarter of 2025 was approximately 14,300, slightly lower than last year. However, the number of fans for the quarter grew by 5.3 million or 14%, from 38.9 million last year to 44.1 million this year. The fan count growth was driven by our record year of stadium content and, as in the first quarter, our fan count growth was heavily driven by our international markets. Some of the notable acts touring in the second quarter included Beyoncé, Shakira, Kendrick Lamar and Post Malone. Our larger festivals in the quarter included EDC Vegas, Bottlerock and Download in the United Kingdom, which collectively hosted nearly 1 million fans. Per fan spend in our amphitheaters grew driven by concession spending which is up 10%. Concerts AOI for the second quarter increased $88.0 million or 33%, from $270.7 million in 2024 to $358.7 million in 2025.
As of June 30, 2025, our ticket sales for events playing off in calendar year 2025 are pacing up 7% compared to last year, while our event-related deferred revenue is our highest ever for the second quarter and up double-digits year-over-year, giving us confidence that we are positioned for another record Concerts year.
For the first six months of 2025, our Concerts segment’s revenue grew $564.0 million compared to the same period in 2024, from $7.9 billion to $8.4 billion. Concerts fan count for the first half of the year was 66.5 million compared to 61.8 million for the same period in 2024, an improvement of 4.6 million fans or 7%. Through the first six months of 2025, onsite spending at our United States amphitheater shows is pacing ahead of 2024 for the year driven by higher food and beverage spending. For our larger festivals, with 40% of our festival events now played off, we have seen growth in per fan onsite spend, driven by higher food and beverage, merchandise and parking sales. Concerts AOI for the first six months increased by $96.4 million, or 36%, compared to the same period in 2024, from $268.9 million to $365.3 million.
Our Ticketing segment’s revenue for the quarter increased by $12.0 million, or 2%, from $730.7 million in the second quarter of 2024 to $742.7 million in the second quarter of 2025. We sold 83.3 million fee-bearing tickets in the second quarter of 2025 compared to 80.4 million in the same period of the prior year, an increase of 2.9 million tickets, or 4%, driven by our international markets. AOI for the quarter was flat relative to the prior year as a result of geographic and venue mix as well.
Consumer demand in our ticketing business remains strong, particularly for concert events. On a transacted basis through the end of July 2025, our primary ticket sales for concert events are up nearly 5 million tickets year-over-year globally, and the associated GTV is up over $1 billion, or 9%. This increase is being partially offset by lower ticket sales for sports, arts and family events.
Ticketing’s deferred tickets are up over 5% year-over-year as of the end of the second quarter, and GTV associated with those deferred tickets is up double digits. As of June 30, 2025, our deferred service fee revenue to be recognized in future periods was also up double digits versus the prior year and was our highest Ticketing deferred service fee revenue ever.
For the first six months of 2025, our Ticketing segment’s revenue decreased by $16.5 million compared to the same period in 2024, from $1.45 billion to $1.44 billion. Ticketing AOI for the first six months of 2025 decreased by $33.5 million compared to the same period in 2024, from $576.6 million to $543.2 million. Through June 30, 2025, our fee-bearing ticket sales were 160.8 million tickets, 1.8 million ahead of 2024. We have signed clients with approximately 17 million net new tickets so far this year, of which over two-thirds are in our international markets, which gives us confidence our ticketing platforms’ features and functionalities are continuing to compete effectively.
Our Sponsorship & Advertising segment’s revenue for the quarter increased by $28.3 million, from $312.2 million in the second quarter of 2024 to $340.6 million in the second quarter of 2025. AOI for the quarter increased by $5.0 million, from $222.6 million in the second quarter of 2024 to $227.6 million in the second quarter of 2025. Growth in the quarter was driven by new access and content-related deals across multiple markets in Europe as well as Estadio GNP and the NASCAR event in Mexico. This was partially offset by a calendarization shift in our festival events globally and a weather-related festival cancellation in the United States.
For the first six months of 2025, our Sponsorship & Advertising segment’s revenue grew $33.1 million compared to the same period in 2024, from $523.5 million to $556.6 million. Sponsorship & Advertising AOI for the first six months increased by $11.0 million compared to the same period in 2024, from $352.6 million to $363.6 million. On a full year basis, we expect AOI and operating margins to be in line with historical norms. Our committed sponsorship sales are up over double-digits year-over-year and over 95% of our projected revenue for the year is accounted for, giving us confidence we will deliver double-digit growth for the year once again in our Sponsorship & Advertising segment.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2025			2024
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$7,006,641	$(58,683)	$6,947,958	$6,023,416	16%	15%
Operating expenses:
Direct operating expenses	5,210,756			4,408,209	18%
Selling, general and administrative expenses	1,003,344			926,222	8%
Depreciation and amortization	159,025			137,729	15%
Gain on disposal of operating assets	(856)			(779)	10%
Corporate expenses	147,719			86,216	71%
Operating income	486,653	(4,243)	482,410	465,819	4%	4%
Operating margin	6.9%		6.9%	7.7%
Interest expense	72,048			79,970
Interest income	(37,893)			(44,425)
Equity in earnings of nonconsolidated affiliates	(4,268)			(5,376)
Other expense (income), net	36,380			(20,742)
Income before income taxes	420,386			456,392
Income tax expense	117,645			80,164
Net income	302,741			376,228
Net income attributable to noncontrolling interests	59,330			78,258
Net income attributable to common stockholders of Live Nation	$243,411			$297,970
___________

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

Revenue
Revenue increased $983.2 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily due to increased revenue in our Concerts segment of $959.3 million, Ticketing segment of $12.0 million and Sponsorship & Advertising segment of $28.3 million, as further discussed within each segment’s operating results.
Operating income
Operating income increased $20.8 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $88.6 million and Sponsorship & Advertising segment of $6.2 million. These were partially offset by certain acquisition expenses of $55.1 million as well as decreased operating income in our Ticketing segment of $11.5 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the three months ended June 30, 2025, we had other expense, net of $36.4 million, which primarily consisted of net foreign exchange rate losses of $27.2 million. For the three months ended June 30, 2024, we had other income, net of $20.7 million which included net foreign exchange rate gains of $14.4 million. The net foreign exchange rate gains and losses resulted primarily from revaluation of certain foreign currency denominated net assets held internationally.

Consolidated Results of Operations
Six Months

	Six Months Ended June 30,				% Change
	2025			2024
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$10,388,758	$59,123	$10,447,881	$9,822,945	6%	6%
Operating expenses:
Direct operating expenses	7,465,693			7,059,549	6%
Selling, general and administrative expenses	1,782,266			1,907,781	(7)%
Depreciation and amortization	308,480			270,323	14%
Gain on disposal of operating assets	(3,058)			(1,430)	*
Corporate expenses	233,955			162,293	44%
Operating income	601,422	10,511	611,933	424,429	42%	44%
Operating margin	5.8%		5.9%	4.3%
Interest expense	152,391			160,661
Interest income	(71,954)			(87,682)
Equity in earnings of nonconsolidated affiliates	(4,747)			(5,460)
Other expense (income), net	39,333			(97,796)
Income before income taxes	486,399			454,706
Income tax expense	137,356			121,183
Net income	349,043			333,523
Net income attributable to noncontrolling interests	82,429			90,028
Net income attributable to common stockholders of Live Nation	$266,614			$243,495
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $565.8 million during the six months ended June 30, 2025 as compared to the same period of the prior year, driven by increased revenue in our Concerts segment of $564.0 million and Sponsorship & Advertising segment of $33.1 million, partially offset by a $16.5 million decrease in our Ticketing segment, as further discussed within each segment’s operating results.
Operating income
Operating income increased $177.0 million during the six months ended June 30, 2025 as compared to the same period of the prior year, primarily driven by increased operating income in our Concerts segment of $282.2 million and Sponsorship & Advertising segment of $14.0 million. These were partially offset by certain acquisition expenses of $65.7 million as well as decreased operating income in our Ticketing segment of $46.2 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the six months ended June 30, 2025, we had other expense, net of $39.3 million, which primarily consisted of net foreign exchange rate losses of $34.5 million. For the six months ended June 30, 2024, we had other income, net of $97.8 million, which primarily included mark to market adjustments for certain investments in nonconsolidated affiliates of

$88.8 million. The net foreign exchange rate losses result primarily from revaluation of certain foreign currency denominated net assets held internationally.
Income tax expense
For the six months ended June 30, 2025, we had a net tax expense of $137.4 million on income before income taxes of $486.4 million compared to a net tax expense of $121.2 million on income before income taxes of $454.7 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, the income tax expense consisted of $93.8 million related to foreign entities, $34.3 million related to United States federal taxes and $9.3 million related to state and local income taxes. The net increase in tax expense of $16.2 million was primarily due to higher income in certain foreign jurisdictions.
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
The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating income	$486,653	$465,819	$601,422	$424,429
Acquisition expenses	79,133	(30,035)	108,890	522
Amortization of non-recoupable ticketing contract advances	20,721	21,161	45,443	45,241
Depreciation and amortization	159,025	137,729	308,480	270,323
Gain on sale of operating assets	(856)	(779)	(3,058)	(1,430)
Astroworld estimated loss contingencies	(7,800)	94,000	(7,800)	279,915
Stock-based compensation expense	61,547	28,336	86,097	59,738
Consolidated AOI	$798,423	$716,231	$1,139,474	$1,078,738

Segment Overview
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising, as discussed in Note 8 – Segments and Revenue Recognition.
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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	9,024	9,990	16,089	17,167
International	5,268	4,688	9,498	8,714
Total estimated events	14,292	14,678	25,587	25,881
Estimated fans:
North America (2)	23,214	23,187	32,266	34,078
International	20,935	15,706	34,189	27,744
Total estimated fans	44,149	38,893	66,455	61,822
Ticketing (3)
Estimated number of fee-bearing tickets sold	83,349	80,405	160,844	159,041
Estimated number of non-fee-bearing tickets sold	72,412	73,190	150,037	149,564
Total estimated tickets sold	155,761	153,595	310,881	308,605
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$5,946,377	$4,987,039	19%	$8,430,453	$7,866,414	7%
Direct operating expenses	4,925,497	4,114,715	20%	6,916,984	6,479,089	7%
Selling, general and administrative expenses	708,364	664,853	7%	1,205,742	1,391,693	(13)%
Depreciation and amortization	109,160	92,646	18%	214,469	183,009	17%
Gain on disposal of operating assets	(855)	(780)	10%	(3,053)	(1,492)	*
Operating income (loss)	$204,211	$115,605	77%	$96,311	$(185,885)	*
Operating margin	3.4%	2.3%		1.1%	(2.4)%
AOI	$358,682	$270,694	33%	$365,253	$268,883	36%
AOI margin	6.0%	5.4%		4.3%	3.4%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $959.3 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily due to more stadium shows. Concerts had incremental revenue of $97.4 million during the three months ended June 30, 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $88.0 million and operating income increased $88.6 million during the three months ended June 30, 2025 as compared to the same period of the prior year. The increase in AOI was primarily driven by higher revenue as discussed above, partially offset by an increase in direct operating expenses to support more stadium shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses.
Six Months
Revenue
Concerts revenue increased $564.0 million during the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to more stadium shows. Concerts had incremental revenue of $139.3 million during the six months ended June 30, 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $96.4 million and operating income increased $282.2 million during the six months ended June 30, 2025 as compared to the same period of the prior year. The increase in AOI was primarily driven by higher revenue as discussed above, partially offset by increased direct operating expenses to support more stadium shows and fan growth at events. The remaining change in operating income outside of AOI of $185.8 million is primarily associated with the nonrecurring Astroworld estimated loss contingencies in the prior year, partially offset by higher acquisition expenses of $42.5 million, mostly due to contingent considerations changes in the prior year, as well as depreciation and amortization expense of $31.5 million related to capital expenditures incurred to support the increased operations and higher stock-based compensation of $29.5 million.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$742,696	$730,677	2%	$1,437,368	$1,453,855	(1)%
Direct operating expenses	236,509	251,089	(6)%	470,949	504,923	(7)%
Selling, general and administrative expenses	248,760	214,375	16%	487,713	429,630	14%
Depreciation and amortization	28,101	24,409	15%	53,538	47,923	12%
Loss (Gain) on disposal of operating assets	(1)	2	*	(5)	46	*
Operating income	$229,327	$240,802	(5)%	$425,173	$471,333	(10)%
Operating margin	30.9%	33.0%		29.6%	32.4%
AOI	$290,093	$292,533	(1)%	$543,152	$576,648	(6)%
AOI margin	39.1%	40.0%		37.8%	39.7%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Ticketing revenue increased $12.0 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily due to higher primary ticket sales in international markets.
Operating results
Ticketing AOI decreased $2.4 million and operating income decreased $11.5 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily driven by higher selling, general and administrative expenses due to increased investments in research & development, cybersecurity and cloud computing. These were partially offset by an increase in revenue discussed above.

Six Months
Revenue
Ticketing revenue decreased $16.5 million during the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to a reduction in ticket sales in North America.
Operating results
Ticketing AOI decreased $33.5 million and operating income decreased $46.2 million during the six months ended June 30, 2025 as compared to the same period of the prior year primarily driven by higher selling, general and administrative expenses due to increased investments in research & development, cybersecurity and cloud computing as well as lower revenue discussed above. These were partially offset by a decrease in direct operating expenses due to lower revenue discussed above.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$340,561	$312,234	9%	$556,627	$523,511	6%
Direct operating expenses	68,046	47,474	43%	106,284	93,011	14%
Selling, general and administrative expenses	47,696	44,397	7%	91,719	82,689	11%
Depreciation and amortization	15,631	17,342	(10)%	29,865	33,082	(10)%
Loss (Gain) on disposal of operating assets	—	(1)	100%	—	16	(100)%
Operating income	$209,188	$203,022	3%	$328,759	$314,713	4%
Operating margin	61.4%	65.0%		59.1%	60.1%
AOI	$227,588	$222,622	2%	$363,552	$352,597	3%
AOI margin	66.8%	71.3%		65.3%	67.4%

Three Months
Revenue
Sponsorship & Advertising revenue increased $28.3 million during the three months ended June 30, 2025 as compared to the same period of the prior year primarily due to increased sponsorship activity in the United States and international markets, notably for our operated venues as well as ticket onsale deals.
Operating results
Sponsorship & Advertising AOI increased $5.0 million and operating income increased $6.2 million during the three months ended June 30, 2025 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

Six Months
Revenue
Sponsorship & Advertising revenue increased $33.1 million during the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to increased sponsorship activity in the United States and international markets, notably for our operated venues as well as ticket onsale deals.
Operating results
Sponsorship & Advertising AOI increased $11.0 million and operating income increased $14.0 million during the six months ended June 30, 2025 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $7.1 billion and short-term investments of $57.6 million at June 30, 2025, and cash and cash equivalents of $6.1 billion at December 31, 2024. Included in the June 30, 2025 and December 31, 2024 cash and cash equivalents balances are $1.7 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $4.3 billion in cash and cash equivalents, excluding client cash, at June 30, 2025. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $6.5 billion and $6.4 billion at June 30, 2025 and December 31, 2024, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.4% at June 30, 2025, with approximately 91% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at June 30, 2025, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.9%.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $20.9 million, $1.68 billion was available for future borrowings from our revolving credit facility as of June 30, 2025.
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
Debt Covenants
As of June 30, 2025, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2025.

Uses of Cash
Acquisitions
During the six months ended June 30, 2025, we completed various acquisitions that resulted in cash paid, net of cash acquired of $50.1 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Revenue generating	$370,967	$258,764
Maintenance	49,091	49,573
Total capital expenditures	$420,058	$308,337
Revenue generating capital expenditures during the first six months of 2025 increased from the same period of the prior year primarily due to venue expansion and enhancements across North America and Latin America.
We expect capital expenditures to be approximately $900 million to $1.0 billion for the year ending December 31, 2025 with approximately 85% dedicated to revenue generating projects, including $700 million to $800 million of spend relating to our venue expansion and enhancement plans. Some of the more significant projects in 2025 include an extensive renovation of an arena in Hamilton, Ontario in Canada and the new Riverside Amphitheater outside of Kansas City, Missouri which will open in 2026. In the third quarter of 2025, we expect that our new stadium in Bogota, Colombia will open, with capacity for 40,000 fans, further strengthening our presence in Latin America. Approximately $200 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, pre-selling certain premium rights and project-based debts.
Subsequent Event
On July 29, 2025, we entered into an amendment to the OCESA joint venture agreement amending the existing terms to accelerate the timing of CIE’s option to sell its 24% interest in OCESA to the Company and extended the timing on CIE’s option to sell its remaining 25% interest in OCESA by five years. We also entered into a purchase agreement to acquire the 24% interest in OCESA from CIE for approximately $646 million, which is expected to close during the third quarter of 2025.

Cash Flows

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$1,544,722	$1,400,954
Investing activities	$(492,426)	$(434,405)
Financing activities	$(498,452)	$(642,976)
Operating Activities
Cash provided by operating activities increased $143.8 million for the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts as well as lower gain on mark-to-market of investments in nonconsolidated affiliates.

Investing Activities
Cash used in investing activities increased $58.0 million for the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to higher purchases of property, plant and equipment for revenue generating capital expenditures partially offset by lower advances of notes receivable due to timing. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities decreased $144.5 million for the six months ended June 30, 2025 as compared to the same period of the prior year primarily due to lower payments on long-term debt and higher purchases of noncontrolling interests. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the three and six months ended June 30, 2025 and 2024. Our foreign operations reported an operating income of $284.1 million for the six months ended June 30, 2025. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2025 by $28.4 million. As of June 30, 2025, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At June 30, 2025, we had forward currency contracts outstanding with an aggregate notional amount of $637.7 million.

Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $6.5 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of June 30, 2025. Of the total amount, we had $6.0 billion of fixed-rate debt and $559.7 million of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2025, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $1.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2025 with no subsequent change in rates for the remainder of the period.
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
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and makes modifications to the international tax framework. The Company is assessing the impact of the OBBBA on our consolidated financial statements.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2025.

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
Based on their evaluation as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2025	34	$120.84
May 2025	6,659	$145.18
June 2025	2,054	$143.16
	8,747

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2025.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2025.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)