Form 10-Q
period 2025-09-30
Live Nation Entertainment, Inc.
filed 2025-11-04
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On October 28, 2025, there were 234,741,245 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,531,998 shares of unvested restricted stock awards and excluding 408,024 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2025	December 31, 2024
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$6,750,548	$6,095,424
Accounts receivable, less allowance of $75,975 and $72,663, respectively	2,606,747	1,747,316
Prepaid expenses	1,525,485	1,247,184
Restricted cash	12,539	10,685
Other current assets	412,502	189,528
Total current assets	11,307,821	9,290,137
Property, plant and equipment, net	3,121,609	2,441,872
Operating lease assets	1,757,740	1,618,033
Intangible assets
Definite-lived intangible assets, net	1,064,105	985,812
Indefinite-lived intangible assets, net	369,012	380,558
Goodwill	2,841,716	2,620,911
Long-term advances	600,365	520,482
Other long-term assets	1,825,451	1,780,966
Total assets	$22,887,819	$19,638,771
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$2,418,554	$1,859,678
Accounts payable	355,427	242,978
Accrued expenses	3,803,822	3,057,334
Deferred revenue	4,064,154	3,721,092
Current portion of long-term debt, net	1,250,813	260,901
Current portion of operating lease liabilities	160,458	153,406
Other current liabilities	222,345	62,890
Total current liabilities	12,275,573	9,358,279
Long-term debt, net	6,106,712	6,177,168
Long-term operating lease liabilities	1,870,718	1,680,266
Other long-term liabilities	653,289	477,763
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	852,702	1,126,302
Stockholders' equity
Common stock	2,326	2,313
Additional paid-in capital	1,524,648	2,059,746
Accumulated deficit	(839,878)	(1,546,819)
Cost of shares held in treasury	(6,865)	(6,865)
Accumulated other comprehensive loss	(158,891)	(335,112)
Total Live Nation stockholders' equity	521,340	173,263
Noncontrolling interests	607,485	645,730
Total equity	1,128,825	818,993
Total liabilities and equity	$22,887,819	$19,638,771
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except share and per share data)
Revenue	$8,499,143	$7,651,087	$18,887,901	$17,474,032
Operating expenses:
Direct operating expenses	6,437,700	5,780,188	13,903,393	12,839,737
Selling, general and administrative expenses	1,008,038	1,005,418	2,790,304	2,913,199
Depreciation and amortization	165,600	137,001	474,080	407,324
Gain on disposal of operating assets	(14,851)	(3,968)	(17,909)	(5,398)
Corporate expenses	110,205	92,923	344,160	255,216
Operating income	792,451	639,525	1,393,873	1,063,954
Interest expense	80,291	87,961	232,682	248,622
Interest income	(36,659)	(36,067)	(108,613)	(123,749)
Equity in losses of nonconsolidated affiliates	5,209	13,987	462	8,527
Other expense (income), net	13,792	(12,268)	53,125	(110,064)
Income before income taxes	729,818	585,912	1,216,217	1,040,618
Income tax expense	251,840	70,229	389,196	191,412
Net income	477,978	515,683	827,021	849,206
Net income attributable to noncontrolling interests	46,520	63,878	128,949	153,906
Net income attributable to common stockholders of Live Nation	$431,458	$451,805	$698,072	$695,300

Basic net income per common share available to common stockholders of Live Nation	$0.74	$1.72	$0.83	$2.21
Diluted net income per common share available to common stockholders of Live Nation	$0.73	$1.66	$0.82	$2.18

Weighted average common shares outstanding:
Basic	232,043,356	230,374,307	231,706,216	229,923,989
Diluted	234,752,332	245,319,968	234,725,805	235,928,752

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$431,458	$451,805	$698,072	$695,300
Accretion of redeemable noncontrolling interests	(259,850)	(54,536)	(505,745)	(186,970)
Net income available to common stockholders of Live Nation—basic	$171,608	$397,269	$192,327	$508,330
Convertible debt interest, net of tax	—	10,790	—	6,971
Net income available to common stockholders of Live Nation—diluted	$171,608	$408,059	$192,327	$515,301

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$477,978	$515,683	$827,021	$849,206
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	427	(8,062)	(826)	3,320
Realized gain on cash flow hedge	(3,467)	(4,878)	(10,363)	(14,370)
Foreign currency translation adjustments	(3,405)	(38,915)	187,410	(191,011)
Comprehensive income	471,533	463,828	1,003,242	647,145
Comprehensive income attributable to noncontrolling interests	46,520	63,878	128,949	153,906
Comprehensive income attributable to common stockholders of Live Nation	$425,013	$399,950	$874,293	$493,239

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2025	232,351,848	$2,324	$1,788,393	$(1,271,336)	$(6,865)	$(152,446)	$567,847	$927,917	$1,377,665
Non-cash and stock-based compensation	—	—	39,538	—	—	—	—	39,538	—
Common stock issued under stock plans, net of shares withheld for employee taxes	234,306	2	(33,083)	—	—	—	—	(33,081)	—
Exercise of stock options	31,117	—	1,611	—	—	—	—	1,611	—
Acquisitions	—	—	—	—	—	—	14,921	14,921	1,951
Purchases of noncontrolling interests	—	—	(9,278)	—	—	—	1,591	(7,687)	(782,404)
Redeemable noncontrolling interests fair value adjustments	—	—	(262,533)	—	—	—	—	(262,533)	262,963
Contributions received	—	—	—	—	—	—	2,738	2,738	—
Cash distributions	—	—	—	—	—	—	(26,083)	(26,083)	(5,897)
Other	—	—	—	—	—	—	1,192	1,192	(2,817)
Comprehensive income (loss):
Net income	—	—	—	431,458	—	—	45,279	476,737	1,241
Unrealized gain on cash flow hedge	—	—	—	—	—	427	—	427	—
Realized gain on cash flow hedge	—	—	—	—	—	(3,467)	—	(3,467)	—
Foreign currency translation adjustments	—	—	—	—	—	(3,405)	—	(3,405)	—
Balances at September 30, 2025	232,617,271	$2,326	$1,524,648	$(839,878)	$(6,865)	$(158,891)	$607,485	$1,128,825	$852,702

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2024	231,295,639	$2,313	$2,059,746	$(1,546,819)	$(6,865)	$(335,112)	$645,730	$818,993	$1,126,302
Cumulative effect of change in accounting principle	—	—	—	8,869	—	—	—	8,869	—
Non-cash and stock-based compensation	—	—	128,871	—	—	—	—	128,871	—
Common stock issued under stock plans, net of shares withheld for employee taxes	967,166	9	(119,675)	—	—	—	—	(119,666)	—
Exercise of stock options	171,906	2	5,052	—	—	—	—	5,054	—
Repurchase of 2.0% convertible senior notes due 2025	182,560	2	(4)	—	—	—	—	(2)	—
Acquisitions	—	—	—	—	—	—	118,034	118,034	76,441
Purchases of noncontrolling interests	—	—	(17,353)	—	—	—	(143,448)	(160,801)	(839,960)
Redeemable noncontrolling interests fair value adjustments	—	—	(531,989)	—	—	—	—	(531,989)	532,743
Contributions received	—	—	—	—	—	—	10,983	10,983	3,019
Cash distributions	—	—	—	—	—	—	(125,395)	(125,395)	(71,404)
Other	—	—	—	—	—	—	(5,427)	(5,427)	3,620
Comprehensive income (loss):
Net income	—	—	—	698,072	—	—	107,008	805,080	21,941
Unrealized loss on cash flow hedge	—	—	—	—	—	(826)	—	(826)	—
Realized gain on cash flow hedge	—	—	—	—	—	(10,363)	—	(10,363)	—
Foreign currency translation adjustments	—	—	—	—	—	187,410	—	187,410	—
Balances at September 30, 2025	232,617,271	$2,326	$1,524,648	$(839,878)	$(6,865)	$(158,891)	$607,485	$1,128,825	$852,702

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

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,443,106)	$(6,865)	$27,450	$604,305	$552,000	$859,930
Non-cash and stock-based compensation	—	—	86,969	—	—	—	—	86,969	—
Common stock issued under stock plans, net of shares withheld for employee taxes	530,107	5	(40,878)	—	—	—	—	(40,873)	—
Exercise of stock options	678,006	7	19,335	—	—	—	—	19,342	—
Acquisitions	—	—	—	—	—	—	54,594	54,594	45,378
Purchases of noncontrolling interests	—	—	(29,692)	—	—	—	(15,264)	(44,956)	(32,296)
Redeemable noncontrolling interests fair value adjustments	—	—	(188,714)	—	—	—	—	(188,714)	189,366
Contributions received	—	—	—	—	—	—	3,000	3,000	—
Cash distributions	—	—	—	—	—	—	(126,054)	(126,054)	(73,780)
Other	—	—	—	—	—	—	5,182	5,182	(2,583)
Comprehensive income (loss):
Net income	—	—	—	695,300	—	—	116,014	811,314	37,892
Unrealized gain on cash flow hedge	—	—	—	—	—	3,320	—	3,320	—
Realized gain on cash flow hedge	—	—	—	—	—	(14,370)	—	(14,370)	—
Foreign currency translation adjustments	—	—	—	—	—	(191,011)	—	(191,011)	—
Balances at September 30, 2024	230,993,354	$2,310	$2,214,938	$(1,747,806)	$(6,865)	$(174,611)	$641,777	$929,743	$1,023,907

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$827,021	$849,206
Reconciling items:
Depreciation	281,122	221,841
Amortization of definite-lived intangibles	192,958	185,483
Amortization of non-recoupable ticketing contract advances	61,971	62,237
Deferred income taxes	69,419	(14,059)
Amortization of debt issuance costs and discounts	13,392	13,168
Stock-based compensation expense	126,912	85,450
Unrealized changes in fair value of contingent consideration	17,012	(22,453)
Equity in losses of nonconsolidated affiliates, net of distributions	16,525	20,586
Provision for uncollectible accounts receivable	19,385	(1,101)
Gain on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(10,341)	(100,048)
Gain on sale of operating and fixed assets	(19,390)	(3,064)
Other, net	(7,424)	(8,554)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(753,810)	(565,093)
Increase in prepaid expenses and other assets	(401,117)	(341,941)
Increase in accounts payable, accrued expenses and other liabilities	1,019,909	586,960
Decrease in deferred revenue	(4,498)	(288,566)
Net cash provided by operating activities	1,449,046	680,052
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(58,543)	(92,895)
Collections of notes receivable	21,600	22,789
Disposal of operating assets, net of cash sold	25,232	4,829
Investments made in nonconsolidated affiliates	(29,225)	(34,479)
Purchases of property, plant and equipment	(709,797)	(491,750)
Cash paid for acquisition of right-of-use assets	(20,800)	—
Cash paid for acquisitions, net of cash acquired	(68,334)	(49,456)
Proceeds from sale of intangible assets	20,040	—
Other, net	(12,940)	(1,836)
Net cash used in investing activities	(832,767)	(642,798)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of debt issuance costs	948,154	2,038
Payments on debt including extinguishment costs	(110,526)	(384,567)
Contributions from noncontrolling interests	14,002	3,000
Distributions to noncontrolling interests	(196,799)	(199,834)
Purchases of noncontrolling interests, net	(851,183)	(69,935)
Proceeds from exercise of stock options	5,054	19,342
Taxes paid for net share settlement of equity awards	(119,666)	(40,873)
Payments for deferred and contingent consideration	(10,984)	(21,581)
Other, net	(832)	(50)
Net cash used in financing activities	(322,780)	(692,460)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	363,479	(82,947)
Net increase (decrease) in cash, cash equivalents and restricted cash	656,978	(738,153)
Cash, cash equivalents and restricted cash at beginning of period	6,106,109	6,238,956
Cash, cash equivalents and restricted cash at end of period	$6,763,087	$5,500,803
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes including, but not limited to, legal, tax and insurance accruals, acquisition accounting and impairments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
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
As of September 30, 2025 and December 31, 2024, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $802.5 million and $839.9 million of assets and $753.0 million and $577.6 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
Cash and Cash Equivalents
Our cash and cash equivalents are primarily invested in demand deposits, short-term time deposits and money market funds. The carrying amount of our cash and cash equivalents represents the historical cost, plus accrued interest, which approximates fair value because of the short maturities of the instruments.

Included in the September 30, 2025 and December 31, 2024 cash and cash equivalents balance is $2.1 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
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
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025. The Act makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and makes modifications to the international tax framework. The financial reporting implications of the Act were recorded in the income tax provision for the three and nine months ended September 30, 2025.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. We are required to adopt these disclosures for our annual reporting period ending December 31, 2025. This guidance may be applied retrospectively. We do not expect the adoption to have a material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires the disclosure of additional information related to certain costs and expenses, including amounts of inventory purchases, employee compensation, and depreciation and amortization included in each income statement line item. The guidance also requires disclosure of the total amount of selling expenses and the Company’s definition of selling expenses. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual periods beginning after December 15, 2027, with early adoption permitted. The guidance is to be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating this guidance and we expect the adoption will result in additional disclosures.

In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract,” which expands Topic 815 scope exceptions to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This guidance also clarifies how Topic 606 applies for share-based payments received as noncash consideration from customers. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted and is to be applied either prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. We are currently evaluating the impact of adopting this guidance and we do not expect the adoption to have a material impact on our consolidated financial statements.

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements, along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. For the nine months ended September 30, 2025, we recorded $12.0 million of capitalized interest.
Property, plant and equipment, net consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Land, buildings and improvements	$2,641,482	$2,325,929
Computer equipment and capitalized software	969,201	867,294
Furniture and other equipment	891,178	757,803
Construction in progress	779,330	386,880
Property, plant and equipment, gross	5,281,191	4,337,906
Less: accumulated depreciation	2,159,582	1,896,034
Property, plant and equipment, net	$3,121,609	$2,441,872
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2025:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2024:
Gross carrying amount	$819,594	$567,572	$231,180	$162,488	$26,237	$1,807,071
Accumulated amortization	(339,298)	(286,381)	(76,945)	(104,968)	(13,667)	(821,259)
Net	480,296	281,191	154,235	57,520	12,570	985,812
Gross carrying amount:
Acquisitions and additions—current year	35,092	170,240	7,729	2,241	945	216,247
Foreign exchange	66,840	19,203	6,229	7,787	759	100,818
Other (2)	(130,021)	(41,820)	(15,055)	(63,794)	12,652	(238,038)
Net change	(28,089)	147,623	(1,097)	(53,766)	14,356	79,027
Accumulated amortization:
Amortization	(78,760)	(72,653)	(22,504)	(11,120)	(7,921)	(192,958)
Foreign exchange	(26,019)	(7,781)	(2,488)	(3,084)	(299)	(39,671)
Other (2)	109,717	41,618	15,157	63,810	1,593	231,895
Net change	4,938	(38,816)	(9,835)	49,606	(6,627)	(734)
Balance as of September 30, 2025:
Gross carrying amount	791,505	715,195	230,083	108,722	40,593	1,886,098
Accumulated amortization	(334,360)	(325,197)	(86,780)	(55,362)	(20,294)	(821,993)
Net	$457,145	$389,998	$143,303	$53,360	$20,299	$1,064,105
__________________
(1) Other primarily includes crypto assets and intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.
Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of an artist management business and a concert promotion business, both located in Latin America, concert and festival promotion businesses in Europe and an artist management business in the United States.

The 2025 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	5
Client/vendor relationships	7
Trademarks and naming rights	5
Venue management	5
All categories	6
Amortization of definite-lived intangible assets for the three months ended September 30, 2025 and 2024 was $68.3 million and $61.3 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $193.0 million and $185.0 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2024:
Goodwill	$1,462,102	$964,221	$629,951	$3,056,274
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,026,739	964,221	629,951	2,620,911
Acquisitions—current year	116,844	758	—	117,602
Acquisitions—prior year	(274)	—	—	(274)
Foreign exchange	6,342	35,992	61,143	103,477
Balance as of September 30, 2025:
Goodwill	1,585,014	1,000,971	691,094	3,277,079
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,149,651	$1,000,971	$691,094	$2,841,716
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
Investments in Nonconsolidated Affiliates
At September 30, 2025 and December 31, 2024, we had investments in nonconsolidated affiliates of $492.9 million and $504.2 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease expense	$73,558	$64,543	$220,743	$197,051
Variable and short-term lease expense	83,003	74,936	157,943	148,848
Sublease income	(1,972)	(1,447)	(5,319)	(4,560)
Net lease expense	$154,589	$138,032	$373,367	$341,339
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
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$176,531	$212,983
Lease assets obtained in exchange for lease obligations, net of terminations	$234,390	$200,039
As of September 30, 2025, we have additional operating leases that have not yet commenced, with total lease payments of $1.3 billion. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from October 2025 to June 2030, with lease terms ranging from 5 to 49 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	September 30, 2025	December 31, 2024
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$821,608	$828,163
Revolving credit facility	775,000	—
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
5.625% Senior Notes due 2026	300,000	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	—	83,957
3.125% Convertible Senior Notes due 2029	1,000,000	1,000,000
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
Other debt	753,411	529,257
Total principal amount	7,400,019	6,491,377
Less: unamortized discounts and debt issuance costs	(42,494)	(53,308)
Total debt, net of unamortized discounts and debt issuance costs	7,357,525	6,438,069
Less: current portion (1)	1,250,813	260,901
Total long-term debt, net	$6,106,712	$6,177,168
__________
(1)
As of September 30, 2025, the current portion includes the full principal amount of the 3.125% convertible senior notes due 2029 (the “2029 Notes”) as, in accordance with the 2029 Notes indenture, the closing price of our common stock achieved specified targets during the three months ended September 30, 2025, which gives the holders of the 2029 Notes the option to surrender all or any portion of the 2029 Notes. The Company can elect to settle any surrendered 2029 Notes with common stock and/or cash. The surrender window is currently from October 1, 2025 through December 31, 2025 and may be extended at each quarter end thereafter depending on our future stock price.

All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Other Debt
As of September 30, 2025, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue in the United States during the first quarter of 2023 and $136.1 million for a Euro denominated note due in 2025.
Debt Extinguishment
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of our 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to holders as a result of conversion.
Subsequent Events
2.875% Convertible Senior Notes due 2031
On October 10, 2025, we issued $1.4 billion aggregate principal amount of 2.875% Convertible Senior Notes due 2031 (the “Notes”). In conjunction with this issuance, we intend to use the net proceeds from the Notes, together with borrowings under the new senior secured credit facility detailed below, (i) to fund the redemption (the “Redemption”) in full of all of the Company’s 2026 Notes, (ii) to repay in full amounts outstanding under the Company’s term loan B facility and the revolving credit facilities under the Company’s existing senior secured credit facility, (iii) to pay related fees and expenses in connection with the uses described in clauses (i) and (ii), and (iv) for general corporate purposes.
Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, beginning on April 15, 2026, at a rate of 2.875% per annum. The Notes will mature on October 15, 2031, unless earlier repurchased, redeemed or converted. The Notes will be convertible, under certain circumstances, until July 15, 2031, and on or after such date without condition, at an initial conversion rate of 4.4459 shares of our common stock per $1,000 principal amount of notes, subject to adjustment. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock.
We may redeem for cash all or any portion of the Notes, at our option, on or after October 20, 2028 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the Notes, the holders of the Notes may require us to purchase for cash all or a portion of the Notes, subject to specified exceptions, at a repurchase price equal to the principal amount of the Notes plus accrued and unpaid interest, if any.
5.625% Senior Notes due 2026 Note Redemption
In connection with the Redemption, on October 9, 2025, the Company issued a notice of conditional full redemption to redeem the 2026 Notes on November 8, 2025 (the “Redemption Date”) at a redemption price determined in accordance with the indenture governing the 2026 Notes plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date.
Senior Secured Credit Facility
On August 14, 2025, we drew down $775.0 million from our existing senior secured credit facility primarily to finance the acquisition of an additional 24% interest in OCESA from CIE and for other general corporate purposes. This borrowing was fully repaid in October 2025.
On October 21, 2025, we amended, amended and restated and refinanced, our existing senior secured credit facility and entered into an amended and restated credit agreement (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for, among other things, (i) a $1.3 billion term loan B facility (the “new term loan B facility”) , (ii) a $700.0 million delayed draw term loan A facility (the “new delayed draw term loan A facility”), (iii) a $1.3 billion multicurrency revolving credit facility (the “new multicurrency revolving credit facility”), and (iv) a $400.0 million venue expansion revolving credit facility (the “new venue expansion revolving credit facility” and together with the new multicurrency revolving credit facility, the “new revolving credit facilities”).
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the new revolving facilities and the new delayed draw term loan A facility, and customary letter of credit fees, as necessary.
The 2025 Credit Agreement contains a financial covenant that requires us to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the 2025 Credit Agreement) that ranges from 6.75x to 5.25x, with the first measurement occurring after the quarter ended March 31, 2026, the first step down of 0.50x occurring on March 31, 2027 and additional step downs of 0.50x occurring annually thereafter.
The new revolving facilities and new delayed draw term loan A facility mature on October 21, 2030 if certain conditions are met in accordance with the 2025 Credit Agreement. The new term loan B facility matures on October 21, 2032. Upon closing of the 2025 Credit Agreement, the new term loan B facility of $1.3 billion was fully drawn while the new delayed draw term loan A facility and the new revolving credit facilities were undrawn.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	September 30, 2025			December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$67,599	$—	$67,599	$—	$—	$—
Crypto assets (1)	$14,366	$—	$14,366	$—	$—	$—
Interest rate swaps	$—	$13,511	$13,511	$—	$29,251	$29,251
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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2025	December 31, 2024
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,213,212	$1,213,896
3.75% Senior Secured Notes due 2028	$488,580	$472,635
5.625% Senior Notes due 2026	$300,192	$299,529
4.75% Senior Notes due 2027	$944,110	$919,049
2.0% Convertible Senior Notes due 2025 (1)	$—	$103,032
3.125% Convertible Senior Notes due 2029	$1,620,490	$1,365,560
2.875% Convertible Senior Notes due 2030	$1,223,673	$1,105,852
___________________
(1)    During the nine months ended September 30, 2025, we repurchased the remaining aggregate principal amount. Refer to Note 4 – Long-Term Debt for further discussion.
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

Non-recurring
For the nine months ended September 30, 2025, there were no significant non-recurring fair value measurements.
For the nine months ended September 30, 2024, we recorded a gain related to an investment in a nonconsolidated affiliate of $31.8 million as well as a gain related to a warrant on the same investment in a nonconsolidated affiliate of $38.5 million, as a component of other income, net. To calculate the gain on the investment, we remeasured the investment to fair value of $142.2 million using an observable price from orderly transactions for a similar investment of the same issuer. We remeasured the warrant to fair value of $62.2 million using an option pricing model.
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

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Department of Justice Complaint
In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. The Complaint requests various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, and other forms of relief. Twenty-four states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices.
As of this date, discovery is substantially completed. The 24 states seeking damages have disclosed a damages study asserting that the allegedly anticompetitive ticketing practices raised ticketing fees. The Company contests that the alleged overcharge (the amount of which is subject to a confidentiality order) has occurred or was caused by anticompetitive conduct. The Company intends to file summary judgment motions in November 2025. Trial is currently set for March 2026.
The Company believes it has substantial defenses to the claims asserted in the lawsuit and will vigorously defend itself. Nevertheless, the defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on the Company’s financial results and operations. There can be no assurance that the Company will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect the Company’s ability to operate our business or have a materially adverse impact on the Company’s financial results. At this stage, we are unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, the Company filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. Class certification briefing is underway. The Company believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.
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
Federal Trade Commission Complaint
In September 2025, the United States Federal Trade Commission (the “FTC”), joined by the attorneys general of seven states, filed a lawsuit against Live Nation Entertainment, Inc. and Ticketmaster L.L.C. in the Central District of California. The plaintiffs allege that Live Nation and Ticketmaster advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs also allege that the Company violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes. The plaintiffs seek injunctive relief, statutory penalties and restitution for consumers.
Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and considerable uncertainty exists regarding the monetary penalties or other relief that the FTC could obtain in litigation. The Company will vigorously defend itself.

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
NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2025:

	Cash Flow Hedge	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2024	$21,518	$(356,630)	$(335,112)
Other comprehensive income (loss) before reclassifications	(826)	187,410	186,584
Amount reclassified from AOCI	(10,363)	—	(10,363)
Net other comprehensive income (loss)	(11,189)	187,410	176,221
Balance at September 30, 2025	$10,329	$(169,220)	$(158,891)
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
The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Weighted average common shares—basic	232,043,356	230,374,307	231,706,216	229,923,989
Effect of dilutive securities:
Stock options and restricted stock	2,708,976	1,941,001	2,891,759	2,226,003
Convertible senior notes	—	13,004,660	127,830	3,778,760
Weighted average common shares—diluted	234,752,332	245,319,968	234,725,805	235,928,752

The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase shares of common stock	—	—	—	3,750
Restricted stock and deferred stock—unvested	549,099	2,147,167	549,539	2,162,662
Conversion shares related to the convertible senior notes	14,946,450	—	14,946,450	9,225,900
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	15,495,549	2,147,167	15,495,989	11,392,312
Transactions with Noncontrolling and Redeemable Noncontrolling Interest Partners
During the nine months ended September 30, 2025, we paid $122.3 million to purchase a portion of the noncontrolling interest in certain subsidiaries in Europe. We also acquired an additional 24% interest in OCESA from CIE, which resulted in a decrease of $746.1 million in redeemable noncontrolling interest.
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

The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2025 and 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2025
Revenue	$7,282,473	$797,572	$442,689	$(23,591)	$—	$8,499,143
% of Consolidated Revenue	85.7%	9.4%	5.2%	(0.3)%
Other Segment Items	$6,768,306	$511,623	$129,617	$(17,420)	$74,044	$7,466,170
AOI	$514,167	$285,949	$313,072	$(6,171)	$(74,044)	$1,032,973
Intersegment revenue	$12,727	$7,211	$3,653	$(23,591)	$—	$—

Three Months Ended September 30, 2024
Revenue	$6,580,595	$693,704	$390,345	$(13,557)	$—	$7,651,087
% of Consolidated Revenue	86.0%	9.1%	5.1%	(0.2)%
Other Segment Items	$6,106,542	$458,000	$115,016	$(6,484)	$68,182	$6,741,256
AOI	$474,053	$235,704	$275,329	$(7,073)	$(68,182)	$909,831
Intersegment revenue	$7,268	$6,289	$—	$(13,557)	$—	$—

Nine Months Ended September 30, 2025
Revenue	$15,712,926	$2,234,940	$999,316	$(59,281)	$—	$18,887,901
% of Consolidated Revenue	83.2%	11.8%	5.3%	(0.3)%
Other Segment Items	$14,833,506	$1,405,839	$322,692	$(40,512)	$193,929	$16,715,454
AOI	$879,420	$829,101	$676,624	$(18,769)	$(193,929)	$2,172,447
Intersegment revenue	$38,191	$17,437	$3,653	$(59,281)	$—	$—

Nine Months Ended September 30, 2024
Revenue	$14,447,009	$2,147,559	$913,856	$(34,392)	$—	$17,474,032
% of Consolidated Revenue	82.7%	12.3%	5.2%	(0.2)%
Other Segment Items	$13,704,073	$1,335,207	$285,930	$(11,939)	$172,192	$15,485,463
AOI	$742,936	$812,352	$627,926	$(22,453)	$(172,192)	$1,988,569
Intersegment revenue	$19,671	$14,546	$175	$(34,392)	$—	$—

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
AOI	$1,032,973	$909,831	$2,172,447	$1,988,569
Acquisition expenses	32,983	94,565	141,873	95,087
Amortization of non-recoupable ticketing contract advances	16,528	16,996	61,971	62,237
Depreciation and amortization	165,600	137,001	474,080	407,324
Gain on sale of operating assets	(14,851)	(3,968)	(17,909)	(5,398)
Astroworld estimated loss contingencies	(553)	—	(8,353)	279,915
Stock-based compensation expense	40,815	25,712	126,912	85,450
Operating income	$792,451	$639,525	$1,393,873	$1,063,954
Contract Advances
At September 30, 2025 and December 31, 2024, we had ticketing contract advances of $216.4 million and $158.1 million, respectively, recorded in prepaid expenses and $139.4 million and $128.9 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At September 30, 2025, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.4 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 12%, 41%, 25% and 22% of this revenue in the remainder of 2025, 2026, 2027 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Concerts	$868,774	$1,032,868	$3,082,881	$2,885,696
Ticketing	44,419	50,140	185,083	165,463
Sponsorship & Advertising	10,313	6,626	85,969	93,300
	$923,506	$1,089,634	$3,353,933	$3,144,459

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

Executive Overview

Our third quarter was another record for the Company with operating income up 24% and AOI up 14% versus 2024. With our largest quarter completed and the summer season wrapped, we are confident of hitting our 2025 goals. Nearly all of our large venue content for the year is booked and our event-related deferred revenue balance of $3.5 billion is up $1.0 billion or 37% compared to September 30, 2024, demonstrating continued consumer demand for live concert experiences.
For the third quarter of 2025, revenues increased by $848.1 million, or 11%, on a reported basis as compared to the same period in 2024, from $7.7 billion to $8.5 billion. The increase was $707.8 million, or 9%, on a constant currency basis. Revenue growth for the quarter was largely driven by our Concerts segment with more fans and record stadium activity across over 50 markets. Our operating income increased by 24% and AOI increased 14% versus 2024. Revenues, operating income and AOI rose in all three of our reporting segments in the quarter as a result of higher fan count, higher ticket sales and more brand partnerships.
For the first nine months of 2025, our consolidated revenue increased by $1.4 billion, or 8%, compared to the same period in 2024, from $17.5 billion to $18.9 billion. The increase was $1.3 billion, or 8%, on a constant currency basis. We had consolidated operating income of $1.4 billion for the first nine months of 2025, an increase of $0.3 billion compared to the first nine months of 2024 at a reported and constant currency basis. Consolidated AOI for the first nine months increased by $183.9 million, or 9%, compared to the same period in 2024, from $2.0 billion to $2.2 billion. The increase was the same on a constant currency basis.
All of the segment financial comments to follow are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the quarter increased by $701.9 million, or 11%, from $6.6 billion in the third quarter of 2024 to $7.3 billion in the third quarter of 2025. The revenue increase was largely the result of more stadium shows and fans this quarter. Similar to the second quarter, the majority of Concerts’ revenue growth came from international markets, led by Mexico and the United Kingdom. The total number of events for the third quarter of 2025 was approximately 12,300 compared to over 12,800 in the third quarter of 2024, a decrease of approximately 500 events or 4%. The number of fans for the quarter was 51.3 million compared to 50.1 million last year, an increase of 1.2 million or 2% driven by double-digit growth in stadium content. Some of the major acts touring in the third quarter of 2025 included Oasis, The Weeknd, Chris Brown and Blackpink. Our larger festivals in the quarter included Lollapalooza Chicago, Ocean’s Calling in Maryland, Rock Werchter in Belgium and Lowlands in the Netherlands. Meanwhile, Concerts AOI for the quarter was $514.2 million compared to $474.1 million in the third quarter of 2024, for growth of $40.1 million or 8%.
For the first nine months of 2025, Concerts revenue grew $1.3 billion compared to the same period in 2024, from $14.4 billion to $15.7 billion. For the first nine months of 2025, our Concerts fan count was 117.8 million compared to 111.9 million for the same period in 2024, an increase of 5.9 million fans or 5%. Fan growth has been driven by more activity in stadiums globally with nearly 30 million fans attending one of our stadium shows so far this year. Onsite spending at our United States amphitheater shows for the first nine months of 2025 versus 2024 grew by 8% per fan for the season, driven by higher food and beverage spending. For our larger festivals, we saw 6% growth in per fan spend, driven largely by higher food and beverage and VIP sales. Concerts AOI for the first nine months increased by $136.5 million, or 18%, compared to the same period in 2024, from $742.9 million to $879.4 million.
Our Ticketing segment revenue for the quarter increased by $103.9 million, or 15%, from $693.7 million in the third quarter of 2024 to $797.6 million in the third quarter of 2025. We sold 89.1 million fee-bearing tickets, on a reported basis net of refunds, in the third quarter of 2025 compared to 85.8 million tickets in the same period of the prior year, an increase of 3.3 million tickets, or 4%. Two-thirds of the ticket sales growth occurred in North America with the remaining one-third came from our international markets. Fee-bearing GTV increased by 12% globally in the quarter with North America up double digits while international GTV increased by 5%. It was our second highest ever quarter for reported GTV and our fourth highest ever with respect to ticket volume. Ticketing AOI for the quarter was $285.9 million compared to $235.7 million last year, an increase of $50.2 million or 21%.
For the first nine months of 2025, our Ticketing segment’s revenue increased by $87.4 million compared to the same period in 2024, from $2.1 billion to $2.2 billion. Ticketing AOI for the first nine months of 2024 increased by $16.7 million compared to the same period in 2024, from $812.4 million to $829.1 million. For the first nine months of 2025, our fee-bearing ticket sales, on a reported basis net of refunds, were 249.9 million tickets, which was 5.1 million ahead of 2024. We have signed clients with 26.5 million of net new tickets so far this year, of which two-thirds are in our international markets, which demonstrates that our ticketing platforms’ features and functionalities continue to fuel growth.
Our Sponsorship & Advertising segment’s revenue for the quarter increased by $52.3 million, or 13%, from $390.3 million in the third quarter of 2024 to $442.7 million in the third quarter of 2025. The growth was largely due to an increase in festival and venue sponsorship income for North America as well as festival and access growth for continental Europe. For the first nine months of 2025, our sponsorship growth has been driven by new and expanded ticket access deals in our international markets as well as from onsite sponsorships globally. AOI for the quarter increased by $37.7 million, from $275.3 million in the third quarter of 2024 to $313.1 million in the third quarter of 2025.
For the nine months of 2025, our Sponsorship & Advertising segment’s revenue grew $85.5 million, or 9%, compared to the same period in 2024, from $913.9 million to $999.3 million. Sponsorship & Advertising AOI for the first nine months increased by $48.7 million, or 8%, compared to the same period in 2024, from $627.9 million to $676.6 million. On a full year basis, we expect AOI and operating margins to be in line with historical norms. Our committed sponsorship sales are up over double-digits year-over-year and virtually all of our projected revenue for the year is accounted for, giving us confidence we will deliver double-digit growth for the year once again in our Sponsorship & Advertising segment.
We are optimistic about the long-term potential of our Company and are focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2025			2024
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$8,499,143	$(140,295)	$8,358,848	$7,651,087	11%	9%
Operating expenses:
Direct operating expenses	6,437,700			5,780,188	11%
Selling, general and administrative expenses	1,008,038			1,005,418	0.3%
Depreciation and amortization	165,600			137,001	21%
Gain on disposal of operating assets	(14,851)			(3,968)	*
Corporate expenses	110,205			92,923	19%
Operating income	792,451	(12,757)	779,694	639,525	24%	22%
Operating margin	9.3%		9.3%	8.4%
Interest expense	80,291			87,961
Interest income	(36,659)			(36,067)
Equity in losses of nonconsolidated affiliates	5,209			13,987
Other expense (income), net	13,792			(12,268)
Income before income taxes	729,818			585,912
Income tax expense	251,840			70,229
Net income	477,978			515,683
Net income attributable to noncontrolling interests	46,520			63,878
Net income attributable to common stockholders of Live Nation	$431,458			$451,805
___________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $848.1 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily due to increased revenue in our Concerts segment of $701.9 million, Ticketing segment of $103.9 million and Sponsorship & Advertising segment of $52.3 million, as further discussed within each segment’s operating results.
Operating income
Operating income increased $152.9 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $91.2 million, Ticketing segment of $45.1 million and Sponsorship & Advertising segment of $34.2 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the three months ended September 30, 2025, we had other expense, net of $13.8 million, which primarily consisted of net foreign exchange rate losses of $24.7 million partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $10.4 million. For the three months ended September 30, 2024, we had other income, net of $12.3 million which included net foreign exchange rate gains of $12.1 million.

Consolidated Results of Operations
Nine Months

	Nine Months Ended September 30,				% Change
	2025			2024
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$18,887,901	$(81,173)	$18,806,728	$17,474,032	8%	8%
Operating expenses:
Direct operating expenses	13,903,393			12,839,737	8%
Selling, general and administrative expenses	2,790,304			2,913,199	(4)%
Depreciation and amortization	474,080			407,324	16%
Gain on disposal of operating assets	(17,909)			(5,398)	*
Corporate expenses	344,160			255,216	35%
Operating income	1,393,873	(2,246)	1,391,627	1,063,954	31%	31%
Operating margin	7.4%		7.4%	6.1%
Interest expense	232,682			248,622
Interest income	(108,613)			(123,749)
Equity in losses of nonconsolidated affiliates	462			8,527
Other expense (income), net	53,125			(110,064)
Income before income taxes	1,216,217			1,040,618
Income tax expense	389,196			191,412
Net income	827,021			849,206
Net income attributable to noncontrolling interests	128,949			153,906
Net income attributable to common stockholders of Live Nation	$698,072			$695,300
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $1.4 billion during the nine months ended September 30, 2025 as compared to the same period of the prior year, driven by increased revenue in our Concerts segment of $1.3 billion, Ticketing segment of $87.4 million and Sponsorship & Advertising segment of $85.5 million, as further discussed within each segment’s operating results.
Operating income
Operating income increased $329.9 million during the nine months ended September 30, 2025 as compared to the same period of the prior year, primarily driven by increased operating income in our Concerts segment of $373.4 million and Sponsorship & Advertising segment of $48.3 million. These were partially offset by higher certain acquisition expenses of $78.0 million as well as decreased operating income in our Ticketing segment of $1.1 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the nine months ended September 30, 2025, we had other expense, net of $53.1 million, which primarily consisted of net foreign exchange rate losses of $59.2 million. For the nine months ended September 30, 2024, we had other income, net of $110.1 million, which primarily included mark to market adjustments for certain investments in nonconsolidated affiliates of $94.7 million and net foreign exchange rate gains of $14.7 million.

Income tax expense
For the nine months ended September 30, 2025, we had a net tax expense of $389.2 million on income before income taxes of $1.2 billion compared to a net tax expense of $191.4 million on income before income taxes of $1.0 billion for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, the income tax expense consisted of $251.4 million related to foreign entities, $111.8 million related to United States federal taxes and $26.0 million related to state and local income taxes. The net increase of $197.8 million is attributable to an increase in non-deductible expenses in the United States primarily related to legal matters as well as an increase in performance share awards vesting during 2025.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $25.0 million during the nine months ended September 30, 2025 as compared to the prior year primarily due to lower show activity from certain concert businesses during 2025 as compared to the prior year.
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
The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating income	$792,451	$639,525	$1,393,873	$1,063,954
Acquisition expenses	32,983	94,565	141,873	95,087
Amortization of non-recoupable ticketing contract advances	16,528	16,996	61,971	62,237
Depreciation and amortization	165,600	137,001	474,080	407,324
Gain on sale of operating assets	(14,851)	(3,968)	(17,909)	(5,398)
Astroworld estimated loss contingencies	(553)	—	(8,353)	279,915
Stock-based compensation expense	40,815	25,712	126,912	85,450
Consolidated AOI	$1,032,973	$909,831	$2,172,447	$1,988,569

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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	8,874	9,664	24,963	26,831
International	3,415	3,170	12,913	11,884
Total estimated events	12,289	12,834	37,876	38,715
Estimated fans:
North America (2)	31,790	32,900	64,123	66,978
International	19,479	17,204	53,668	44,948
Total estimated fans	51,269	50,104	117,791	111,926
Ticketing (3)
Estimated number of fee-bearing tickets sold	89,065	85,797	249,909	244,839
Estimated number of non-fee-bearing tickets sold	66,092	66,598	216,129	216,162
Total estimated tickets sold	155,157	152,395	466,038	461,001
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$7,282,473	$6,580,595	11%	$15,712,926	$14,447,009	9%
Direct operating expenses	6,090,222	5,464,732	11%	13,007,206	11,943,821	9%
Selling, general and administrative expenses	705,710	733,459	(4)%	1,911,452	2,125,152	(10)%
Depreciation and amortization	114,983	91,207	26%	329,452	274,216	20%
Gain on disposal of operating assets	(14,850)	(3,974)	*	(17,903)	(5,466)	*
Operating income	$386,408	$295,171	31%	$482,719	$109,286	*
Operating margin	5.3%	4.5%		3.1%	0.8%
AOI	$514,167	$474,053	8%	$879,420	$742,936	18%
AOI margin	7.1%	7.2%		5.6%	5.1%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $701.9 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily due to more stadium shows and fans. Concerts had incremental revenue of $275.0 million during the three months ended September 30, 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $40.1 million and operating income increased $91.2 million during the three months ended September 30, 2025 as compared to the same period of the prior year. The increase in AOI was primarily driven by higher revenue as discussed above, partially offset by an increase in direct operating expenses to support more stadium shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses. The remaining change in operating income outside of AOI of $51.1 million is primarily associated with lower acquisition expenses of $73.6 million, mostly due to contingent consideration changes in the prior year, partially offset by higher depreciation and amortization expense of $23.8 million related to capital expenditures incurred to support the increased operations.
Nine Months
Revenue
Concerts revenue increased $1.3 billion during the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to more stadium shows and fans. Concerts had incremental revenue of $412.8 million during the nine months ended September 30, 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $136.5 million and operating income increased $373.4 million during the nine months ended September 30, 2025 as compared to the same period of the prior year. The increase in AOI was primarily driven by higher revenue as discussed above, partially offset by increased direct operating expenses to support more stadium shows and fan growth at events. The remaining change in operating income outside of AOI of $236.9 million is primarily associated with the nonrecurring Astroworld estimated loss contingencies in the prior year as well as lower acquisition expenses of $31.2 million, mostly due to contingent consideration changes in the prior year. These were partially offset by higher depreciation and amortization expense of $55.2 million related to capital expenditures incurred to support the increased operations and higher stock-based compensation of $39.7 million.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$797,572	$693,704	15%	$2,234,940	$2,147,559	4%
Direct operating expenses	290,196	262,773	10%	761,145	767,696	(1)%
Selling, general and administrative expenses	247,859	218,826	13%	735,572	648,456	13%
Depreciation and amortization	28,319	26,033	9%	81,857	73,956	11%
Loss (Gain) on disposal of operating assets	(1)	(17)	(94)%	(6)	29	*
Operating income	$231,199	$186,089	24%	$656,372	$657,422	(0.2)%
Operating margin	29.0%	26.8%		29.4%	30.6%
AOI	$285,949	$235,704	21%	$829,101	$812,352	2%
AOI margin	35.9%	34.0%		37.1%	37.8%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Ticketing revenue increased $103.9 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily due to higher primary ticket sales in North America and Latin America markets.
Operating results
Ticketing AOI increased $50.2 million and operating income increased $45.1 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily driven by an increase in revenue discussed above partially offset by higher selling, general and administrative expenses due to increased investments in research & development, cybersecurity and cloud computing.

Nine Months
Revenue
Ticketing revenue increased $87.4 million during the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to higher primary ticket sales in North America and international markets.
Operating results
Ticketing AOI increased $16.7 million and operating income decreased $1.1 million during the nine months ended September 30, 2025 as compared to the same period of the prior year primarily driven by higher revenue discussed above partially offset by higher selling, general and administrative expenses due to increased investments in research & development, cybersecurity and cloud computing.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2025	2024		2025	2024
	(in thousands)			(in thousands)
Revenue	$442,689	$390,345	13%	$999,316	$913,856	9%
Direct operating expenses	77,140	64,842	19%	183,424	157,853	16%
Selling, general and administrative expenses	56,072	52,288	7%	147,791	134,977	9%
Depreciation and amortization	16,190	14,134	15%	46,055	47,216	(2)%
Loss on disposal of operating assets	—	23	(100)%	—	39	(100)%
Operating income	$293,287	$259,058	13%	$622,046	$573,771	8%
Operating margin	66.3%	66.4%		62.2%	62.8%
AOI	$313,072	$275,329	14%	$676,624	$627,926	8%
AOI margin	70.7%	70.5%		67.7%	68.7%

Three Months
Revenue
Sponsorship & Advertising revenue increased $52.3 million during the three months ended September 30, 2025 as compared to the same period of the prior year primarily due to increased sponsorship activity in North America and mainland Europe, notably for our operated venues and festivals as well as ticket onsale deals.
Operating results
Sponsorship & Advertising AOI increased $37.7 million and operating income increased $34.2 million during the three months ended September 30, 2025 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

Nine Months
Revenue
Sponsorship & Advertising revenue increased $85.5 million during the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to increased sponsorship activity in North America and international markets, notably for our operated venues and festivals as well as ticket onsale deals.
Operating results
Sponsorship & Advertising AOI increased $48.7 million and operating income increased $48.3 million during the nine months ended September 30, 2025 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $6.8 billion and short-term investments of $67.6 million at September 30, 2025, and cash and cash equivalents of $6.1 billion at December 31, 2024. Included in the September 30, 2025 and December 31, 2024 cash and cash equivalents balances are $2.1 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $4.1 billion in cash and cash equivalents, excluding client cash, at September 30, 2025. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $7.4 billion and $6.4 billion at September 30, 2025 and December 31, 2024, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.5% at September 30, 2025, with approximately 80.6% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at September 30, 2025, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.4%.
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
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the revolving credit facility and variable fees on outstanding letters of credit. Based on our outstanding letters of credit of $20.5 million, $904.5 million was available for future borrowings from our revolving credit facility as of September 30, 2025.
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
Debt Covenants
As of September 30, 2025, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2025.

Subsequent Events
2.875% Convertible Senior Notes due 2031
On October 10, 2025, we issued $1.4 billion aggregate principal amount of 2.875% Convertible Senior Notes due 2031 (the “Notes”). In conjunction with this issuance, we intend to use the net proceeds from the Notes, together with borrowings under the new senior secured credit facility detailed below, (i) to fund the redemption (the “Redemption”) in full of all of the Company’s 2026 Notes, (ii) to repay in full amounts outstanding under the Company’s term loan B facility and the revolving credit facilities under the Company’s existing senior secured credit facility, (iii) to pay related fees and expenses in connection with the uses described in clauses (i) and (ii), and (iv) for general corporate purposes.
Interest on the Notes is payable semi-annually in arrears on April 15 and October 15, beginning on April 15, 2026, at a rate of 2.875% per annum. The Notes will mature on October 15, 2031, unless earlier repurchased, redeemed or converted. The Notes will be convertible, under certain circumstances, until July 15, 2031, and on or after such date without condition, at an initial conversion rate of 4.4459 shares of our common stock per $1,000 principal amount of notes, subject to adjustment. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock.
We may redeem for cash all or any portion of the Notes, at our option, on or after October 20, 2028 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any.
If we experience a fundamental change, as defined in the indenture governing the Notes, the holders of the Notes may require us to purchase for cash all or a portion of the Notes, subject to specified exceptions, at a repurchase price equal to the principal amount of the Notes plus accrued and unpaid interest, if any.
5.625% Senior Notes due 2026 Note Redemption
In connection with the Redemption, on October 9, 2025, the Company issued a notice of conditional full redemption to redeem the 2026 Notes on November 8, 2025 (the “Redemption Date”) at a redemption price determined in accordance with the indenture governing the 2026 Notes plus accrued and unpaid interest, if any, to, but excluding, the Redemption Date.
Senior Secured Credit Facility
On August 14, 2025, we drew down $775.0 million from our existing senior secured credit facility primarily to finance the acquisition of an additional 24% interest in OCESA from CIE and for other general corporate purposes. This borrowing was fully repaid in October 2025.
On October 21, 2025, we amended, amended and restated and refinanced, our existing senior secured credit facility and entered into an amended and restated credit agreement (the “2025 Credit Agreement”). The 2025 Credit Agreement provides for, among other things, (i) a $1.3 billion term loan B facility (the “new term loan B facility”), (ii) a $700.0 million delayed draw term loan A facility (the “new delayed draw term loan A facility”), (iii) a $1.3 billion multicurrency revolving credit facility (the “new multicurrency revolving credit facility”), and (iv) a $400.0 million venue expansion revolving credit facility (the “new venue expansion revolving credit facility” and together with the new multicurrency revolving credit facility, the “new revolving credit facilities”).
We are required to pay a commitment fee of 0.35% per year on the undrawn portion available under the new revolving facilities and the new delayed draw term loan A facility, and customary letter of credit fees, as necessary.
The 2025 Credit Agreement contains a financial covenant that requires us to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the 2025 Credit Agreement) that ranges from 6.75x to 5.25x, with the first measurement occurring after the quarter ended March 31, 2026, the first step down of 0.50x occurring on March 31, 2027 and additional step downs of 0.50x occurring annually thereafter.
The new revolving facilities and new delayed draw term loan A facility mature on October 21, 2030 if certain conditions are met in accordance with the 2025 Credit Agreement. The new term loan B facility matures on October 21, 2032. Upon closing of the 2025 Credit Agreement, the new term B loan facility of $1.3 billion was fully drawn while the new delayed draw term loan A facility and the new revolving credit facilities were undrawn.

Uses of Cash
Acquisitions
During the nine months ended September 30, 2025, we completed various acquisitions that resulted in cash paid, net of cash acquired of $68.3 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Revenue generating	$600,992	$363,576
Maintenance	79,827	81,529
Total capital expenditures	$680,819	$445,105
Revenue generating capital expenditures during the first nine months of 2025 increased from the same period of the prior year primarily due to venue expansion and enhancements across North America and Latin America.
We expect capital expenditures to be approximately $1.0 billion for the year ending December 31, 2025 with approximately 85% dedicated to revenue generating projects, including $700 million to $800 million of spend relating to our venue expansion and enhancement plans. Some of the more significant projects in 2025 include an extensive renovation of an arena in Hamilton, Ontario in Canada and the new Riverside Amphitheater outside of Kansas City, Missouri which will open in 2026. Approximately $200 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, pre-selling certain premium rights and project-based debts.
Cash Flows

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash provided by (used in):
Operating activities	$1,449,046	$680,052
Investing activities	$(832,767)	$(642,798)
Financing activities	$(322,780)	$(692,460)
Operating Activities
Cash provided by operating activities increased $769.0 million for the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts as well as lower gain on mark-to-market of investments in nonconsolidated affiliates and higher deferred income taxes.

Investing Activities
Cash used in investing activities increased $190.0 million for the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to higher purchases of property, plant and equipment for revenue generating capital expenditures partially offset by lower advances of notes receivable due to timing. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash used in financing activities decreased $369.7 million for the nine months ended September 30, 2025 as compared to the same period of the prior year primarily due to the draw down of $775.0 million from our revolving credit facility as well as lower payments on debt. These were partially offset by higher purchases of noncontrolling interests including the acquisition of an additional 24% interest in OCESA from CIE. See “—Sources of Cash” above for further discussion.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the three and nine months ended September 30, 2025 and 2024. Our foreign operations reported an operating income of $575.2 million for the nine months ended September 30, 2025. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2025 by $57.5 million. As of September 30, 2025, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At September 30, 2025, we had forward currency contracts outstanding with an aggregate notional amount of $471.7 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $7.4 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of September 30, 2025. Of the total amount, we had $6.0 billion of fixed-rate debt and $1.4 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2025, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.6 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2025 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2025.

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
Based on their evaluation as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2025	6,071	$143.94
August 2025	104,574	$150.76
September 2025	95,721	$171.76
	206,366

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2025.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)