Form 10-K
period 2025-12-31
Live Nation Entertainment, Inc.
filed 2026-02-19
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.                             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.     ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).                        ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No
On June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock beneficially held by non-affiliates of the registrant was approximately $24.1 billion. (For purposes hereof, directors, executive officers and 10% or greater stockholders have been deemed affiliates).
On February 12, 2026, there were 234,801,922 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,433,682 shares of unvested restricted stock awards and excluding 574,131 shares held in treasury.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders, expected to be filed within 120 days of our fiscal year end, are incorporated by reference into Part III.

LIVE NATION ENTERTAINMENT, INC.

LIVE NATION ENTERTAINMENT, INC.

GLOSSARY OF KEY TERMS

AOCI	Accumulated other comprehensive income (loss)
AOI	Adjusted operating income (loss)
ASC	Accounting Standards Codification
CIE	Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
Company	Live Nation Entertainment, Inc. and subsidiaries
FASB	Financial Accounting Standards Board
GAAP	United States Generally Accepted Accounting Principles
GTV	Gross transaction value
Liberty Live	Liberty Live Holdings, Inc.
Live Nation	Live Nation Entertainment, Inc. and subsidiaries
LNE	Live Nation Entertainment, Inc.
OCESA	OCESA Entretenimiento, S.A. de C.V. and certain other related subsidiaries of Corporación Interamericana de Entretenimiento, S.A.B. de C.V.
SEC	United States Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
Ticketmaster	The ticketing business of the Company
VIE	Variable interest entity (as defined under GAAP)

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

ITEM 1.    BUSINESS

Our Company
We believe that we are the largest live entertainment company in the world, connecting over 805 million fans across all of our concerts and ticketing platforms in 55 countries during 2025.
We believe we are the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting 159 million fans to over 11,000 artists at 55,000 events in 2025. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 460 venues globally, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl® in New York City, the Hollywood Palladium in Los Angeles, the Moody Center© arena in Austin, the Ziggo Dome in Amsterdam, 3Arena in Dublin, Royal Arena in Copenhagen and Spark Arena in Auckland. We believe we are one of the world’s leading artist management companies based on the number of artists represented. Our artist management companies manage music artists and acts across all music genres.
We believe we are the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets we sell. Ticketmaster provides ticket sales services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and our mobile apps, other websites and numerous retail outlets, distributing 646 million tickets through our systems in 2025. Ticketmaster serves 10,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.
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

Our Strategy
Our strategy is to grow the global live entertainment industry by connecting artists with their fans, selling more tickets and partnering with additional sponsors. We invest nearly $15 billion annually in artist performances – from club and theater acts to global superstars – more than any other company in the industry. In addition, we are investing in venue infrastructure around the world to support artists, meet rising fan demand and strengthen our long-term growth.
Our core businesses surrounding the promotion of live events include ticketing and sponsorship and advertising. We believe our focus on growing these businesses will increase shareholder value as we continue to enhance our revenue streams. In our ticketing business, we serve artists, venues, and sports teams and leagues to secure content and tickets as well as invest in technology to build innovative products which advance our ticketing, including mobile platforms and advertising. Lastly, we are paid by sponsors and advertisers that want to connect their brands with a passionate fan base.
We execute on our strategy and thereby grow and innovate through the initiatives listed below.
•Expand our Concert Platform. We will deliver more shows, grow the fan base and increase our ticket sales by continuing to build our portfolio of concerts globally, expanding our business into additional top global music markets, and further building our presence in existing markets. Through our culture of serving artists and a focus on supporting the development of emerging artists, we believe we can continue to expand our concert base.
•Grow our Revenue per Show. We will grow our revenue per show across our venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. We will also grow our onsite fan monetization by improving ease of purchase, through improved onsite food and beverage and other products, merchandising, and enhanced experiences for the fans.
•Invest in Venue Infrastructure and Enhancement Projects. To support the continued growth of artists and global fan demand, we are investing capital expenditures to expand our venue footprint – focusing on large theaters, amphitheaters, arenas and stadiums - to more markets around the world and upgrading our existing venues to enhance hospitality efforts for the fan base.
•Invest in our Ticketing Platform. We will continue to invest in our ticketing enterprise system and develop innovative products to better serve our enterprise clients and continue to build our global client base. These include technological and digital transformations, enhanced marketing capabilities, and improved analytical tools to meet the needs of venues, event organizers and fans.
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
•Grow Sponsorship and Advertising Partnerships. We will continue to drive growth in our sponsorship relationships and capture a larger share of the global music sponsorship market by further monetizing our venue portfolio as well as grow our portfolio of brands connecting with fans. We will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing the fans attending our shows. We will continue to develop and to scale new products in order to drive onsite and digital revenue.

Our Strengths
We believe we have unique resources that are unmatched in the live entertainment industry.
•Fans. During 2025, we connected over 805 million fans to their favorite live events. Our database of fans and their interests provides us with the means to efficiently communicate to them about shows they are likely to be interested in.
•Artists. We have extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2025, we promoted shows for approximately 11,000 artists globally. In addition, through our artist management companies, we managed approximately 360 artists in 2025.
•Digital Platforms and Ticketing. We own and operate various branded websites, both in the United States and abroad, which are customized to reflect services offered in each jurisdiction. Our primary commercial websites, www.livenation.com and www.ticketmaster.com, together with our other branded ticketing websites, are designed to promote ticket sales for live events. We also have both Live Nation and Ticketmaster mobile apps that fans can use to access event information and buy tickets.

•Distribution Network. We believe that our global network of promoters, venues and festivals provides us with a strong position in the live concert industry. We believe we have one of the largest global networks of live entertainment businesses in the world, with offices in 51 countries worldwide. In addition, we own, lease, operate, have exclusive booking rights for, or have an equity interest for which we have a significant influence in 460 venues and have operations located across 55 countries as of the end of 2025, making us, we believe, the second largest operator of music venues in the world. We also believe that we are one of the largest music festival producers in the world with 131 festivals globally in 2025. In addition, we believe that our global ticketing distribution network—with approximately 10,500 clients worldwide in 2025 — makes us the largest ticketing network in the world.
•Sponsors. We monetize our physical and digital assets through long-term sponsorship agreements and advertising. We employ a sales force of approximately 830 people that worked with more than 1,500 sponsors during 2025, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Our sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure, such as Citibank, O2, Mastercard, Cisco, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

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
Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge by both seller and buyer, when the ticket is resold and the remaining ticket value is paid to the holder.
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

Our Business
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising.
Concerts. Our Concerts segment principally involves the global promotion of live music events in our owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, our Concerts business generated $20.9 billion, or 83%, of our total revenue during 2025. We promoted approximately 55,000 live music and other events in 2025. While our Concerts segment traditionally operates year-round, we experience higher revenue during the second and third quarters due to the seasonal nature of shows at our outdoor amphitheaters and festivals, which primarily occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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
Ticketing. Our Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. We sell tickets for our events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. We sell tickets through mobile apps, websites and ticket outlets. Our Ticketing segment also manages our online activities including enhancements to our websites and product offerings. Including intersegment revenue, our Ticketing business generated $3.1 billion, or 12%, of our total revenue during 2025, which excludes the face value of tickets sold and is net of the fees paid to our ticketing clients. Through all of our ticketing services, we sold approximately 346 million tickets in 2025 on which we were paid fees for our services. In addition, approximately 300 million tickets were sold, for which we did not receive a fee, using our Ticketmaster systems, including season seat packages, our venue clients’ box offices, and other channels. Our ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by our clients. As ticket sales increase, related ticketing operating income generally increases as well.

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
Sponsorship & Advertising. Our Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through our concert, festival, venue and ticketing assets, including advertising on our websites. We work with our corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. We also develop, book and produce custom events or programs for our clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, our Sponsorship & Advertising business generated $1.3 billion, or 5%, of our total revenue during 2025. We typically experience higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with our outdoor venues and festivals, which are primarily used in or occur from May through October. We expect our seasonality trends to evolve as we continue to expand our global operations.
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

Live Nation Venue Details
In the live entertainment industry, venue types generally consist of:
•Stadiums—Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are not specifically designed for live music, they are the largest venues available and have become increasingly popular for concerts.
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
•Clubs—Clubs are indoor venues that are built primarily for music events, but may also include comedy clubs. These venues typically have a capacity of less than 2,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round. This category includes our House of Blues® and Brooklyn Bowl® venues whose live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. We believe that the strength of the brand and the quality of the food, service and unique atmosphere in our restaurants attract customers to these venues independently from a live music event and generate a significant amount of repeat business from local customers.
•Outdoor Spaces—Outdoor spaces include green spaces, fields and parking lots that were not originally designed for live music and are temporarily adapted to host occasional events such as festivals and concerts. Outdoor spaces include festival sites used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 fans per day. We believe they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because we are able to generate income from many different services provided at the event.
•Other Venues—Other venues includes restaurants and exhibition and convention halls that typically are not used for live music events.
The following table summarizes the number of venues by type that we owned, other operated or had an equity interest over which we had a significant influence as of December 31, 2025:

Venue Type	Capacity	Owned	Other Operated (1)	Equity Interest	Total

Stadium	More than 30,000	1	9	1	11
Amphitheater	5,000 - 30,000	10	66	2	78
Arena	5,000 - 20,000	4	37	—	41
Theater	1,000 - 6,500	10	100	2	112
Club	Less than 2,000	11	113	1	125
Outdoor Spaces (2)	Varies	2	65	—	67
Other Venues	Varies	2	22	2	26
Total venues in operation		40	412	8	460

Venues currently under construction		1	9	—	10
Venues not currently in operation		1	6	—	7

Total venues in operation by location:
North America		24	301	8	333
International		16	111	—	127
__________
(1)Other operated includes leased venues, operated venues and venues where we have exclusive booking rights.
(2)Outdoor spaces includes operated festival sites with multi-year agreements providing us the right to use public or private land for a defined period of time leading up to and continuing after the festival. We may enter into multiple agreements for a single festival site or use the same site for multiple festivals. We have aggregated the agreements for each festival site and reported them as one festival site.

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
In markets where we own or operate a venue, we compete with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to our venues when scheduling tours. Our main competitors in venue management include Legends Global, Madison Square Garden Entertainment Corp., The Nederlander Organization and Bowery Presents, in addition to numerous smaller regional companies in North America, Europe, Australia and New Zealand. Some of our competitors in venue management may have more attractive or a greater number of venues in certain markets, and may have greater financial resources in those markets.
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

We also face significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Our competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, SeatGeek, Ticketek and Fever; secondary ticketing companies such as StubHub, Vivid Seats, Viagogo and SeatGeek; and many others, including large technology and ecommerce companies that could enter these markets.
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
We are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union’s GDPR (as defined and discussed below in Item 1A.—Risk Factors) and the California Consumer Protection Act. In addition, the Digital Services Act (“DSA”) in the European Union came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on our sites, traceability of business users, and enhanced transparency measures.
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
Our People and Culture
Bringing approximately 55,000 events to life and connecting over 805 million fans across all of our concerts and ticketing platforms, as we did in 2025, is a massive undertaking, made possible by our thousands of employees spread across 51 countries. Our teams come together every day to grow our business, and we recognize our people are the key to our success—whether they’re putting on a show at one of our venues, selling tickets, working with our brand partners or supporting our businesses in a myriad of other ways.
Taking Care of Our Own
Our core value with our employees is “taking care of our own,” which means a top priority is making sure that every employee can rely on us to go above just providing standard compensation and benefits by offering assistance for a range of planned and unplanned situations. We also ensure that our employees have direct access to senior executives to raise concerns and share ideas. Our programs are structured under eight core pillars, designed to support key life moments:
•Taking Care of Yourself: To support employee well-being, we offer flexible vacation time, free ticket perks, wellness resources such as in-house and on-demand virtual meditation, crisis support, crowdfunding networks, and sobriety and recovery support through our Sober Nation programs. In 2025, we added the Sabbatical Program to reward long standing employees and their commitment to the company.
•Taking Care of Your Health: Beyond a full suite of medical, dental and vision benefits, we provide access to telehealth and telemedicine platforms available to employees and their family members enrolled in our medical plan.
•Taking Care of Your Mental Health: Our mental well-being offerings include free virtual mental health coaching or therapy sessions, group support sessions, 24/7 counselor support line, and both in-person and virtual meditation and yoga sessions for all full-time and part-time employees.
•Taking Care of Your Family: We provide assistance with fertility needs such as egg-freezing, egg-donation and IVF, as well as adoption or surrogacy, primary caregiver leave for new parents, sick leave to care of loved ones, and leave for bereavement or end-of-life care.
•Taking Care of Your Career: Our School of Live learning and development center, located at our Los Angeles headquarters, supports employee career advancement through leadership development programs for mid-career employees and internal career coaching opportunities. In 2025, we expanded our learning portfolio with more than 20 new global, live, and on-demand courses designed to strengthen professional and operational capabilities across the organization. These offerings enhance access to scalable learning, professional development, and coaching opportunities for employees worldwide. We also provide recognition for successful patent applications and offer tuition reimbursement programs to support continuing education.

•Taking Care of Your Wealth: We support employees’ long-term financial well-being through retirement benefits, including 401(k) or pension matching, a stock reimbursement program, and student loan repayment assistance. We also provide a minimum hourly wage of $20.00 for eligible part-time club and seasonal amphitheater staff based on tenure.
•Taking Care of Our Own: During life’s most difficult moments, we offer employees financial support to help them through a variety of crises, including unexpected deaths, natural disasters, and escaping domestic violence.
•Taking Care of Others: We are committed to supporting the communities around us in meaningful ways. In addition to providing employees paid time off to volunteer locally, since March 2020 our Crew Nation Global Relief Fund has delivered over $16.5 million in financial support to more than 16,000 live music crew members across 51 countries.
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
•Industry Engagement: We partner with various nonprofit organizations to launch music business intensive courses and paid internship programs to introduce the next generation of industry newcomers to the technical skills required to succeed in careers in the live industry.
Human Capital
Our compensation philosophy is focused on attracting and retaining talented individuals who contribute to our values and help lead our dynamic and innovative environment. To determine market-competitive pay for our employees, we use a combination of entertainment and technology industry benchmarks.
We are committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of our shareholders for long-term growth and profitability. We further strive to reward individual achievements and contributions that are both aligned with and supportive of our short- and long-term goals and core business values. We believe that our efforts in these areas are working and contributing to the overall success of the Company, as evidenced by accolades such as obtaining recognition for the following:
•Great Place to Work® certification (2017-19, 2022-25),
•Forbes’ World’s Top Companies for Women (2023-2025), World’s Best Employers List (2023-2025), America’s Best Employers for Company Culture (2025), America’s Best-in-State Employers (2025), America’s Best Employers For Women (2022-2023, 2025), America's Best Employers for New Grads (2022-25), America’s Best Large Employers List (2022-25), Most Trusted Companies in America (2026), and America’s Dream Employers List (2025-26),
•TIME’s World’s Best Companies (2023, 2025), 100 Most Influential Companies (2023), and America’s Growth Leaders (2025), placing on Newsweek’s America’s Best of the Best (2024), America's Greatest Workplaces for Parents & Families (2024-25), America's Greatest Workplaces (2023-25), America's Greatest Workplaces for Job Starters (2024), America’s Greatest Workplaces for Mental Well-being (2025), America's Greatest Workplaces for Women (2024-25), America’s Greatest Workplaces for Diversity (2024-25), America’s Greatest Workplaces for Culture, Belonging & Community (2026), and
•Fortune’s World’s Most Admired Companies List (2018-21, 2024-26), Sector Leaders (2024), Most Innovative Companies List (2024-25) and 500 List (2010-2020, 2023-25).
As of December 31, 2025, we had approximately 17,700 full-time employees. Our staffing needs vary significantly throughout the year and we also employ seasonal and part-time employees, primarily for our live music venues and festivals. At the end of 2025, we employed approximately 17,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, we employed as many as 37,000 seasonal and part-time employees in 2025.

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

Information About Our Executive Officers
Set forth below are the names, ages and current positions of our executive officers and other significant employees as of February 12, 2026.

Name	Age	Position

Michael Rapino	60	President, Chief Executive Officer and Director
Omar Al-Joulani	48	President–Touring
Joe Berchtold	61	President and Chief Financial Officer
Brian Capo	59	Senior Vice President–Chief Accounting Officer
Liz Dyer	40	Senior Vice President–Human Resources
Arthur Fogel	72	Chairman–Global Music and President–Global Touring
Matthew Hansen	44	Chief Strategy Officer
Kaitlyn Henrich	35	Senior Vice President–Corporate Communications and Social Impact
John Hopmans	67	Executive Vice President–Mergers and Acquisitions and Strategic Finance
Saumil Mehta	43	President–Ticketmaster
Bob Roux	68	President–U.S. Concerts
Michael Rowles	60	General Counsel and Secretary
Russell Wallach	60	President–Sponsorship and Advertising
Michael Wichser	47	Chief Operating Officer–Ticketmaster
Jordan Zachary	43	Global President–Venue Nation
Michael Rapino is our President and Chief Executive Officer and has served in this capacity since August 2005. He has also served on our board of directors since December 2005. Mr. Rapino has worked for us or our predecessors since 1999.
Omar Al-Joulani is our President of Touring and has served in this capacity since September 2021. Prior to that, Mr. Al-Joulani served in various North America touring roles since joining us in March 2010.
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

Matthew Hansen is our Chief Strategy Officer and has served in this capacity since August 2020. Prior to that, Mr. Hansen served in various strategic initiatives and operations roles since joining us in February 2012.
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
Saumil Mehta is President of Ticketmaster and has served in this capacity since October 2025.
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
Jordan Zachary is our Global President of Venue Nation and has served in this capacity since January 2025. Prior to that, Mr. Zachary served as Co-President of U.S. Concerts and President of Regions U.S. Concerts since April 2021, and in various strategy and development roles since joining us in April 2015.
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
Our business is highly sensitive to rapidly changing public tastes and is dependent on the availability of popular artists and events. Our live entertainment business depends in part on our ability to anticipate the tastes of consumers and to offer events that appeal to them. Since we rely on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit our ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues. If those artists do not choose to tour, or if we are unable to secure the rights to their future tours, then our concerts business would be adversely affected. Our artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise. Our ticketing business relies on third parties to create and perform live entertainment, sporting and leisure events and to price tickets to such events. Accordingly, our ticketing business’ success depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.
In addition, our live entertainment business typically books our live music tours four to eight months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to our receiving any revenue. Therefore, if the public is not receptive to the tour, or we or an artist cancel the tour, we may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as lost revenue we could have earned at booked venues. We have cancellation insurance policies in place to cover a portion of our losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and our failure to anticipate, identify or react to these changes could result in reduced demand for our services, which would adversely affect our business, financial condition and results of operations.
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
Our Concerts and Sponsorship & Advertising segments require access to venues to generate revenue from live music events. For these events, we use venues that we own, as well as a number of live music venues under various agreements which include leases with third parties, ownership through an equity interest or booking agreements, which are agreements where we contract to book the events at a venue for a specific period of time. Our long-term success in the live music business will depend in part on the availability of venues, our ability to lease these venues and our ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom we have little or no control, we may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Our ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond our control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with our existing operations, we may decide to forego these opportunities. There can be no assurance that we will be able to renew these agreements on acceptable terms or at all, or that we will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on our results of operations.
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
For instance, on November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, hundreds of civil lawsuits were filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. All lawsuits relating to Astroworld have been resolved since early 2025. We incurred losses in excess of our insurance recovery in connection with those lawsuits.

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
Although we have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, automate or expedite transactions or other activities on our platform, disable or degrade service or sabotage systems (or otherwise bring about one or more of these effects) may change frequently and as a result, may be difficult for our business to detect for long periods of time and may impact the efficacy of our defenses and/or the products and services we provide. In addition, despite our best efforts, we may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. We have expended significant capital and other resources to protect against and remedy such potential security breaches, incidents and their consequences, and will continue to do so in the future, including the establishment of a dedicated cybersecurity organization within our larger technology environment, as well as cybersecurity roles in critical business areas.

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
Regulators and government enforcement actions worldwide are imposing significant fines against companies for data privacy violations. Our business operations, including our ticketing business, involve the collection, transfer, use, disclosure, security, and disposal of personal or sensitive information in various locations around the world, including the European Union (“E.U.”), where the General Data Protection Regulation (“GDPR”) governs data privacy and can result in the imposition of significant fines and penalties. In addition, following the withdrawal of the United Kingdom (“U.K.”) from the E.U. on December 31, 2020, we were required to separately comply with the U.K.’s data protection law, under which additional fines and penalties could be imposed independent of the GDPR. U.K. data protection law has continued to evolve and, notwithstanding the current E.U. decision that allows data to be transferred from the E.U. to the U.K., we anticipate additional changes to U.K. data protection law within the next 12-18 months. In the United States, several states (including California, Virginia, and Colorado) have required us to update our policies and procedures to continue to protect data as required under those laws. State and federal legislators in the United States continue to consider, and enact, new privacy laws, which may require further updates to ensure compliance. Other jurisdictions in which we have operations, including Asia, India, Mexico and South America have also become active with privacy legislation. Additional changes to data privacy laws and regulations around the world could lead to additional compliance costs and could increase our overall risk.
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
We have been granted trademark registrations and patents and also have trademark and patent applications pending with the United States Patent and Trademark Office and/or various foreign authorities for various proprietary trademarks, technologies and other inventions. Any patent or trademark application filed may not result in a patent or trademark registration being issued, or existing or future patents or trademarks may not be adjudicated valid by a court or be afforded adequate protection against competitors. Likewise, the issuance of a patent or trademark registration to us does not mean that its processes, inventions or trademark will not be found to infringe upon rights previously issued to third parties. We rely on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently develop substantially similar intellectual properties, but depending on how similar they are, we may take action against those third parties as described below.
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
As we expand into new markets these risks will be intensified and will have the potential to impact a greater percentage of our business and operating results. Our ability to expand our international operations into new jurisdictions, or further into existing jurisdictions, will depend, in significant part, on our ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as our ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, our business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.
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
Our failure to comply with these laws and regulations could result in proceedings/fines against us by governmental agencies and private actions brought by consumers, which if material, could adversely affect our business, financial condition and results of operations. While we attempt to conduct our business and operations in a manner that we believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to our current understanding of the law or regulation. In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact our business, which could decrease demand for services, reduce revenue, increase costs and/or subject us to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on us and other promoters and producers of live music events for entertainment taxes and for incidents that occur at our events, particularly relating to drugs and alcohol. Additionally, governmental actions such as the current sanctions by the United States Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit our business activities in certain areas or subject us to sanction for noncompliance, even if inadvertent. More recently, the European Unions’s DSA came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on our sites, traceability of business users, and enhanced transparency measures, and failure to comply can result in fines of up to 6% of total annual worldwide turnover.
From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to our compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Our businesses have historically cooperated with authorities in connection with these investigations. We are currently subject to agreements with the States of New Jersey, Maryland, Nevada, Illinois, and North Carolina and the FTC which govern, and in certain cases place limitations on, our ticketing resale practices. Our competitors in the secondary ticket sales market are not, to our knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, we may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of our ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, until recently, we were bound by the terms of a consent decree with the United States Department of Justice entered into in connection with our merger with Ticketmaster Entertainment LLC, which placed certain restraints on our business. We have incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent us from engaging in the ticketing business generally (or in a particular segment thereof) or subject us to potential damage assessments, all of which could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable outcomes in legal proceedings may adversely affect our business and operating results.
Our results may be affected by the outcome of pending and future litigation. Unfavorable rulings in our legal proceedings may have a negative impact on us that may be greater or smaller depending on the nature of the rulings. In addition, we are currently, and from time to time in the future may be, subject to various other claims, investigations, legal and administrative cases and proceedings (whether civil or criminal) or lawsuits by governmental agencies or private parties, as further described in the immediately preceding risk factor. If the results of these investigations, proceedings or suits are unfavorable to us or if we are unable to successfully defend against third-party lawsuits, we may be required to pay monetary damages or may be subject to fines, penalties, injunctions or other censure that could have a material adverse effect on our business, financial condition and results of operations. Even if we adequately address the issues raised by an investigation or proceeding or successfully defend a third-party lawsuit or counterclaim, we may have to devote significant financial and management resources to address these issues, which could harm our business, financial condition and results of operations. Refer to Item 3—Legal Proceedings for further discussion.
The U.S. Department of Justice and the attorneys general of certain states have sued us alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. In addition, the United States Federal Trade Commission and the attorneys general of certain states have sued us alleging violations of various federal and state laws relating to alleged deceptive and illegal ticketing practices. An unfavorable outcome in either of these matters could adversely affect our business and operating results.
In May 2024, we were sued by the United States Department of Justice and state authorities for alleged violations of various laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action, with various forms of relief requested for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, monetary damages, and other forms of relief. The case is now in its late stages, with discovery completed. It is presently scheduled to go to trial on March 2, 2026.
Separately, in September 2025, the United States Federal Trade Commission, joined by the attorneys general of seven states, filed a lawsuit against us alleging that we advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs allege that we violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes and seek injunctive relief, statutory penalties and restitution for consumers. The case is in its initial stages.
We believe that we have substantial defenses to the claims asserted in these two matters, but due to the nature of the allegations and the potential remedies being sought, an unfavorable outcome in either matter could have a material adverse impact on our business and operating results. Refer to Item 3—Legal Proceedings for further discussion.

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
Because we own assets overseas and derive revenue from our international operations, we may incur currency translation losses or gains due to changes in the values of foreign currencies relative to the United States Dollar. We cannot predict the effect of exchange rate fluctuations upon future operating results. For the year ended December 31, 2025, our international operations accounted for approximately 43% of our revenue. We cannot predict the future relationship between the United States Dollar and the currencies used by our international businesses, principally the British Pound, Euro, Australian Dollar, Canadian Dollar and Mexican Peso. We experienced foreign exchange rate operating income of $10.7 million and $29.6 million for the years ended December 31, 2025 and December 31, 2023, respectively, and foreign exchange operating losses of $52.4 million for the year ended December 31, 2024, which impacted our operating income. See Item 7A.—Quantitative and Qualitative Disclosures about Market Risk.
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
The following table sets forth our operating income (loss) for the last eight fiscal quarters (in thousands):

	2025	2024
March 31	$114,769	$(41,390)
June 30	486,653	465,819
September 30	792,451	639,525
December 31	(142,656)	(239,444)
Costs associated with, and our ability to obtain, adequate insurance could adversely affect our profitability and financial condition.
We currently secure insurance programs to address our various insurable risks with terms, conditions and costs that management deems appropriate for our business. However, heightened concerns and challenges regarding property, casualty, business interruption, contingency and other insurance coverage have resulted from terrorist and other security incidents along with varying weather-related conditions, pandemics and other incidents. Any such events that are of a massive scale causing significant losses to insurance providers could negatively impact the insurance marketplace, and as a result, we may experience increased difficulty obtaining sufficiently high policy limits of coverage at a cost we believe to be reasonable, including coverage for acts of terrorism, cyber attacks, weather-related damage and disruptions and other perils associated with our operations, including communicable diseases and/or pandemics, artist illnesses and/or inability to perform, and other general casualty matters. We have experienced a significant increase in our cost to obtain insurance over the past several years, though it is difficult to gauge the portion of this increase that is due to conditions in the insurance marketplace generally versus that attributable to our claims history for the mass casualty, cybersecurity, the global COVID-19 pandemic, event cancellations, and other incidents that we have faced. We have a material investment in property and equipment at each of our venues, which are generally located near major cities and which hold events typically attended by a large number of fans. We also have a significant investment in technology, including our ticketing systems. At December 31, 2025, we had property and equipment with a net book value of $3.4 billion. We cannot guarantee that future increases in insurance costs and difficulties obtaining high policy limits will not adversely impact our profitability, thereby possibly impacting our operating results and growth.
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
As of December 31, 2025, our total indebtedness, excluding unamortized debt discounts and debt issuance costs of $69.0 million, was $8.3 billion. Our available borrowing capacity under the revolving portion of our senior secured credit facility at that date was $1.68 billion, with outstanding letters of credit of $20.5 million. We may also incur significant additional indebtedness in the future.
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

ITEM  1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.     CYBERSECURITY
Our Board of Directors (the “Board”), in coordination with our Executive Steering Committee and the Audit Committee, is responsible for overseeing our cybersecurity program. The Cyber Security department leads cybersecurity risk management for our business. Effective Cyber Risk Management is foundational to our Cybersecurity program and is informed by widely recognized industry standards and best practices. Our Cybersecurity Risk Management program includes processes and controls for the business to ensure that cybersecurity risks are identified and responded to promptly. These range from formal processes that are triggered in certain circumstances, detective controls, protective controls and other technology that we use to identify and manage risks. Cyber Security’s Risk Management process is consistent with our Enterprise Risk Management Policy, which describes how we manage risks generally. The Cyber Security team also engages with external consultants to ensure best practices in our Cyber Risk Management.
Cybersecurity Risk Management and Strategy
Our cybersecurity risk management and strategy focus on several areas:
•Risk Identification and Reporting: We have implemented a comprehensive, cross-functional approach to assessing, identifying, and managing material cybersecurity threats and incidents. Our program includes controls and procedures to properly identify, classify, and escalate certain cybersecurity incidents to provide management visibility and obtain an assessment from management as to the public disclosure and reporting of material incidents in a timely manner. The Cyber Security team’s responsibilities include:
◦Rating cyber risk severity, coordinating remediation, and monitoring cyber risks within our enterprise risk register;
◦Monitoring cybersecurity detective controls for alerts, responding to alerts, and managing response to cyber incidents;
◦Cyber threat intelligence functions, including monitoring cybercrime and geopolitical developments;
◦Supporting mergers and acquisitions activities, including integration of newly acquired businesses;
◦Performing security architecture reviews in existing enterprise systems and in those of newly acquired organizations;
◦Procuring and arranging for the implementation of both protective and detective controls across our business;
◦Monitoring and ensuring Payment Card Industry Data Security Standard (PCI-DSS) compliance where required across the enterprise; and
◦Monitor for cybersecurity vulnerabilities and defects, including through penetration testing assessments.
•Technical Safeguards: We have implemented technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, endpoint detection and response, and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as external audits and certifications. The Cyber Security department also manages security log information, and carries out vulnerability and application scanning to support the identification of cyber risks.
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
•Education and Awareness: We provide regular, mandatory training for all levels of employees regarding cybersecurity threats to equip our employees with effective tools to address cybersecurity threats, and to communicate our evolving cybersecurity policies, standards, processes, and practices.

Governance
The Board, in coordination with our Executive Steering Committee and the Audit Committee, oversees our cybersecurity program, including the management of cybersecurity threats. The Executive Steering Committee receives regular presentations and reports on developments in the cybersecurity space, including risk management practices, recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and cybersecurity.
The Chief Information Security Officer (CISO) is the risk manager overseeing the organization’s cybersecurity risk management function. As the Risk Manager, the CISO is responsible for the administration of the cybersecurity risk management program, policy and standards. This includes ensuring that risks are properly identified, assessed, managed, and reported as prescribed by the organization. The Risk Manager also has the responsibility of promoting an effective risk management culture through regular training across the organization. The CISO has direct communication with senior executives regarding cybersecurity risks and works collaboratively with our leadership to respond to and manage the response to cybersecurity incidents.
The CISO has over 30 years of experience in cybersecurity, including more than nine years serving in chief information security leadership roles. The CISO’s background spans intelligence-driven and threat-actor focused security programs across highly regulated and complex global environments, including building and maturing enterprise capabilities such as incident response, threat intelligence, application security and vulnerability management. Our cybersecurity organization is comprised of experienced professionals with comparable depth of expertise in their respective disciplines that supports the effective execution of our cybersecurity risk management program. This collective experience enables effective oversight of cybersecurity risks, incident response and communication with senior leadership.
Material Effects of Cybersecurity Incidents
Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition. Further information regarding cybersecurity risks can be found in Item 1A. Risk Factors - Risks Relating to Information Technology, Cybersecurity and Intellectual Property.

ITEM 2.    PROPERTIES
As of December 31, 2025, we own, operate or lease 325 entertainment venues throughout North America and an additional 127 entertainment venues internationally. We have a lease ending June 30, 2030 for our corporate headquarters in Beverly Hills, California, used primarily by our executive group and certain of our domestic operations management staff. We also lease office space and other facilities in 51 countries that support our Concerts, Ticketing and Sponsorship & Advertising segment operations. We believe our venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet our current business needs.
Our leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to 18 years for our office leases and five to 49 years for our venue leases, and many include renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. We believe that an important part of our management activity is to negotiate suitable lease renewals and extensions.

ITEM 3.     LEGAL PROCEEDINGS
Information regarding our legal proceedings can be found in Part II—Financial Information—Item 8. Financial Statements and Supplementary Data—Note 7 – Commitments and Contingent Liabilities.

PART II—FINANCIAL INFORMATION
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock was listed on the New York Stock Exchange under the symbol “LYV” beginning on December 21, 2005. There were 2,268 stockholders of record as of February 12, 2026. This figure does not include an estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies.
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the quarter ended December 31, 2025.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
October 2025	—	—
November 2025	51,382	$129.64
December 2025	168,649	$141.68
	220,031
_________

(1)
Represents shares of common stock that employees surrendered as part of the default option to satisfy withholding taxes in connection with the vesting of restricted stock awards under our stock incentive plan. Pursuant to the terms of our stock plan, such shares revert to available shares under the plan. On December 15, 2025, we repurchased an aggregate of 166,107 net shares of common stock from certain executive officers upon their stock option exercise. Refer to Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 8 – Certain Relationships and Related-Party Transactions for further information.

(2)	We do not have a publicly announced program to purchase shares of our common stock. Accordingly, there were no shares purchased as part of a publicly announced program.
Dividend Policy
Information regarding our dividend policy can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 10 – Equity.
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
The following discussion of our financial condition and results of operations generally discusses 2025 and 2024 items along with year-over-year comparisons between these two years. Discussion of 2023 items and year-over-year comparisons between 2024 and 2023 can be found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Annual Report on Form 10-K.

Executive Overview
2025 was another record year for the Company with operating income up 52% and AOI up 10% versus 2024. We saw demand for live experiences growing across the globe, notably in our international markets, with superstar acts performing to packed houses from Toronto to Taipei and from Buenos Aires to Berlin. We had our highest ever volume of stadium shows in 2025, fueling our best topline revenue in the Company’s 20-year history. Once again, our Concerts segment led our segments in terms of growth, generating $687.1 million in AOI, an increase of 30% over 2024. We added 8 million fans in 2025 and over half of our full year fan count came from markets outside the United States – the first time this has happened. Our global footprint of venues continued to expand during the year with more new club, theater, amphitheater, arena and stadium opportunities around the globe planned in 2026 and beyond.
Our overall revenue increased by $2.0 billion, or 9%, to $25.2 billion as compared to last year. The increase in revenue was $1.8 billion without the impact of changes in foreign exchange rates. Operating income for the year improved by $426.7 million or 52%, largely from the impact of the Astroworld losses recorded in 2024. The increase in operating income was $416.0 million without the impact of changes in foreign exchange rates. Consolidated AOI for the year increased by $220.5 million, or 10%, to $2.4 billion this year.
Our event-related deferred revenue balance increased by $698.7 million, or 21%, to $4.0 billion as of December 31, 2025 compared to December 31, 2024. This, coupled with current ticket sales for 2026, which are up 10% versus the same point in 2025, suggests ongoing strong demand for concerts, making us confident in our continued success in the year ahead.
For the year, we experienced favorable foreign currency translation impacts of $199.0 million on revenues and $10.7 million on operating income. The majority of the favorable impact came from the Euro and British Pound, partially offset by the Mexican and Argentinian Pesos.
All of the segment financial comments below are based on reported foreign currency exchange rates.
Our Concerts segment revenue for the year increased by $1.8 billion, or 10% compared to 2024, from $19.0 billion to $20.9 billion. Approximately 159 million fans attended our shows in the year, our largest annual fan count ever, compared to approximately 151 million last year, for growth of 8 million or 5%. The growth was focused in our international markets, most notably in Europe, Mexico and Asia. Growth in stadium content drove fan count increases in nearly all of our markets, hitting an all-time high. Some of the larger acts touring globally in the year included Shakira, Kendrick Lamar, The Weeknd and Oasis, reflecting the global diversified base of the industry.
Concerts AOI for the year increased by $157.3 million, or 30%, compared to 2024, from $529.7 million to $687.1 million. Our ancillary revenue spending at our United States amphitheater shows was over $45 per fan for the year, with onsite spend growing by 6%. On the venue front, we had several notable developments. We opened Rogers Stadium in Toronto, which hosted nearly 700 thousand fans over the summer with even more shows and more fans planned in 2026. After extensive renovations, we also re-opened an arena in Hamilton, Ontario Canada as TD Coliseum with Paul McCartney headlining the venue’s first show. Our first venue in South America, the Vive Claro stadium in Bogota, Colombia opened in August 2025 with capacity for 40 thousand fans per show. Finally, two new amphitheaters and one large indoor/outdoor theater opened in the United States.

Our Ticketing segment revenue for the year increased by $92.5 million, or 3%, compared to 2024, from $3.0 billion to $3.1 billion. Ticketing AOI for the year was $1.1 billion, up 1% compared to our 2024 results. We sold 346 million fee-bearing tickets in 2025 compared to 340 million tickets last year, up 6 million tickets or 2%. Concerts fee-bearing tickets were up 4% while we saw reductions in the Sports, Arts and Family categories. Secondary tickets remain a small portion of our fee-bearing business and we continued to invest to align with artist and fans’ interest. Fee-bearing GTV for the year was $37.1 billion, up $2.1 billion, or 6% compared to 2024. Again, concerts led this favorability, growing GTV by 9% where our other sales genres saw an overall drop in GTV. The year also ended on a positive note with the fourth quarter coming in as our highest quarter ever for reported ticket sales and GTV. It was our second highest quarter ever for transacted ticket sales and GTV, fueled by record stadium sales in our international markets for 2026 events. This resulted in our highest fourth quarter deferred revenue for Ticketing.
We signed 27.0 million net new tickets in 2025, of which 20.5 million, or roughly 75%, are from clients outside of North America, highlighting the significance of our international operations and our global expansion opportunity. This gives us confidence that our ticketing platforms’ features and functionalities will continue to fuel growth going forward.
Our Sponsorship & Advertising segment revenue for the year increased by $134.2 million, or 11%, compared to 2024 from $1.2 billion to $1.3 billion. Sponsorship & Advertising AOI increased by $81.4 million, or 11%, compared to 2024, from $763.8 million to $845.2 million. The increase was largely driven by the United States, Latin America and Europe. Naming rights and other innovative deals attached to our new venues drove venue sponsorship up 15% year-over-year. New and expanded digital platform integrations further drove United States sponsorship growth while multiple Europe markets were successful in scaling high impact partnerships and bundled programs. Latin America saw growth from our new arena, Vive Claro, and a full-year of Estadio GNP.
We are optimistic about the long-term potential of our Company and remain focused on the key elements of our business model: expanding our global platforms to connect artists and fans.

Consolidated Results of Operations

	Year Ended December 31,					% Change 2025 vs 2024		% Change 2024 vs 2023
	2025			2024	2023
	As Reported	Currency Impacts	Constant Currency*	As Reported	As Reported	As Reported	Constant Currency*	As Reported
	(in thousands)
Revenue	$25,201,406	$(198,971)	$25,002,435	$23,155,625	$22,726,317	9%	8%	2%
Operating expenses:
Direct operating expenses	18,763,356			17,380,866	17,290,718	8%		1%
Selling, general and administrative expenses	4,091,759			4,043,712	3,516,979	1%		15%
Depreciation and amortization	638,872			549,923	516,797	16%		6%
Gain on disposal of operating assets	(18,528)			(11,015)	(13,927)	68%		(21)%
Corporate expenses	474,730			367,629	330,817	29%		11%
Operating income	1,251,217	(10,746)	1,240,471	824,510	1,084,933	52%	50%	(24)%
Operating margin	5.0%		5.0%	3.6%	4.8%
Interest expense	316,033			325,974	350,244
Loss on extinguishment of debt	780			2,563	18,504
Interest income	(150,445)			(156,254)	(237,818)
Equity in losses (earnings) of nonconsolidated affiliates	(3,206)			16,675	5,455
Other expense (income), net	57,528			(103,874)	35,274
Income before income taxes	1,030,527			739,426	913,274
Income tax expense (benefit)	339,787			(391,698)	209,476
Net income	690,740			1,131,124	703,798
Net income attributable to noncontrolling interests	194,768			234,837	146,905
Net income attributable to common stockholders of Live Nation	$495,972			$896,287	$556,893
________

*	Constant currency is a non-GAAP financial measure. We calculate currency impacts as the difference between current period activity translated using the current period’s currency exchange rates and the comparable prior period’s currency exchange rates. We present constant currency information to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency rate fluctuations.
Revenue
Revenue increased $2.0 billion during the year ended December 31, 2025 as compared to the prior year driven by increased revenue in our Concerts segment of $1.8 billion, Ticketing segment of $92.5 million and Sponsorship & Advertising segment of $134.2 million as further discussed within each segment’s operating results.

Operating income
Operating income increased $426.7 million during the year ended December 31, 2025 as compared to the prior year primarily driven by increased operating income in our Concerts segment of $467.5 million and Sponsorship & Advertising segment of $81.6 million. These were partially offset by higher certain acquisition expenses of $87.6 million, as further discussed within each segment’s operating results.
Other expense (income), net
For the year ended December 31, 2025, we had other expense, net of $57.5 million, which primarily consisted of net foreign exchange rate losses of $61.1 million. For the year ended December 31, 2024, we had other income, net of $103.9 million, which primarily includes mark to market adjustments for certain investments in nonconsolidated affiliates of $99.2 million.
Income taxes
For the year ended December 31, 2025, we had a net tax expense of $339.8 million on income before income taxes of $1.0 billion compared to a net tax benefit of $391.7 million on income before income taxes of $739.4 million for 2024. In 2025, the net income tax expense consisted of $49.0 million of tax expense related to United States federal income taxes, $277.3 million of tax expense related to foreign entities and $13.5 million of tax expense related to state and local income taxes. The net increase in tax expense of $731.5 million is primarily related to the release of valuation allowances in 2024, due to changes in judgment regarding the realizability of certain deferred tax assets. The remaining change in tax expense is due to increased operational results in tax paying jurisdictions during 2025.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests decreased $40.1 million during the year ended December 31, 2025 as compared to the prior year primarily due to lower show activity from certain concert businesses during 2025 as compared to the prior year.
Non-GAAP Measures
Consolidated AOI
Consolidated AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. Due to the significant and non-recurring nature of the matters, we also exclude from AOI the impact of realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, and expenses for regulatory compliance matters associated with the provision for (possible) losses arising from certain significant governmental investigations and litigations under ASC 450 - Contingencies, which are described under the heading “Governmental Investigations and Litigation” in Note 7 of the Notes to the Consolidated Financial Statements herein. Except as described above, ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI.
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

The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
Operating income	$1,251,217	$824,510	$1,084,933
Acquisition expenses	259,586	128,513	93,664
Amortization of non-recoupable ticketing contract advance	88,386	88,717	83,693
Depreciation and amortization	638,872	549,923	516,797
Gain on sale of operating assets	(18,528)	(11,015)	(13,927)
Astroworld loss contingencies	(8,352)	454,902	—
Stock-based compensation expense	155,219	110,348	115,959
Consolidated AOI	$2,366,400	$2,145,898	$1,881,119

Segment Overview
Information regarding our use of AOI to evaluate the performance of our operating segments can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 11 – Segments and Revenue Recognition.
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

Key Operating Metrics

	Year Ended December 31,
	2025	2024	2023
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	34,784	36,673	33,629
International	19,773	18,014	16,430
Total estimated events	54,557	54,687	50,059
Estimated fans:
North America (2)	83,005	86,563	81,252
International	76,161	64,486	64,538
Total estimated fans	159,166	151,049	145,790
Ticketing (3)
Estimated number of fee-bearing tickets sold	345,987	340,181	336,989
Estimated number of non-fee-bearing tickets sold	300,416	297,550	283,422
Total estimated tickets sold	646,403	637,731	620,411
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2025 vs 2024	% Change 2024 vs 2023
	2025	2024	2023
	(in thousands)
Revenue	$20,860,726	$19,024,302	$18,740,913	10%	2%
Direct operating expenses	17,437,914	16,041,350	16,001,769	9%	0.2%
Selling, general and administrative expenses	2,910,943	3,005,885	2,497,983	(3)%	20%
Depreciation and amortization	444,806	370,108	320,680	20%	15%
Gain on disposal of operating assets	(18,482)	(11,094)	(10,804)	67%	3%
Operating income (loss)	$85,545	$(381,947)	$(68,715)	*	*
Operating margin	0.4%	(2.0)%	(0.4)%
AOI	$687,083	$529,748	$320,397	30%	65%
AOI margin	3.3%	2.8%	1.7%
_________________________

*	Percentages are not meaningful.
Revenue
Concerts revenue increased $1.8 billion during the year ended December 31, 2025 as compared to the prior year primarily due to more stadium shows and fans. Concerts had incremental revenue of $534.2 million during 2025 from acquisitions and new venues.
Operating results
Concerts AOI increased $157.3 million and operating income increased $467.5 million during the year ended December 31, 2025 as compared to the prior year. The increase in AOI was primarily driven by higher revenue as discussed above partially offset by increased direct operating expenses to support more stadium shows and fan growth at events. The remaining change in operating income outside of AOI of $310.2 million is primarily associated with the nonrecurring Astroworld loss contingencies in the prior year. These were partially offset by higher depreciation and amortization expense of $74.7 million related to capital expenditures incurred to support new venues in operation in 2025 as well as increased operations, higher acquisition expenses of $43.2 million, mostly due to contingent consideration changes during 2025, as well as higher stock-based compensation of $42.6 million.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2025 vs 2024	% Change 2024 vs 2023
	2025	2024	2023
	(in thousands)
Revenue	$3,081,166	$2,988,685	$2,959,477	3%	1%
Direct operating expenses	1,125,636	1,142,320	1,108,125	(1)%	3%
Selling, general and administrative expenses	947,040	835,486	814,882	13%	3%
Depreciation and amortization	109,531	100,329	105,256	9%	(5)%
Loss (gain) on disposal of operating assets	(46)	41	39	*	5%
Operating income	$899,005	$910,509	$931,175	(1)%	(2)%
Operating margin	29.2%	30.5%	31.5%
AOI	$1,134,432	$1,123,588	$1,140,133	1%	(1)%
AOI margin	36.8%	37.6%	38.5%
__________________________

*	Percentages are not meaningful.
Revenue
Ticketing revenue increased $92.5 million during the year ended December 31, 2025 as compared to the prior year primarily due to higher primary ticket sales for concerts.
Operating results
Ticketing AOI increased $10.8 million and operating income decreased $11.5 million during the year ended December 31, 2025 as compared to the prior year primarily driven by higher revenue discussed above partially offset by higher selling, general and administrative expenses due to increased investments in cybersecurity and new fan-friendly tools. The remaining change in operating income outside of AOI of $22.3 million is primarily due to higher stock-based compensation of $13.2 million.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Year Ended December 31,			% Change 2025 vs 2024	% Change 2024 vs 2023
	2025	2024	2023
	(in thousands)
Revenue	$1,329,233	$1,195,019	$1,095,217	11%	9%
Direct operating expenses	270,024	242,536	245,297	11%	(1)%
Selling, general and administrative expenses	225,153	197,565	184,158	14%	7%
Depreciation and amortization	60,527	62,934	72,969	(4)%	(14)%
Loss on disposal of operating assets	—	38	—	*	*
Operating income	$773,529	$691,946	$592,793	12%	17%
Operating margin	58.2%	57.9%	54.1%
AOI	$845,225	$763,777	$675,137	11%	13%
AOI margin	63.6%	63.9%	61.6%
_________________________

*	Percentages are not meaningful.
Revenue
Sponsorship & Advertising revenue increased $134.2 million during the year ended December 31, 2025 as compared to the prior year due to primarily due to increased sponsorship activity in the United States and international markets, notably for naming rights and sponsorship deals attached to new venues. In addition, new and expanded digital platform integrations in the United States and increased partnerships in European markets contributed to higher revenue during 2025.
Operating results
Sponsorship & Advertising AOI increased $81.4 million and operating income increased $81.6 million during the year ended December 31, 2025 as compared to the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $7.1 billion and short-term investments of $76.6 million at December 31, 2025 and cash and cash equivalents of $6.1 billion at December 31, 2024. Included in the December 31, 2025 and 2024 cash and cash equivalents balances are $1.6 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis. Our foreign subsidiaries held approximately $4.5 billion in cash and cash equivalents, excluding client cash, at December 31, 2025. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $8.2 billion and $6.4 billion, respectively, at December 31, 2025 and December 31, 2024. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at December 31, 2025, with approximately 85.4% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at December 31, 2025, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.8%.
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
Sources of Cash
In October 2025, we amended, restated and refinanced, our then-existing senior secured credit facility and entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement provides for, among other things, (i) a $1.3 billion multicurrency revolving credit facility (the “new multicurrency revolving facility”), (ii) a $400 million venue expansion revolving credit facility (the “new venue expansion revolving facility” and together with the new multicurrency revolving facility, the “new revolving facilities”), (iii) a $700 million delayed draw term loan A facility (the “new delayed draw term loan A facility”), and (iv) a $1.3 billion term loan B facility (the “new term loan B facility” and together with the new revolving facilities and the new delayed draw term loan A facility, the “new senior secured credit facilities”). The new term loan B facility was fully drawn at the closing of the new senior secured credit facilities.
In October 2025, we issued $1.4 billion aggregate principal amount of 2.875% Convertible Senior Notes due 2031. In conjunction with this issuance, we used the net proceeds together with borrowings under the new senior secured credit facility detailed below, (i) to fund the redemption in full of all of the 5.625% Senior Notes due 2026, (ii) to repay in full amounts outstanding under our term loan B facility and the revolving credit facilities under our prior senior secured credit facility, (iii) to pay related fees and expenses in connection with the uses described in clauses (i) and (ii), and (iv) for general corporate purposes.
In December 2024, we issued $1.1 billion principal amount of 2.875% convertible senior notes due 2030. In conjunction with this issuance, we used the net proceeds to repay $585.0 million outstanding amounts under our existing senior secured revolving credit facility, to repurchase $316.0 million aggregate principal amount of the 2.0% convertible senior notes due 2025 and related repurchase premiums, fees and accrued interest of $98.0 million, paid debt issuance costs of $18.1 million, with any remaining proceeds available for general corporate purposes.
In November 2024, we amended our existing senior secured credit facility and added a new venue expansion revolving credit facility of $400.0 million, which resulted in a total available revolving borrowing capacity of $1.7 billion. During the three months ended March 31, 2024, we repaid $370.0 million outstanding amounts under our existing senior secured revolving credit facility that had been outstanding as of December 31, 2023. No material gain or loss was recorded as a result of this repayment.
Debt Instruments
Information regarding our various debt instruments can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 4 – Long-Term Debt.
Debt Covenants
Information regarding our debt covenants can be found in Part II —Financial Information —Item 8.—Financial Statements and Supplementary Data—Note 4 – Long-Term Debt.

Uses of Cash
Acquisitions
During 2025, we completed various acquisitions that resulted in cash paid, net of cash acquired, of $80.0 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue generating capital expenditures	$925,595	$499,220	$321,885
Maintenance capital expenditures	125,379	133,411	131,866
Total capital expenditures	$1,050,974	$632,631	$453,751
Insurance proceeds and landlord or noncontrolling interest partner reimbursements have been excluded from capital expenditures in the table above for the years ended December 31, 2025, 2024 and 2023, of $35.5 million, $5.0 million and $15.0 million, respectively.
Revenue generating capital expenditures for 2025 increased from the same period of the prior year primarily due to venue expansion and enhancements across North America and Latin America.
We expect capital expenditures to be approximately $1.1 billion to $1.2 billion for the year ending December 31, 2026 with approximately 85% dedicated to revenue generating projects, including $800 million to $850 million of spend relating to our venue expansion and enhancement plans. Approximately $250 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, sponsors, pre-selling certain premium rights and project-based debt.
Cash Flows

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash provided by (used in):
Operating activities	$1,395,316	$1,725,175	$1,362,974
Investing activities	$(1,226,450)	$(854,281)	$(695,805)
Financing activities	$406,507	$(658,550)	$(87,281)
Operating Activities
Cash provided by operating activities decreased $329.9 million for the year ended December 31, 2025 as compared to the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts as well as an overall decrease in net income, which were partially offset by lower deferred income taxes, changes in fair value of contingent considerations from certain acquisitions and lower gains on mark-to-market of investments in nonconsolidated affiliates and crypto assets during 2025.

Investing Activities
Cash used in investing activities increased $372.2 million for the year ended December 31, 2025 as compared to the prior year primarily due to higher purchases of property, plant and equipment in 2025 for revenue generating capital expenditures. See “—Uses of Cash” above for further discussion.
Financing Activities
Cash provided by financing activities for the year ended December 31, 2025 was $406.5 million compared to cash used in financing activities for the year ended December 31, 2024 of $658.6 million primarily due to proceeds from the issuance of our 2.875% Convertible Senior Notes due 2031 and the full draw down of our new term loan B facility in 2025. These were partially offset by higher purchases of noncontrolling interests including the acquisition of an additional 24% interest in OCESA from CIE. See “—Sources of Cash” above for further discussion.

Contractual Obligations and Commitments
Firm Commitments
We have future cash obligations for our debt obligations and operating lease liabilities. We lease office space, certain equipment and many of the venues used in our concert operations under long-term operating leases. Some of our lease agreements contain renewal options and annual rental escalation clauses (generally tied to the consumer price index), as well as provisions for our payment of utilities and maintenance. Information regarding our scheduled maturities of our outstanding debt obligations (excluding unamortized debt discounts and issuance costs) and operating lease liabilities can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 4 – Long-Term Debt and —Note 3 – Leases, respectively.
We also have minimum payments associated with non-cancelable contracts related to our operations, such as artist guarantees and client ticketing agreements. As part of our ongoing capital projects, we will enter into construction-related commitments for future capital expenditure work. Information regarding our minimum payments for non-cancelable contracts and capital expenditures commitments can be found in Part II—Financial Information—Item 8.—Financial Statements and Supplementary Data—Note 7 – Commitments and Contingent Liabilities as of December 31, 2025 and thus do not represent all expected expenditures for those periods.
The estimated interest payments, and expected payments of contingent and deferred consideration liabilities as of December 31, 2025 are as follows:

	Payments Due by Period
	Total	2026	2027	2028	2029	2030	Thereafter
	(in thousands)
Estimated interest payments	$1,262,819	$341,245	$278,170	$191,266	$158,483	$122,523	$171,132
Contingent and deferred consideration	315,366	285,457	13,723	11,290	325	194	4,377
Total	$1,578,185	$626,702	$291,893	$202,556	$158,808	$122,717	$175,509
Guarantees of Third-Party Obligations
As of December 31, 2025 and 2024, we guaranteed the debt of third parties of approximately $17.0 million and $19.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.

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
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the year ended December 31, 2025. Our foreign operations reported an operating income of $575.7 million for the year ended December 31, 2025. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the year ended December 31, 2025 by $57.6 million. As of December 31, 2025, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At December 31, 2025, we had forward currency contracts outstanding with an aggregate notional amount of $577.3 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $8.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of December 31, 2025. Of the total amount, we had $7.1 billion of fixed-rate debt and $1.2 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of December 31, 2025, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.0 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of December 31, 2025 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500 million and ensures that a portion of our floating-rate debt for our outstanding term loan B facility does not exceed 3.445%.

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
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2025, 2024 and 2023, there were no significant impairment charges.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2025, 2024 and 2023, there were no significant impairment charges.
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
For the year ended December 31, 2025, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the year ended December 31, 2024, as part of a refresh of the fair values of reporting units, as of July 1, 2024, three of our reporting units were assessed under quantitative analysis to support future qualitative evaluation. As of October 1, 2024, as required by our policy to perform goodwill tests annually, these three reporting units were also assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. As of October 1, 2024 the remaining three reporting units with goodwill were assessed under quantitative analysis to support future qualitative evaluation. All of our reporting units assessed under the quantitative analysis primarily used a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics.
For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.
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
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025. The Act makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and makes modifications to the international tax framework. The financial reporting implications of the Act were recorded in the income tax provision for the year ended December 31, 2025.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Required information is within Item 7.— Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Live Nation Entertainment, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

Income Taxes
Description of the Matter
As disclosed in Note 9 to the consolidated financial statements, the Company is subject to income taxes in jurisdictions, both domestic and foreign, which affect the Company’s provision for income taxes. The Company earns a significant amount of its operating income in certain foreign jurisdictions and the provision for foreign income taxes of $277 million for the year ended December 31, 2025, is an estimate based on management’s understanding of current enacted tax legislation and tax rates in each tax jurisdiction. As the Company operates in a multinational tax environment and incurs income tax obligations in a number of jurisdictions, complexities and uncertainties can arise in the application of tax legislation.

Auditing management’s calculation of the provision for foreign income taxes was complex because it required an assessment of the Company’s application of tax laws in multiple jurisdictions. The assessment of tax positions involves the evaluation and application of complex statutes and regulations which are subject to legal and factual interpretation.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the Company’s foreign income tax provision. For example, we tested management’s controls over the foreign income tax provisions, including return to provision reconciliations, and the evaluation of permanent and temporary differences within foreign jurisdictions.

To test the Company’s provision for foreign income taxes and to address the risks associated with the complexity of the Company’s foreign tax structure, we performed audit procedures that included, among others, evaluating the Company’s determination of the income tax impact of the tax laws in foreign jurisdictions. We used our tax professionals to assist in evaluating the provision for foreign income taxes including the application of relevant foreign tax laws to management’s calculations and tax positions. Additionally, we tested the tax impact of permanent and temporary differences, and tested return to provision reconciliations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2005.

Los Angeles, California
February 19, 2026

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(in thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$7,094,200	$6,095,424
Accounts receivable, less allowance of $73,912 and $72,663, respectively	2,009,055	1,747,316
Prepaid expenses	1,453,732	1,247,184
Other current assets	417,405	200,213
Total current assets	10,974,392	9,290,137
Property, plant and equipment, net	3,415,771	2,441,872
Operating lease assets	1,869,753	1,618,033
Intangible assets
Definite-lived intangible assets, net	1,078,453	985,812
Indefinite-lived intangible assets, net	369,015	380,558
Goodwill	2,889,178	2,620,911
Long-term advances	631,071	520,482
Other long-term assets	1,684,900	1,780,966
Total assets	$22,912,533	$19,638,771
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$1,941,389	$1,859,678
Accrued expenses and accounts payable	3,555,811	3,300,312
Deferred revenue	4,461,959	3,721,092
Current portion of long-term debt, net	587,630	260,901
Other current liabilities	482,061	216,297
Total current liabilities	11,028,850	9,358,279
Long-term debt, net	7,612,018	6,177,168
Long-term operating lease liabilities	2,036,974	1,680,266
Other long-term liabilities	415,844	477,763
Commitments and contingent liabilities
Redeemable noncontrolling interests	924,472	1,126,302
Stockholders' equity
Preferred stock—Series A Junior Participating, $0.01 par value; 20,000,000 shares authorized; no shares issued and outstanding	—	—
Preferred stock, $0.01 par value; 30,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value; 450,000,000 shares authorized; 235,995,577 and 234,771,759 shares issued and 235,421,446 and 234,363,735 shares outstanding in 2025 and 2024, respectively	2,328	2,313
Additional paid-in capital	1,455,925	2,059,746
Accumulated deficit	(1,041,978)	(1,546,819)
Cost of shares held in treasury	(30,396)	(6,865)
Accumulated other comprehensive loss	(114,872)	(335,112)
Total Live Nation stockholders' equity	271,007	173,263
Noncontrolling interests	623,368	645,730
Total equity	894,375	818,993
Total liabilities and equity	$22,912,533	$19,638,771

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024	2023
	(in thousands except share and per share data)
Revenue	$25,201,406	$23,155,625	$22,726,317
Operating expenses:
Direct operating expenses	18,763,356	17,380,866	17,290,718
Selling, general and administrative expenses	4,091,759	4,043,712	3,516,979
Depreciation and amortization	638,872	549,923	516,797
Gain on disposal of operating assets	(18,528)	(11,015)	(13,927)
Corporate expenses	474,730	367,629	330,817
Operating income	1,251,217	824,510	1,084,933
Interest expense	316,033	325,974	350,244
Loss on extinguishment of debt	780	2,563	18,504
Interest income	(150,445)	(156,254)	(237,818)
Equity in losses (earnings) of nonconsolidated affiliates	(3,206)	16,675	5,455
Other expense (income), net	57,528	(103,874)	35,274
Income before income taxes	1,030,527	739,426	913,274
Income tax expense (benefit)	339,787	(391,698)	209,476
Net income	690,740	1,131,124	703,798
Net income attributable to noncontrolling interests	194,768	234,837	146,905
Net income attributable to common stockholders of Live Nation	$495,972	$896,287	$556,893

Basic net income (loss) per common share available to common stockholders of Live Nation	$(0.24)	$2.77	$1.35
Diluted net income (loss) per common share available to common stockholders of Live Nation	$(0.24)	$2.74	$1.34

Weighted average common shares outstanding:
Basic	231,844,300	230,124,255	228,628,390
Diluted	231,844,300	236,352,449	230,977,326

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$495,972	$896,287	$556,893
Accretion of redeemable noncontrolling interests	(550,801)	(258,076)	(247,438)
Net income (loss) available to common stockholders of Live Nation—basic	$(54,829)	$638,211	$309,455
Convertible debt interest, net of tax	—	9,187	—
Net income (loss) available to common stockholders of Live Nation—diluted	$(54,829)	$647,398	$309,455

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income	$690,740	$1,131,124	$703,798
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	(820)	10,529	5,225
Realized gain on cash flow hedge	(16,826)	(18,361)	(17,158)
Foreign currency translation adjustments	237,886	(354,730)	129,459
Comprehensive income	910,980	768,562	821,324
Comprehensive income attributable to noncontrolling interests	194,768	234,837	146,905
Comprehensive income attributable to common stockholders of Live Nation	$716,212	$533,725	$674,419

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2022	228,498,102	$2,285	$2,698,316	$(2,999,999)	$(6,865)	$(90,076)	$461,366	$65,027	$660,119
Non-cash and stock-based compensation	58	—	110,021	—	—	—	—	110,021	—
Common stock issued under stock plans, net of shares withheld for employee taxes	239,765	2	(9,486)	—	—	—	—	(9,484)	—
Exercise of stock options	890,566	9	19,255	—	—	—	—	19,264	—
Repurchase of 2.5% convertible senior notes due 2023	156,750	2	(27,327)	—	—	—	—	(27,325)	—
Capped call transactions for 3.125% convertible senior notes due 2029	—	—	(75,500)	—	—	—	—	(75,500)	—
Acquisitions			—				129,700	129,700	47,375
Purchases of noncontrolling interests	—	—	(100,940)	—	—	—	(35,549)	(136,489)	(11,402)
Redeemable noncontrolling interests fair value adjustments	—	—	(246,421)	—	—	—	—	(246,421)	246,421
Contributions received	—	—	—	—	—	—	17,517	17,517	85
Cash distributions	—	—	—	—	—	—	(163,301)	(163,301)	(76,318)
Other	—	—	—	—	—	—	71,800	71,800	(30,483)
Comprehensive income (loss):
Net income	—	—	—	556,893	—	—	122,772	679,665	24,133
Unrealized gain on cash flow hedge	—	—	—	—	—	5,225	—	5,225	—
Realized gain on cash flow hedge	—	—	—	—	—	(17,158)	—	(17,158)	—
Foreign currency translation adjustments	—	—	—	—	—	129,459	—	129,459	—
Balances at December 31, 2023	229,785,241	$2,298	$2,367,918	$(2,443,106)	$(6,865)	$27,450	$604,305	$552,000	$859,930
Non-cash and stock-based compensation	—	—	109,986	—	—	—	—	109,986	—
Common stock issued under stock plans, net of shares withheld for employee taxes	658,278	7	(59,763)	—	—	—	—	(59,756)	—
Exercise of stock options	852,097	8	26,044	—	—	—	—	26,052	—
Repurchase of 2.0% convertible senior notes due 2025	—	—	(94,033)	—	—	—	—	(94,033)	—
Acquisitions	—	—	—	—	—	—	56,295	56,295	45,357
Purchases of noncontrolling interests	—	—	(30,049)	—	—	—	(14,966)	(45,015)	(32,296)
Redeemable noncontrolling interests fair value adjustments	—	—	(260,357)	—	—	—	—	(260,357)	261,416
Contributions received	—	—	—	—	—	—	3,000	3,000	—
Cash distributions	—	—	—	—	—	—	(167,948)	(167,948)	(77,632)
Other	23	—	—	—	—	—	(4,182)	(4,182)	3,916
Comprehensive income (loss):
Net income	—	—	—	896,287	—	—	169,226	1,065,513	65,611
Unrealized gain on cash flow hedge	—	—	—	—	—	10,529	—	10,529	—
Realized gain on cash flow hedge	—	—	—	—	—	(18,361)	—	(18,361)	—
Foreign currency translation adjustments	—	—	—	—	—	(354,730)	—	(354,730)	—
Balances at December 31, 2024	231,295,639	$2,313	$2,059,746	$(1,546,819)	$(6,865)	$(335,112)	$645,730	$818,993	$1,126,302
Cumulative effect of change in accounting principle	—	—	—	8,869	—	—	—	8,869	$—
Non-cash and stock-based compensation	—	—	156,963	—	—	—	—	156,963	—
Common stock issued under stock plans, net of shares withheld for employee taxes	1,020,861	9	(126,700)	—	—	—	—	(126,691)	—
Exercise of stock options	172,456	2	5,079	—	—	—	—	5,081	—
Repurchase of 2.0% convertible senior notes due 2025	182,560	2	(4)	—	—	—	—	(2)	—
Common stock repurchases	166,107	2	(27,458)	—	(23,531)	—	—	(50,987)	—
Acquisitions	—	—	—	—	—	—	135,335	135,335	92,554
Purchases of noncontrolling interests	—	—	(32,435)	—	—	—	(156,103)	(188,538)	(855,926)
Redeemable noncontrolling interests fair value adjustments	—	—	(579,266)	—	—	—	—	(579,266)	579,926
Contributions received	—	—	—	—	—	—	34,567	34,567	3,019
Cash distributions	—	—	—	—	—	—	(177,494)	(177,494)	(73,502)
Other	—	—	—	—	—	—	677	677	(2,013)
Comprehensive income (loss):
Net income	—	—	—	495,972	—	—	140,656	636,628	54,112
Unrealized loss on cash flow hedge	—	—	—	—	—	(820)	—	(820)	—
Realized gain on cash flow hedge	—	—	—	—	—	(16,826)	—	(16,826)	—
Foreign currency translation adjustments	—	—	—	—	—	237,886	—	237,886	—
Balances at December 31, 2025	232,837,623	$2,328	$1,455,925	$(1,041,978)	$(30,396)	$(114,872)	$623,368	$894,375	$924,472
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$690,740	$1,131,124	$703,798
Reconciling items:
Depreciation	374,301	300,003	266,590
Amortization of definite-lived intangibles	264,571	249,920	250,207
Amortization of non-recoupable ticketing contract advances	88,386	88,717	83,693
Deferred income taxes	(20,502)	(708,570)	(44,018)
Amortization of debt issuance costs and discounts	20,244	17,794	16,884
Provision for uncollectible accounts receivable	30,784	1,002	78,336
Loss on extinguishment of debt	780	2,563	18,504
Stock-based compensation expense	155,219	110,348	115,959
Unrealized changes in fair value of contingent consideration	91,455	(21,721)	40,151
Equity in losses of nonconsolidated affiliates, net of distributions	23,227	32,371	30,522
Gain on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(12,112)	(102,929)	(47,878)
Gain on sale of operating and fixed assets	(20,979)	(7,887)	(2,955)
Other, net	(3,052)	(18,665)	(9,533)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	(147,892)	181,430	(525,739)
Increase in prepaid expenses and other assets	(343,315)	(22,192)	(202,834)
Increase (decrease) in accrued expenses, accounts payable and other liabilities	(138,407)	13,782	450,370
Increase in deferred revenue	341,868	478,085	140,917
Net cash provided by operating activities	1,395,316	1,725,175	1,362,974
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(77,636)	(119,213)	(181,801)
Collections of notes receivable	22,855	52,303	17,057
Disposal of operating assets, net of cash sold	25,536	7,373	1,479
Investments made in nonconsolidated affiliates	(38,984)	(45,683)	(54,922)
Purchases of property, plant and equipment	(1,061,705)	(646,634)	(438,604)
Cash paid for acquisition of right-of-use assets	(20,800)	(20,000)	—
Cash paid for acquisitions, net of cash acquired	(80,006)	(98,307)	(17,534)
Purchases of intangible assets	(7,832)	(8,522)	(36,653)
Proceeds (cash derecognized) from sale of investments in nonconsolidated affiliates	(1,363)	19,594	1,524
Other, net	13,485	4,808	13,649
Net cash used in investing activities	(1,226,450)	(854,281)	(695,805)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of debt issuance costs	3,714,432	1,671,842	1,061,026
Payments on debt including extinguishment costs	(2,049,287)	(1,959,725)	(730,643)
Contributions from noncontrolling interests	34,578	3,000	19,602
Distributions to noncontrolling interests	(250,996)	(245,580)	(239,619)
Purchases of noncontrolling interests, net	(883,634)	(69,935)	(113,768)
Payments for capped call transactions	—	—	(75,500)
Proceeds from exercise of stock options	5,081	26,052	19,264
Taxes paid for net share settlement of equity awards	(126,691)	(59,756)	(9,484)
Common stock repurchases	(23,531)	—	—
Payments for deferred and contingent consideration	(11,785)	(23,733)	(17,757)
Other, net	(1,660)	(715)	(402)
Net cash provided by (used in) financing activities	406,507	(658,550)	(87,281)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	425,504	(345,191)	38,874
Net increase (decrease) in cash, cash equivalents and restricted cash	1,000,877	(132,847)	618,762
Cash, cash equivalents and restricted cash at beginning of period	6,106,109	6,238,956	5,620,194
Cash, cash equivalents and restricted cash at end of period	$7,106,986	$6,106,109	$6,238,956
SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest, net of interest income and capitalized interest	$118,638	$132,758	$57,367
Income taxes, net of refunds	$313,038	$253,652	$175,148
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
Cash flows from our Concerts segment typically have a slightly different seasonality as partial payments are often made for artist performance fees and production costs for tours in advance of the date the related event tickets go on sale. These artist fees and production costs are expensed when the event occurs. Once tickets for an event go on sale, we generally begin to receive payments from ticket sales in advance of when the event occurs. In the United States, this cash is largely associated with events in our operated venues, notably amphitheaters, festivals, theaters and clubs. Internationally, this cash is from a combination of both events in our owned or operated venues, as well as events in third-party venues associated with our promoters’ share of tickets in allocation markets. We record ticket sales related to owned and operated venues as revenue when the event occurs. Our seasonality also results in higher balances in cash and cash equivalents, accounts receivable, prepaid expenses, accrued expenses and deferred revenue at different times in the year.
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
As of December 31, 2025 and 2024, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $941.4 million and $839.9 million of assets and $875.4 million and $577.6 million of liabilities, respectively, related to VIEs included in our balance sheets. None of our VIEs are significant on an individual basis.
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
Included in the December 31, 2025 and 2024 cash and cash equivalents balance is $1.6 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
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
Business Combinations
During 2025, 2024 and 2023, we completed several acquisitions that were accounted for as business combinations under the acquisition method of accounting. When we make these acquisitions, we often acquire a controlling interest without buying 100% of the business. These acquisitions and the related results of operations were not significant on either an individual basis or in the aggregate for the years ended December 31, 2025, 2024 and 2023.
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
We test for possible impairment of definite-lived intangible assets whenever events or circumstances change, such as a current period operating cash flow loss combined with a history of, or projections of, operating cash flow losses or a significant adverse change in the manner in which the asset is intended to be used, which could indicate that the carrying amount of the asset may not be recoverable. If indicators exist, we compare the estimated undiscounted future cash flows related to the asset to the carrying value of the asset. If the carrying value is greater than the estimated undiscounted future cash flow amount, an impairment charge is recorded based on the difference between the fair value and the carrying value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. For the years ended December 31, 2025, 2024 and 2023, there were no significant impairment charges.
We test for possible impairment of indefinite-lived intangible assets at least annually. Depending on facts and circumstances, qualitative factors may first be assessed to determine whether the existence of events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is concluded that it is more likely than not impaired, we perform a quantitative impairment test by comparing the fair value with the carrying amount. When specific assets are determined to be impaired, the cost basis of the asset is reduced to reflect the current fair value. Any such impairment charge is recorded in depreciation and amortization in the statements of operations. The impairment loss calculations require management to apply judgment in estimating future cash flows, expected future revenue, discount rates and royalty rates that reflect the risk inherent in future cash flows. For the years ended December 31, 2025, 2024 and 2023, there were no significant impairment charges.
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
For the year ended December 31, 2025, as part of our annual test for impairment, all of our reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
For the year ended December 31, 2024, as part of a refresh of the fair values of reporting units, as of July 1, 2024, three of our reporting units were assessed under quantitative analysis to support future qualitative evaluation. As of October 1, 2024, as required by our policy to perform goodwill tests annually, these three reporting units were also assessed under the initial qualitative evaluation and did not advance to the quantitative analysis. As of October 1, 2024, the remaining three reporting units with goodwill were assessed under quantitative analysis to support future qualitative evaluation. All of our reporting units assessed under the quantitative analysis primarily used a discounted cash flows methodology, with a lesser weighting attributed to the market multiple approach. The discounted cash flows methodology estimates fair value by discounting the reporting unit’s estimated future cash flows using a weighted-average cost of capital that reflects current market conditions and the risk profile of the reporting unit. Under the market multiple approach, the estimated fair value of the reporting unit was estimated by applying market multiples derived from stock prices of companies that are engaged in the same or similar lines of business as the reporting unit and that are actively traded on a free and open market. The derived multiples are then applied to the reporting unit’s financial metrics.

For the year ended December 31, 2023, as part of our annual test for impairment, one of our reporting units, which accounted for approximately 12% of our goodwill at December 31, 2023, was assessed under the quantitative analysis. The remaining reporting units with goodwill were assessed under the initial qualitative evaluation and did not advance to the quantitative analysis.
No impairment charges were recorded for the years ended December 31, 2025, 2024 and 2023.
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
The One Big Beautiful Bill Act (the “Act”) was enacted on July 4, 2025. The Act makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and makes modifications to the international tax framework. The financial reporting implications of the Act were recorded in the income tax provision for the year ended December 31, 2025.

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
Gross versus Net Revenue Recognition
We report revenue on a gross or net basis based on management’s assessment of whether we act as a principal or agent in the transaction. To the extent we act as the principal, revenue is reported on a gross basis. The determination of whether we act as a principal or an agent in a transaction is based on an evaluation of whether we have control of the good or service before it is transferred to the customer. Our Ticketing segment’s revenue, which primarily consists of service fees from its ticketing operations, is recorded net of the face value of the ticket as well as the portion of the service fee paid to the venue as we generally act as an agent in these transactions.
Business Interruption Insurance Recovery
We record revenue or offset expense for covered business interruptions in the period we determine it is probable we will be compensated for the costs incurred or the applicable contingencies with the insurance company are resolved for lost revenue. This may result in business interruption insurance recoveries being recorded in a period subsequent to the period we experience lost revenue and/or incurred the expenses from a covered event that are being reimbursed. For the years ended December 31, 2025, 2024 and 2023, we recorded business interruption insurance recoveries of $72.5 million, $51.3 million and $41.5 million, respectively. The recoveries were for a variety of claims and primarily recorded as revenue.
Foreign Currency
Results of operations for foreign subsidiaries and foreign equity investees are translated into United States dollars using the average exchange rates during the year. The assets and liabilities of those subsidiaries and investees are translated into United States dollars using the exchange rates at the balance sheet date. The related translation adjustments are recorded in a separate component of stockholders’ equity in AOCI. Foreign currency transaction gains and losses are included in the statements of operations and include the impact of revaluation of certain foreign currency denominated net assets or liabilities held internationally. For the years ended December 31, 2025 and December 31, 2023, we recorded net foreign currency transaction losses of $61.1 million and $74.5 million, respectively. For the year ended December 31, 2024, we recorded net foreign currency transaction gains of $14.7 million.
Advertising Expense
We record advertising expense in the year that it is incurred. Throughout the year, general advertising expenses are recognized as they are incurred, but event-related advertising for concerts is recognized once the event occurs. If an event is rescheduled into the following year, the advertising costs are expensed in the period the event is rescheduled. However, all advertising costs incurred during the year and not previously recognized are expensed at the end of the year. For the years ended December 31, 2025, 2024 and 2023, advertising expenses of $731.6 million, $750.9 million and $706.2 million , respectively, were recorded as a component of direct operating expenses. For the years ended December 31, 2025, 2024 and 2023, advertising expenses of $59.8 million, $54.6 million and $47.7 million, respectively, were recorded as a component of selling, general and administrative expenses.

Direct Operating Expenses
Direct operating expenses include artist fees, event-related marketing and advertising expenses, rent expense for events in third-party venues, credit card fees, telecommunication and data communication costs associated with our call centers, commissions paid on tickets distributed through independent sales outlets away from the box office, and salaries and wages related to seasonal employees at our venues along with other costs, including ticket stock and shipping. These costs are primarily variable in nature. For the years ended December 31, 2024 and December 31, 2023, we reclassified certain software technology costs from selling, general and administrative expenses to direct operating expenses of $52.7 million and $40.2 million, respectively, all within our Ticketing segment, due to the variable nature of these expenses.
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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which prescribes standardized categories and disaggregation of information in the reconciliation of provision for income taxes, requires disclosure of disaggregated income taxes paid, and modifies other income tax-related disclosure requirements. We prospectively adopted these disclosures for our annual reporting period ending December 31, 2025 within Note 9 – Income Taxes.
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

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. For the year ended December 31, 2025, we recorded $24.0 million of capitalized interest.
Property, plant and equipment consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Land, buildings and improvements	$2,873,491	$2,325,929
Computer equipment and capitalized software	815,403	867,294
Furniture and other equipment	952,651	757,803
Construction in progress	830,878	386,880
Property, plant and equipment, gross	5,472,423	4,337,906
Less: accumulated depreciation	2,056,652	1,896,034
Property, plant and equipment, net	$3,415,771	$2,441,872

Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the years ended December 31, 2025 and 2024:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and Other (1)	Total
		(in thousands)
Balance as of December 31, 2023:
Gross carrying amount	$925,257	$583,436	$226,788	$183,493	$20,220	$1,939,194
Accumulated amortization	(336,625)	(251,649)	(79,218)	(104,036)	(6,045)	(777,573)
Net	588,632	331,787	147,570	79,457	14,175	1,161,621
Gross carrying amount:
Acquisitions and additions current year	68,453	52,406	35,273	7,331	7,551	171,014
Acquisitions and additions prior year	826	4,066	3	—	—	4,895
Foreign exchange	(96,995)	(32,993)	(6,954)	(14,096)	(709)	(151,747)
Other (2)	(77,947)	(39,343)	(23,930)	(14,240)	(825)	(156,285)
Net change	(105,663)	(15,864)	4,392	(21,005)	6,017	(132,123)
Accumulated amortization:
Amortization	(111,711)	(86,637)	(23,978)	(17,791)	(9,142)	(249,259)
Foreign exchange	29,331	12,013	2,185	5,096	89	48,714
Other (2)	79,707	39,892	24,066	11,763	1,432	156,860
Net change	(2,673)	(34,732)	2,273	(932)	(7,621)	(43,685)
Balance as of December 31, 2024:
Gross carrying amount	819,594	567,572	231,180	162,488	26,237	1,807,071
Accumulated amortization	(339,298)	(286,381)	(76,945)	(104,968)	(13,667)	(821,259)
Net	480,296	281,191	154,235	57,520	12,570	985,812
Gross carrying amount:
Acquisitions and additions current year	52,409	203,456	22,529	2,241	20,934	301,569
Acquisitions and additions prior year	—	165	—	—	—	165
Foreign exchange	74,948	24,818	6,882	8,354	1,087	116,089
Other (2)	(160,749)	(64,523)	(18,161)	(69,794)	3,148	(310,079)
Net change	(33,392)	163,916	11,250	(59,199)	25,169	107,744
Accumulated amortization:
Amortization	(107,524)	(102,548)	(30,033)	(14,270)	(10,196)	(264,571)
Foreign exchange	(29,106)	(10,085)	(2,774)	(3,225)	(479)	(45,669)
Other (2)	140,445	64,321	18,280	69,805	2,286	295,137
Net change	3,815	(48,312)	(14,527)	52,310	(8,389)	(15,103)
Balance as of December 31, 2025:
Gross carrying amount	786,202	731,488	242,430	103,289	51,406	1,914,815
Accumulated amortization	(335,483)	(334,693)	(91,472)	(52,658)	(22,056)	(836,362)
Net	$450,719	$396,795	$150,958	$50,631	$29,350	$1,078,453
___________________
(1) Other primarily includes crypto assets and intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.

Included in the current year acquisitions amounts above for 2025 are definite-lived intangible assets primarily associated with the acquisitions of an artist management business and a concert promotion business, both located in Latin America, as well as a festival promotion business in Europe, a concert promotion business in Asia Pacific and an artist management business in the United States.
Included in the current year acquisitions amounts above for 2024 are definite-lived intangible assets primarily associated with the acquisitions of certain festival promotion, venue and artist management businesses located in the United States.
The additions to definite-lived intangible assets from acquisitions have weighted-average lives as follows:

	Weighted-Average Life
	2025	2024
	(in years)
Revenue-generating contracts	5	9
Client/vendor relationships	6	5
Trademarks and naming rights	5	6
Technology	5	3
Venue management	3	6
All categories	6	7
Amortization of definite-lived intangible assets for the years ended December 31, 2025, 2024 and 2023 was $264.6 million, $249.3 million and $237.6 million, respectively.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for definite-lived intangible assets that exist at December 31, 2025:

(in thousands)
2026	$248,128
2027	$213,169
2028	$181,755
2029	$153,145
2030	$103,539
As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Indefinite-lived Intangibles
We have indefinite-lived intangible assets which consist of trade names. These indefinite-lived intangible assets had a carrying value of $369.0 million and $380.6 million as of December 31, 2025 and 2024, respectively.

Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the years ended December 31, 2025 and 2024:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2023:
Goodwill	$1,439,579	$1,012,530	$674,720	$3,126,829
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,004,216	1,012,530	674,720	2,691,466

Acquisitions—current year	41,095	507	1,015	42,617
Acquisitions—prior year	4,136	—	—	4,136
Foreign exchange	(22,708)	(48,816)	(45,784)	(117,308)

Balance as of December 31, 2024:
Goodwill	1,462,102	964,221	629,951	3,056,274
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,026,739	964,221	629,951	2,620,911

Acquisitions—current year	144,657	9,727	—	154,384
Acquisitions—prior year	(274)	—	—	(274)
Foreign exchange	8,703	40,632	64,823	114,157

Balance as of December 31, 2025:
Goodwill	1,615,188	1,014,580	694,774	3,324,541
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,179,825	$1,014,580	$694,774	$2,889,178
Included in the current year acquisitions amounts above for 2025 is goodwill primarily associated with the acquisitions of an artist management business and a concert promotion business, both located in Latin America, as well as a venue management business and a concert and festival promotion business located in Europe.
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

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating lease cost	$309,999	$264,339
Variable and short-term lease cost	203,094	182,372
Sublease income	(7,461)	(6,006)
Net lease cost	$505,632	$440,705
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
Supplemental cash flow information for our operating leases is as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$244,159	$249,052
Lease assets obtained in exchange for lease obligations, net of terminations	$385,319	$249,501

Future maturities of our operating lease liabilities at December 31, 2025 are as follows:

(in thousands)
2026	$286,012
2027	254,108
2028	289,268
2029	268,627
2030	251,379
Thereafter	2,407,075
Total lease payments	3,756,469
Less: Interest	1,551,731
Present value of lease liabilities	$2,204,738

The weighted average remaining lease term and weighted average discount rate for our operating leases are as follows:

	Year Ended December 31,
	2025	2024
Weighted average remaining lease term (in years)	15.1	14.5
Weighted average discount rate	6.33%	6.24%
As of December 31, 2025, we have additional operating leases that have not yet commenced with total lease payments of $977.9 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from January 2026 to June 2030 with lease terms ranging from 5 to 39 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	December 31,
	2025	2024
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$1,300,000	$828,163
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
5.625% Senior Notes due 2026	—	300,000
4.75% Senior Notes due 2027	950,000	950,000
2.0% Convertible Senior Notes due 2025	—	83,957
3.125% Convertible Senior Notes due 2029	999,958	1,000,000
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
2.875% Convertible Senior Notes due 2031	1,400,000	—
Other debt	818,701	529,257
Total principal amount	8,268,659	6,491,377
Less: unamortized discounts and debt issuance costs	(69,011)	(53,308)
Total debt, net of unamortized discounts and debt issuance costs	8,199,648	6,438,069
Less: current portion	587,630	260,901
Total long-term debt, net	$7,612,018	$6,177,168
Future maturities of debt at December 31, 2025 are as follows:

(in thousands)
2026	$587,630
2027	2,199,465
2028	1,531,763
2029	1,119,342
2030	142,964
Thereafter	2,687,495
Total	$8,268,659
All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 6 – Fair Value Measurements for discussion of the fair value measurement of our debt.

Amended Senior Secured Credit Facility
In October 2025, we amended, restated and refinanced, our existing senior secured credit facility and entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement amended and restated our then-existing credit agreement (as amended, restated, supplemented or otherwise modified immediately prior to the effectiveness of the Credit Agreement, the “Prior Credit Agreement”), and provides for (i) a $1.3 billion multicurrency revolving credit facility (the “new multicurrency revolving facility”), (ii) a $400 million venue expansion revolving credit facility (the “new venue expansion revolving facility” and together with the new multicurrency revolving facility, the “new revolving facilities”), (iii) a $700 million delayed draw term loan A facility (the “new delayed draw term loan A facility”), and (iv) a $1.3 billion term loan B facility (the “new term loan B facility” and together with the new revolving facilities and the new delayed draw term loan A facility, the “new senior secured credit facilities”). The new term loan B facility was fully drawn at the closing of the new senior secured credit facilities. The new multicurrency revolving facility provides for sublimits of up to $250 million for the issuance of letters of credit and $200 million for swingline loans.
Proceeds of the new term loan B facility were used to refinance obligations under the Prior Credit Agreement, with any excess proceeds available for working capital, for general corporate purposes, and to finance other permitted transactions. Proceeds of borrowings under the new revolving facilities and the new delayed draw term loan A facility may be used for working capital, for general corporate purposes and to finance other permitted transactions.
The commitments under the new delayed draw term loan A facility will expire on October 21, 2027 unless drawn prior to such date. The new revolving facilities and the new delayed draw term loan A facility mature on October 21, 2030; provided, that if (x) any of our 2027 senior secured notes or the 2027 senior unsecured notes remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500 million and (y) our consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500 million, then the maturity date of the new revolving facilities and the new delayed draw term loan A facility will instead be the date that is ninety-one days prior to the stated maturity of our 2027 senior secured notes, 2027 senior unsecured notes or any permitted refinancing or extension of such indebtedness, as applicable. The new term loan B facility matures on October 21, 2032.
The interest rates per annum applicable to the new revolving facilities and the new delayed term loan A facility are, at our option, equal to either Term SOFR plus 1.50% or an adjusted base rate (as defined in the Credit Agreement) plus 0.50%, subject to two stepdowns based on our secured leverage ratio. The interest rates per annum applicable to the new term loan B facility are, at our option, equal to either Term SOFR plus 2.00% or an adjusted base rate plus 1.00%. We have an interest rate swap agreement that ensures the interest rate on $500.0 million principal amount of our outstanding term loan B does not exceed 3.445% through October 2026.
We are required to pay a commitment fee equal to 0.35% per annum on the undrawn portion available under the new revolving facilities and the new delayed draw term loan A facility, and customary letter of credit fees, as necessary. Based on our outstanding letters of credit of $20.5 million, $1.68 billion was available for future borrowings from our revolving credit facility as of December 31, 2025.
Commencing at the earlier of (i) the date on which the commitments under the new delayed draw term loan A facility have been reduced to zero and (ii) October 21, 2027, we will be required to make quarterly payments on borrowings under the new delayed draw term loan A facility at a rate equal to, for the first three years after October 21, 2025, 0.625% of the original principal amount thereof, and thereafter, 1.25% of the original principal amount thereof. We will be required to make quarterly payments on the new term loan B facility at a rate equal to 0.25% of the original principal amount thereof. We are also required to make mandatory prepayments of the loans under the new senior secured credit facilities, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances, and other specified events.
Our obligations under the Credit Agreement are guaranteed by certain of our direct and indirect domestic subsidiaries, subject to certain exceptions. The obligations under the Credit Agreement and the guarantees are secured by a lien on substantially all of our tangible and intangible personal property and the domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct domestic subsidiaries and the guarantors and 65% of each class of capital stock of any of our first-tier foreign subsidiaries and the guarantors, subject to limited exceptions.
On August 14, 2025, we drew down $775.0 million from our Prior Credit Agreement primarily to finance the acquisition of an additional 24% interest in OCESA from CIE and for other general corporate purposes. This borrowing was fully repaid in October 2025.

6.5% Senior Secured Notes Due 2027
At December 31, 2025, we had $1.2 billion principal amount of 6.5% senior secured notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on May 15 and November 15 of each year and the notes will mature on May 15, 2027. On or after May 15, 2025 we may redeem some or all of the notes at any time at redemption prices starting at 101.625% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries and 65% of each class of capital stock of any first-tier foreign subsidiaries, subject to certain exceptions.
3.75% Senior Secured Notes due 2028
At December 31, 2025, we had $500.0 million principal amount of 3.75% senior secured notes due 2028. Interest on the notes is payable semi-annually in cash in arrears on January 15 and July 15 of each year, and will mature on January 15, 2028. On or after January 15, 2025, we may redeem some or all of the notes at any time at redemption prices starting at 101.875% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control. The notes are secured by a first priority lien on substantially all of the tangible and intangible personal property of LNE and LNE’s domestic subsidiaries that are guarantors, and by a pledge of substantially all of the shares of stock, partnership interests and limited liability company interests of our direct and indirect domestic subsidiaries.
4.75% Senior Notes Due 2027
At December 31, 2025, we had $950.0 million principal amount of 4.75% senior notes due 2027. Interest on the notes is payable semi-annually in cash in arrears on April 15 and October 15 of each year, and will mature on October 15, 2027. On or after October 15, 2025, we may redeem some or all of the notes at any time at redemption prices starting at 100% of their principal amount, plus any accrued and unpaid interest to the date of redemption. We must make an offer to redeem the notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to the repurchase date, if we experience certain defined changes of control.
3.125% Convertible Senior Notes due 2029
At December 31, 2025, we had $1.0 billion principal amount of 3.125% convertible senior notes due 2029 (the “2029 Notes”). Interest on the 2029 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2023, at a rate of 3.125% per annum. The notes will mature on January 15, 2029, unless earlier repurchased, redeemed or converted. The notes will be convertible, under certain circumstances, until October 15, 2028, and on or after such date without condition, at an initial conversion rate of 9.2259 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50% conversion premium based on the last reported sale price for our common stock of $72.26 on January 9, 2023 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 13.8 million as of December 31, 2025.
We may redeem for cash all or any portion of the 2029 Notes, at our option, on or after January 21, 2026 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any, and the conversion ratio, at which the notes called for redemption may be converted, may be increased depending on timing of the redemption and the price of our common stock at such time.
If we experience a fundamental change, as defined in the indenture governing the 2029 Notes, the holders of the 2029 Notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
As of December 31, 2025, the remaining period for the unamortized debt issuance costs balance of $8.1 million was approximately three years and the value of the notes, if converted and fully settled in shares, exceeded the principal amount of the notes by $314.7 million. As of December 31, 2025, the effective interest rate on the notes was 3.17%.
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

2.875% Convertible Senior Notes due 2030
At December 31, 2025, we had $1.1 billion principal amount of 2.875% convertible senior notes due 2030 (the “2030 Notes”). Interest on the 2030 Notes is payable semi-annually in arrears on January 15 and July 15, beginning July 15, 2025, at a rate of 2.875% per annum. The 2030 Notes will mature on January 15, 2030, unless earlier repurchased, redeemed or converted. The 2030 Notes will be convertible, under certain circumstances, until October 15, 2029, and on or after such date without condition, at an initial conversion rate of 5.2005 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 40.0% conversion premium based on the last reported sale price for our common stock of $137.35 on December 3, 2024 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 8.0 million as of December 31, 2025.
We may redeem for cash all or any portion of the 2030 Notes, at our option, on or after January 24, 2028 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any, and the conversion ratio, at which the notes called for redemption may be converted, may be increased depending on timing of the redemption and the price of our common stock at such time.
If we experience a fundamental change, as defined in the indenture governing the 2030 Notes, the holders of the 2030 Notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a price equal to 100% of the principal amount of the notes plus accrued and unpaid interest, if any.
As of December 31, 2025, the remaining period for the unamortized debt issuance costs balance of $14.7 million was approximately four years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2025, the effective interest rate on the notes was 2.913%.
2.875% Convertible Senior Notes due 2031
In October 2025, we issued $1.4 billion aggregate principal amount of 2.875% Convertible Senior Notes due 2031 (the “2031 Notes”). Interest on the 2031 Notes is payable semi-annually in arrears on April 15 and October 15, beginning on April 15, 2026, at a rate of 2.875% per annum. The 2031 Notes will mature on October 15, 2031, unless earlier repurchased, redeemed or converted. The 2031 Notes will be convertible, under certain circumstances, until July 15, 2031, and on or after such date without condition, at an initial conversion rate of 4.4459 shares of our common stock per $1,000 principal amount of notes, subject to adjustment, which represents a 50.0% conversion premium based on the last reported sale price for our common stock of $149.95 on October 8, 2025 prior to issuing the debt. Upon conversion, the notes may be settled in, at our election, shares of common stock or cash or a combination of cash and shares of common stock. Assuming we fully settle the notes in shares, the maximum number of shares that could be issued to satisfy the conversion is 9.3 million as of December 31, 2025.
We may redeem for cash all or any portion of the 2031 Notes, at our option, on or after October 20, 2028 and before the 41st scheduled trading day before the maturity date, if the sales price of our common stock reaches specified targets as defined in the indenture. The redemption price will equal 100% of the principal amount of the notes plus accrued interest, if any, and the conversion ratio, at which the notes called for redemption may be converted, may be increased depending on timing of the redemption and the price of our common stock at such time.
If we experience a fundamental change, as defined in the indenture governing the 2031 Notes, the holders of the 2031 Notes may require us to purchase for cash all or a portion of their notes, subject to specified exceptions, at a repurchase price equal to the principal amount of the notes plus accrued and unpaid interest, if any.
As of December 31, 2025, the remaining period for the unamortized debt issuance costs balance of $20.6 million was approximately six years and the value of the notes, if converted and fully settled in shares, did not exceed the principal amount of the notes. As of December 31, 2025, the effective interest rate on the notes was 3.11%.

Interest Cost on Convertible Senior Notes
The following table summarizes the amount of pre-tax interest cost recognized on the convertible senior notes:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Interest cost recognized relating to:
Contractual interest coupon	$71,855	$41,289	$39,159
Amortization of debt issuance costs	7,104	4,095	3,912
Total interest cost recognized on the convertible senior notes	$78,959	$45,384	$43,071
Debt Extinguishment
On February 18, 2025, we utilized $84.8 million of our existing cash balance to repay the remaining aggregate principal amount of our 2.0% convertible senior notes due February 2025 plus accrued interest and we issued 182,560 shares of common stock to holders as a result of conversion.
In conjunction with the issuance of the 2031 Notes, we utilized the net proceeds to fund the full redemption of $300.0 million of our 5.625% Senior Notes due 2026 plus accrued interest.
Other Debt
As of December 31, 2025, other debt includes $275.0 million for a note due in 2026 related to an acquisition of a venue in the United States during the first quarter of 2023, $136.2 million for a Euro denominated note due in 2026, debt to noncontrolling interest partners of $23.5 million and capital leases of $4.2 million. Our other debt has a weighted average cost of debt of 4.3% and maturities at various dates through September 2050.
Debt Covenants
Our Credit Agreement contains a number of restrictions that, among other things, require us to satisfy a financial covenant and restrict our and our subsidiaries’ ability to incur additional debt, make certain investments and acquisitions, repurchase our stock and prepay certain indebtedness, create liens, enter into agreements with affiliates, modify the nature of our business, enter into sale-leaseback transactions, transfer and sell material assets, merge or consolidate, and pay dividends and make distributions (with the exception of subsidiary dividends or distributions to the parent company or other subsidiaries on at least a pro-rata basis with any noncontrolling interest partners). Non-compliance with one or more of the covenants and restrictions could result in the full or partial principal balance of the credit facility becoming immediately due and payable. Our Credit Agreement contains a financial covenant that requires us to maintain a maximum ratio of consolidated net debt to consolidated EBITDA (both as defined in the Amended Credit Agreement) that ranges from 6.75x to 5.25x, with the first measurement occurring after the quarter ended March 31, 2026, the first step down of 0.50x occurring on March 31, 2027 and additional step downs of 0.50x occurring annually thereafter.
The indentures governing our 6.5% senior secured notes, 3.75% senior secured notes and 4.75% senior notes contain covenants that limit, among other things, our ability and the ability of our restricted subsidiaries to incur certain additional indebtedness, make certain distributions, investments and other restricted payments, sell certain assets, agree to any restrictions on the ability of restricted subsidiaries to make payments to us, merge, consolidate or sell all of our assets, create certain liens, and engage in transactions with affiliates on terms that are not on an arms-length basis. Certain covenants, including those pertaining to incurrence of indebtedness, restricted payments, asset sales, mergers, and transactions with affiliates will be suspended during any period in which the notes are rated investment grade by both rating agencies and no default or event of default under the indenture has occurred and is continuing.
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
As of December 31, 2025, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2026.

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
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt does not exceed 3.445%. The principal objective of this contract is to reduce the variability of the cash flow in our variable rate interest payments associated with our senior secured term loan B facility, thus reducing the impact of interest rate changes on future interest expense. Cash flows associated with the interest rate swap agreement are reflected as cash flows from operating activities within our consolidated statements of cash flows. As of December 31, 2025, there is no ineffective portion or amount excluded from effectiveness testing.
As a cash flow hedge, the effective portion of the loss on the derivative instrument was reported as a component of other comprehensive loss. Amounts are deferred in other comprehensive loss and reclassified into earnings in the same line item associated with the forecasted transaction in the period or periods during which the hedged transaction affects earnings.
We do not enter into derivative instruments for speculative or trading purposes and do not anticipate any significant recognition of derivative activity through the income statement in the future related to the instruments currently held. See Note 6 – Fair Value Measurements for further discussion and disclosure of the fair values for our derivative instruments.
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

In accordance with the fair value hierarchy described above, the following table shows the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis, which are classified on the balance sheets as cash and cash equivalents, other current assets, other long-term assets, other current liabilities and other long-term liabilities:

	Fair Value Measurements at December 31, 2025				Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
		(in thousands)				(in thousands)
Assets:
Short-term investments	$76,550	$—	$—	$76,550	$—	$—	$—	$—
Crypto assets (1)	6,249	—	—	6,249	—	—	—	—
Interest rate swaps	—	9,672	—	9,672	—	29,251	—	29,251
Forward currency contracts	—	1,629	—	1,629	—	9,462	—	9,462
Investments in nonconsolidated affiliates	—	—	—	—	122	—	—	122
Total	$82,799	$11,301	$—	$94,100	$122	$38,713	$—	$38,835
Liabilities:
Equity awards	$—	$—	$6,335	$6,335	$—	$—	$6,300	$6,300
Forward currency contracts	—	4,864	—	4,864	—	380	—	380
Contingent consideration	—	—	299,682	299,682	—	—	48,311	48,311
Total	$—	$4,864	$306,017	$310,881	$—	$380	$54,611	$54,991
___________________
(1)    Refer to Note 1 – Basis of Presentation and Other Information — Accounting Standards Updates for further discussion on the adoption of ASU 2023-08.
Short-term investments consist of money market funds and have original maturities beyond three months but less than one year, or not readily convertible to cash. Crypto assets consist of cryptocurrencies. Fair values for short-term investments and crypto assets are based on quoted prices in an active market. The fair value for our interest rate swap is based upon inputs corroborated by observable market data with similar tenors. Fair values for forward currency contracts are based on observable market transactions of spot and forward rates. The fair value of our investments in nonconsolidated affiliates are based quoted prices in an active market.
Certain equity awards are based on the Company’s annual performance goals and achievement criteria. These awards are accounted for as liability-classified awards under GAAP and have performance goals that, if met, are vested quarterly over a period of up to two years, with the number of shares of common stock determined based on the Company’s grant date stock price.
We have certain contingent consideration obligations related to acquisitions which are measured at fair value using Level 3 inputs. The amounts due to the sellers are based on the achievement of agreed-upon financial performance metrics by the acquired companies where the contingent obligation is either earned or not earned. We record the liability at the time of the acquisition based on the present value of management’s best estimates of the future results of the acquired companies compared to the agreed-upon metrics. Subsequent to the date of acquisition, we update the original valuation to reflect current projections of future results of the acquired companies and the passage of time. Accretion of, and changes in the valuations of, contingent consideration are reported in selling, general and administrative expenses. See Note 7 – Commitments and Contingent Liabilities for additional information related to the contingent payments.
Due to their short maturity, the carrying amounts of accounts receivable, accounts payable and accrued expenses approximated their fair values at December 31, 2025 and 2024.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs.

The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes at December 31, 2025 and 2024:

	Estimated Fair Value at:
	December 31, 2025	December 31, 2024
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,211,148	$1,213,896
3.75% Senior Secured Notes due 2028	$492,740	$472,635
5.625% Senior Notes due 2026 (1)	$—	$299,529
4.75% Senior Notes due 2027	$952,765	$919,049
2.0% Convertible Senior Notes due 2025 (2)	$—	$103,032
3.125% Convertible Senior Notes due 2029	$1,456,399	$1,365,560
2.875% Convertible Senior Notes due 2030	$1,161,182	$1,105,852
2.875% Convertible Senior Notes due 2031 (1)	$1,379,560	$—
___________________

(1)
 In October 2025, we issued $1.4 billion principal amount of 2.875% convertible senior notes due 2031 and repurchased $300.0 million aggregate principal amount of the 5.625% convertible senior notes due 2026.

(2)	In March 2025, we repurchased the remaining aggregate principal amount. Refer to Note 4 – Long-Term Debt for further discussion.
The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.
Non-recurring
For the year ended December 31, 2025, there were no significant non-recurring fair value measurements.
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
As of December 31, 2025, our future minimum payments under non-cancelable contracts and capital expenditure commitments consist of the following:

	Non-cancelable Contracts	Capital Expenditures
	(in thousands)
2026	$2,423,299	$28,384
2027	806,187	14,732
2028	292,010	3,676
2029	449,493	2,838
2030	159,120	2,124
Thereafter	346,409	67,338
Total	$4,476,518	$119,092
Certain agreements relating to acquisitions provide for deferred purchase consideration payments at future dates. A liability is established at the time of the acquisition for these fixed payments. For obligations payable at a date greater than twelve months from the acquisition date, we apply a discount rate to calculate the present value of the obligations. As of December 31, 2025, we have accrued $9.4 million in other current liabilities and $6.3 million in other long-term liabilities and, as of December 31, 2024, we had accrued $1.5 million in other current liabilities and $11.8 million in other long-term liabilities, related to these deferred purchase consideration payments.
We have contingent obligations related to acquisitions which were accounted for as business combinations. Contingent consideration associated with business combinations is recorded at fair value at the time of the acquisition and reflected at current fair value for each subsequent reporting period thereafter until settled. We record these fair value changes in our statements of operations as selling, general and administrative expenses. The contingent consideration is generally subject to payout following the achievement of future performance targets and a portion is expected to be payable in the next twelve months. As of December 31, 2025, we have accrued $276.1 million in other current liabilities and $23.6 million in other long-term liabilities and, as of December 31, 2024, we had accrued $39.3 million in other current liabilities and $9.0 million in other long-term liabilities, representing the fair value of these estimated payments. The last contingency period for which we have an outstanding contingent payment is for the period ending July 2049. See Note 6 – Fair Value Measurements for further discussion related to the valuation of these contingent payments.
As of December 31, 2025 and 2024, we guaranteed the debt of third parties of approximately $17.0 million and $19.4 million, respectively, primarily related to maximum credit limits on employee and tour-related credit cards and obligations under a venue management agreement.
Litigation
Governmental Investigations and Litigation
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

As of this date, discovery is substantially completed. The 24 states seeking damages have disclosed a damages study asserting that the allegedly anticompetitive ticketing practices raised ticketing fees. The Company contests that the alleged overcharge (the amount of which is subject to a confidentiality order) has occurred or was caused by anticompetitive conduct. The Company filed summary judgment motions in November 2025, which were partially granted in February 2026. Trial on the remaining claims is set for March 2026.
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
Federal Trade Commission Complaint
In September 2025, the United States Federal Trade Commission (the “FTC”), joined by the attorneys general of seven states, filed a lawsuit against Live Nation Entertainment, Inc. and Ticketmaster L.L.C. in the Central District of California. The plaintiffs allege that Live Nation and Ticketmaster advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs also allege that the Company violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes. The plaintiffs seek injunctive relief, statutory penalties and restitution for consumers. The Company filed a motion to dismiss the complaint in January 2026.
Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and considerable uncertainty exists regarding the monetary penalties or other relief that the FTC could obtain in litigation. The Company will vigorously defend itself.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, the Company filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. In December 2025, the court granted the plaintiffs’ motion for class certification. The Company believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.
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
Liberty Live
Two current members of our board of directors were originally nominated by Liberty Media Corporation pursuant to a stockholder agreement. In December 2025, Liberty Media Corporation completed its split-off of its former wholly owned subsidiary, Liberty Live, which included the assignment and transfer of its significant beneficial ownership interest in Live Nation to Liberty Live. One member of our board of directors is on Liberty Live’s board of directors and one member of our board of directors is an executive officer at Liberty Live. These directors receive directors’ fees and stock-based awards on the same basis as other non-employee members of our board of directors.
Atlanta Braves
During most of 2025, one individual who had a significant beneficial ownership interest in Liberty Media Corporation also had a significant beneficial ownership interest in Atlanta Braves Holdings, Inc. (“Atlanta Braves”). This related party relationship ended when Liberty Live was split off from Liberty Media Corporation. During 2025 while this was still a related party relationship, we leased a venue from, and provided ticketing services to the Atlanta Braves and paid royalty fees and non-recoupable ticketing contract advances. We also received transaction fees for tickets the Atlanta Braves sold using our ticketing software.
Sirius XM
Our Chief Executive Officer is a member of the board of directors of Sirius XM Holdings Inc. (“Sirius XM”), a satellite radio company that is a subsidiary of Liberty Media. From time to time, we purchase advertising from Sirius XM.
Common Stock Repurchases
On December 15, 2025, we repurchased an aggregate of 166,107 net shares of common stock from certain executive officers upon their stock option exercise. These common stock repurchases were made at the closing market price at the trade date and were allocated to treasury stock.
Transactions Involving Equity Method Investees
We conduct business with certain of our equity method investees in the ordinary course of business. Transactions primarily relate to venue rentals and ticketing services. Revenue of $2.4 million, $18.9 million and $27.9 million were earned in 2025, 2024 and 2023, respectively, and expenses of $9.8 million, $5.8 million and $6.3 million were incurred in 2025, 2024 and 2023, respectively, from these equity investees for services rendered or provided in relation to these business ventures.
As of December 31, 2025 and 2024, we had accounts receivable and notes receivable balances of $33.2 million and $48.0 million, respectively, due from certain of our equity investees.

NOTE 9—INCOME TAXES
Significant components of the provision for income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current:
Federal	$(6,176)	$39,122	$1,250
Foreign	345,460	253,442	229,073
State	21,005	24,308	23,171
Total current	360,289	316,872	253,494
Deferred:
Federal	55,229	(557,399)	5,982
Foreign	(68,207)	(126,423)	(51,209)
State	(7,524)	(24,748)	1,209
Total deferred	(20,502)	(708,570)	(44,018)
Income tax expense (benefit)	$339,787	$(391,698)	$209,476

The domestic income before income taxes was $145.6 million, $31.8 million and $237.5 million for 2025, 2024 and 2023, respectively. Foreign income before income taxes was $884.9 million, $707.6 million and $675.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Significant components of our deferred tax liabilities and assets are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax liabilities:
Intangible and fixed assets	$396,428	$282,200
Leases	233,421	210,904
Mark to market	50,780	49,691
Prepaid expenses	10,023	3,802
Other	9,023	779
Total deferred tax liabilities	699,675	547,376
Deferred tax assets:
Net operating loss carryforwards	851,765	763,205
Leases	277,872	244,476
Accrued expenses	209,327	251,416
Capitalized research and development	107,585	90,477
Interest limitation	73,037	69,128
Foreign tax and other credit carryforwards	59,294	51,153
Other	45,270	61,555
Intangible and fixed assets	16,358	12,411
Equity compensation	14,111	10,831
Total gross deferred tax assets	1,654,619	1,554,652
Valuation allowance	587,285	569,495
Total net deferred tax assets	1,067,334	985,157
Net deferred tax assets	$367,659	$437,781
Each reporting period, we evaluate the realizability of all of our deferred tax assets in each tax jurisdiction. The Company recorded valuation allowances of $587.3 million and $569.5 million as of December 31, 2025 and 2024, respectively. Deferred income tax assets and liabilities are recorded related to net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions and income in the future. The realization of these assets depends on recognition of sufficient future taxable income in specific tax jurisdictions in which those temporary differences or net operating losses relate.
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
At December 31, 2025, the valuation allowance primarily relates to investments in consolidated partnership and various state and foreign operating losses.
At December 31, 2025 and 2024, we recorded a net deferred tax asset of $367.7 million and $437.8 million, respectively, due principally to differences in financial reporting and tax bases in assets acquired in business combinations.
As of December 31, 2025, we have United States federal, state and foreign deferred tax assets related to net operating loss carryforwards of $254.4 million, $148.7 million and $448.7 million, respectively. Based on current statutory carryforward periods, the operating loss carryforwards will expire on various dates beginning in 2026. Our net operating losses may be subject to statutory limitations on the amount that can be used in any given year.
As of December 31, 2025, we have United States federal and state deferred tax assets related to credits of $40.4 million and $18.8 million, respectively. Based on current statutory carryforward periods, the credits will expire on various dates beginning in 2031.

A reconciliation of income tax computed at the United States federal statutory rates to income tax expense for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025
	Total		%
	(in thousands)
U.S. federal statutory tax rate	$216,411		21.0%
State and local income taxes, net of federal income tax effect (2)	11,158		1.1%
Foreign tax effects
Australia
Deferred taxes	(12,374)		(1.2)%
Other	8,070	(1)	0.8%
Canada
Deferred taxes	20,892		2.0%
Other	7,244	(1)	0.7%
Mexico
Nontaxable or nondeductible items	25,001		2.4%
Tax rate differential	16,819		1.6%
Other	(352)	(1)	—%
Other foreign jurisdictions (3)	25,851		2.5%
Effect of cross-border tax laws
Foreign income inclusion	27,656		2.7%
Other	61	(1)	—%
Changes in valuation allowances	2,136	(1)	0.2%
Nontaxable or nondeductible items
Executive compensation in excess of $1 million	35,771		3.5%
Minority interest - nondeductible	(9,856)	(1)	(1.0)%
Nontaxable income	(15,061)		(1.5)%
Other	(7,237)	(1)	(0.7)%
Changes in unrecognized tax benefits	2,528	(1)	0.2%
Return to provision	(14,931)		(1.3)%
Effective tax rate	$339,787		33.0%

(1)	The impact of the individual reconciling item in this period is below the threshold and is not material to the users of the financial statements considering the nature and relative significance of the reconciling item.
(2)	State taxes in Illinois, New York, Pennsylvania, Tennessee and Texas made up the majority (greater than 50%) of the tax effect in this category.
(3)	All other foreign jurisdictions do not exceed the 5% threshold at the jurisdiction level in total or for individual reconciling items of the same nature within each jurisdiction.
Income tax expense is principally attributable to operational results in tax paying jurisdictions.
Amounts included in Foreign Tax Effects are impacted by changes in the mix of international earnings subject to various tax rates which can differ greatly in their proximity to the United States statutory rate and current and deferred adjustments related to payable and deferred tax assets.
Amounts included in the Effect of Cross-border Tax Laws include unfavorable inclusions for Subpart F.
Nondeductible items for all years presented include the impact of increased nondeductible expenses pursuant to the provisions of the Tax Cuts and Jobs Act (“TCJA”) including nondeductible executive compensation.

The following table reconciles the United States federal statutory income tax rate to our effective income tax rates for the years ended December 31, 2024 and 2023 prior to our adoption of ASU 2023-09:

	Year Ended December 31,
	2024	2023
	(in thousands)
Income tax expense at United States statutory rate of 21%	$155,280	$187,854
Differences between foreign and United States statutory rates	70,469	86,537
State income taxes, net of federal tax benefits	27,844	22,889
Nondeductible items	23,898	25,959
United States income inclusions and exclusions	(10,332)	28,450
Non-United States income inclusions and exclusions	(9,466)	(63,691)
Tax contingencies	674	6,191
Tax expense from acquired goodwill	—	7,953
Other, net	166	784
Change in valuation allowance	(650,231)	(93,450)
	$(391,698)	$209,476

The following table summarizes the activity related to our unrecognized tax benefits:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Balance at January 1	$29,692	$30,466	$22,996
Additions:
Increase for current year positions	—	1,451	2,333
Increase for prior year positions	1,505	1,001	4,453
Interest and penalties for prior years	1,027	255	1,063
Reductions:
Statute lapse for prior year positions	—	(3)	—
Settlements for prior year positions	(878)	(3,166)	(379)
Foreign exchange	187	(312)	—
Balance at December 31	$31,533	$29,692	$30,466
If we were to prevail on all uncertain tax positions, the net effect would be a decrease to our income tax provision of approximately $5.6 million. The remaining $25.9 million is related to various tax credits and would remain in place until the statute of limitation for those years expires. As of December 31, 2025, it is not expected that the total amounts of unrecognized tax benefits will increase or decrease materially within the next year.
We regularly assess the likelihood of additional assessments in each taxing jurisdiction resulting from current and subsequent years’ examinations. Liabilities for income taxes are established for future income tax assessments when it is probable there will be future assessments and the amount can be reasonably estimated. Once established, liabilities for uncertain tax positions are adjusted only when there is more information available or when an event occurs necessitating a change to the liabilities. As of December 31, 2025, we believe that the resolution of income tax matters for open years will not have a material effect on our consolidated financial statements although the resolution of income tax matters could impact our effective tax rate for a particular future period.
The tax years 2010 through 2025 remain open to examination by the primary tax jurisdictions to which we are subject.

Cash paid during the year for income taxes, net of refunds, are as follows:

Year Ended December 31,
2025
(in thousands)
State	$33,366
Foreign
Mexico	102,806
United Kingdom	24,312
Canada	22,298
Other foreign	130,256
Total	$313,038
There was no cash paid for United States federal income taxes as we generated a taxable loss for the year ended December 31, 2025 due to the provisions allowed within the One Big Beautiful Bill Act (the “Act”) discussed below.
Recent Tax Legislation
The Act was enacted on July 4, 2025 and makes key elements of the Tax Cuts and Jobs Act permanent, including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and makes modifications to the international tax framework. The financial reporting implications of the Act were recorded in the income tax provision for the year ended December 31, 2025. The Company determined that the Act did not have a material impact on the consolidated financial statements for the year ended December 31, 2025. We will continue to evaluate the full impact of these legislative changes as additional guidance becomes available.
NOTE 10—EQUITY
Common Stock
The following table reconciles common stock reported in the consolidated statements of changes in equity to the consolidated balance sheets.

	December 31,
	2025	2024
Common shares issued as reported in the consolidated statement of changes in equity	232,837,623	231,295,639
Unvested restricted stock awards	1,402,205	1,480,062
Unvested deferred stock awards	1,755,749	1,996,058
Common shares issued as reported in the consolidated balance sheets	235,995,577	234,771,759
Unvested restricted stock awards and deferred stock awards will be reflected in the statements of changes in equity at the time of vesting.
For the years ended December 31, 2025, 2024 and 2023, we issued 1.2 million, 1.5 million and 1.1 million shares, respectively, of common stock in connection with stock option exercises and vesting of restricted stock awards.
Common Stock Reserved for Future Issuance
Common stock of approximately 11.2 million shares as of December 31, 2025 is reserved for future issuances under the stock incentive plan (including 0.9 million options, 1.4 million restricted stock awards and 1.8 million deferred stock awards currently granted).
Noncontrolling Interests
Common securities held by the noncontrolling interests that do not include put arrangements exercisable outside of our control are recorded in equity, separate from our stockholders’ equity.

The purchase or sale of additional ownership in an already controlled subsidiary is recorded as an equity transaction with no gain or loss recognized in net income (loss) or comprehensive income (loss) as long as the subsidiary remains a controlled subsidiary. For the years ended December 31, 2025, 2024 and 2023, we acquired all or additional equity interests in several companies that did not have a significant impact to equity either on an individual basis or in the aggregate. The following schedule reflects the change in ownership interests for these transactions:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Net income attributable to common stockholders of Live Nation	$495,972	$896,287	$556,893
Transfers of noncontrolling interests:
Changes in Live Nation’s additional paid-in capital for purchases of noncontrolling interests, net of transaction costs	(32,435)	(30,049)	(100,940)
Net transfers of noncontrolling interests	(32,435)	(30,049)	(100,940)
Change from net income attributable to common stockholders of Live Nation and net transfers of noncontrolling interests	$463,537	$866,238	$455,953
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
Our estimate of redemption amounts for puts that are redeemable at fixed or determinable prices on fixed or determinable dates for the years ended December 31, 2026, 2027, 2028, 2029 and 2030 are $15.1 million, $160.6 million, $79.8 million, $47.3 million and $23.4 million, respectively.
Transactions with Noncontrolling and Redeemable Noncontrolling Interest Partners
We have loaned or advanced money to noncontrolling interest partners under the terms of the partnership operating agreements, promissory notes or other arrangements. As of December 31, 2025 and December 31, 2024, we had outstanding notes receivable and prepayments of $50.0 million and $50.0 million in other long-term assets, respectively.
For the year ended December 31, 2025, we paid $122.3 million to purchase a portion of the noncontrolling interest in certain subsidiaries in Europe. We also acquired an additional 24% interest in OCESA from CIE, which resulted in a decrease of $749.4 million in redeemable noncontrolling interest.

Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the years ended December 31, 2025, 2024 and 2023:

	Cash Flow Hedges	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2022	$41,283	$(131,359)	$(90,076)
Other comprehensive income before reclassifications	5,225	129,459	134,684
Amount reclassified from AOCI	(17,158)	—	(17,158)
Net other comprehensive income (loss)	(11,933)	129,459	117,526
Balance at December 31, 2023	29,350	(1,900)	27,450
Other comprehensive income (loss) before reclassifications	10,529	(354,730)	(344,201)
Amount reclassified from AOCI	(18,361)	—	(18,361)
Net other comprehensive loss	(7,832)	(354,730)	(362,562)
Balance at December 31, 2024	21,518	(356,630)	(335,112)
Other comprehensive income (loss) before reclassifications	(820)	237,886	237,066
Amount reclassified from AOCI	(16,826)	—	(16,826)
Net other comprehensive income (loss)	(17,646)	237,886	220,240
Balance at December 31, 2025	$3,872	$(118,744)	$(114,872)
See Note 6 – Fair Value Measurements for further discussion and disclosure of the fair value of our interest rate swap that has been designated as a cash flow hedge.
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
The following table sets forth the computation of weighted average common shares outstanding:

	Year Ended December 31,
	2025	2024	2023
Weighted average common shares—basic	231,844,300	230,124,255	228,628,390
Effect of dilutive shares:
Stock options and restricted stock	—	2,686,001	2,348,936
Convertible senior notes	—	3,542,193	—
Weighted average common shares—diluted	231,844,300	236,352,449	230,977,326
The following table shows securities excluded from the calculation of diluted net income per common share because such securities were anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
Options to purchase shares of common stock	924,602	—	3,750
Restricted and deferred stock awards—unvested	3,086,132	1,518,940	2,527,463
Conversion shares related to convertible senior notes	21,170,322	14,946,450	13,004,660
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,181,056	16,465,390	15,535,873

NOTE 11—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. Due to the significant and non-recurring nature of the matters, we also exclude from AOI the impact of realized liabilities for settlements or damages arising out of the Astroworld matter that exceed our estimated insurance recovery, and expenses for regulatory compliance matters associated with the provision for (possible) losses arising from certain significant governmental investigations and litigations under ASC 450 - Contingencies, which are described under the heading “Governmental Investigations and Litigation” in Note 7 of the Notes to the Consolidated Financial Statements herein. Except as described above, ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI. AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates the operating performance of our operating segments based on AOI. The CODM uses segment AOI for evaluating performance of each segment and for making decisions on allocating capital and other resources to each segment. We have not identified any segment expenses that are considered significant and segment expenses are not regularly provided to the CODM. Other segments items are direct operating expenses and selling, general and administrative expenses (excluding acquisition expenses, amortization of non-recoupable ticketing contract advance, Astroworld loss contingencies and stock-based compensation expense) which represents the difference between each operating segment’s revenue and AOI.
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

Ticketing
Our Ticketing segment involves the management of our global ticketing operations, including providing ticketing software and services to clients, and consumers with a marketplace, both online and mobile, for tickets and event information, and is responsible for our primary ticketing website, www.ticketmaster.com. Ticket fee revenue is generated from convenience and order processing fees, or service charges, charged at the time a ticket for an event is sold in either the primary or secondary markets. A significant portion of our service charges are payable to the venue and credit card vendors. The Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients, which include venues, concert promoters, professional sports franchises and leagues, college sports teams, theater producers and museums. This segment records revenue arising from convenience and order processing fees, regardless of whether these fees are related to tickets sold in the primary or secondary market, and regardless of whether these fees are associated with our concert events or third-party clients’ concert events. We do not record the face value of the tickets or the venue’s portion of the service fees as revenue. Ticket fee revenue is recognized when the ticket is sold for third-party clients and secondary market sales, as we have no further obligation to our client’s customers following the sale of the ticket. For our concert events where our concert promoters control ticketing, ticket fee revenue is recognized when the event occurs because we also have the obligation to deliver the event to the fan. The delivery of the ticket to the fan is not considered a distinct performance obligation for our concert events because the fan cannot receive the benefits of the ticket unless we also fulfill our obligation to deliver the event. The majority of ticket fee revenue is collected within the month of the ticket sale. Revenue received from the sale of tickets in advance of our concert events is recorded as deferred revenue or in other long-term liabilities if the date of the event is more than twelve months from the balance sheet date. Reported revenue is net of any refunds made or committed to and also the impact of any cancellations of events that occurred during the period and up to the time of filing these consolidated financial statements.
Ticketing contract advances, which can be either recoupable or non-recoupable, represent amounts paid in advance to our clients pursuant to ticketing agreements and are reflected in prepaid expenses or in long-term advances if the amount is expected to be recouped or recognized over a period of more than twelve months. Recoupable ticketing contract advances are generally recoupable against future royalties earned by the client, based on the contract terms, over the life of the contract. Royalties are typically earned by the client when tickets are sold. Royalties paid to clients are recorded as a reduction to revenue when the tickets are sold and the corresponding service charge revenue is recognized. Non-recoupable ticketing contract advances, excluding those amounts paid to support clients’ advertising costs, are fixed additional incentives occasionally paid by us to certain clients to secure the contract and are typically amortized over the life of the contract on a straight-line basis as a reduction to revenue. At December 31, 2025 and 2024, we had ticketing contract advances of $298.7 million and $158.1 million, respectively, in prepaid expenses and $155.7 million and $128.9 million, respectively, in long-term advances. We amortized $88.4 million, $88.7 million and $83.7 million for the years ended December 31, 2025, 2024 and 2023 respectively, related to non-recoupable ticketing contract advances.
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
At December 31, 2025, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.7 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 41%, 27%, 15% and 17% of this revenue in 2026, 2027, 2028 and thereafter, respectively.

The following table presents the results of operations for our reportable segments for the years ending December 31, 2025, 2024 and 2023:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
2025
Revenue	$20,860,726	$3,081,166	$1,329,233	$(69,719)	$—	$25,201,406
% of Consolidated Revenue	82.8%	12.2%	5.3%	(0.3)%
Other Segment Items	20,173,643	1,946,734	484,008	(44,986)	275,607	22,835,006
AOI	$687,083	$1,134,432	$845,225	$(24,733)	$(275,607)	$2,366,400
Intersegment revenue	$40,736	$25,376	$3,607	$(69,719)	$—	$—
Capital expenditures	$942,053	$92,058	$30,964	$—	$21,364	$1,086,439

2024
Revenue	$19,024,302	$2,988,685	$1,195,019	$(52,381)	$—	$23,155,625
% of Consolidated Revenue	82.2%	12.9%	5.2%	(0.3)%
Other Segment Items	18,494,554	1,865,097	431,242	(24,121)	242,955	21,009,727
AOI	$529,748	$1,123,588	$763,777	$(28,260)	$(242,955)	$2,145,898
Intersegment revenue	$29,633	$22,220	$528	$(52,381)	$—	$—
Capital expenditures	$491,691	$87,925	$24,507	$—	$33,508	$637,631

2023
Revenue	$18,740,913	$2,959,477	$1,095,217	$(69,290)	$—	$22,726,317
% of Consolidated Revenue	82.5%	13.0%	4.8%	(0.3)%
Other Segment Items	18,420,516	1,819,344	420,080	(29,716)	214,974	20,845,198
AOI	$320,397	$1,140,133	$675,137	$(39,574)	$(214,974)	$1,881,119
Intersegment revenue	$17,773	$51,517	$—	$(69,290)	$—	$—
Capital expenditures	$346,392	$68,991	$18,250	$—	$35,118	$468,751

The following table sets forth the reconciliation of consolidated AOI to operating income for the for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
	(in thousands)
AOI	$2,366,400	$2,145,898	$1,881,119
Acquisition expenses	259,586	128,513	93,664
Amortization of non-recoupable ticketing contract advance	88,386	88,717	83,693
Depreciation and amortization	638,872	549,923	516,797
Gain on sale of operating assets	(18,528)	(11,015)	(13,927)
Astroworld loss contingencies	(8,352)	454,902	—
Stock-based compensation expense	155,219	110,348	115,959
Operating income	$1,251,217	$824,510	$1,084,933

Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets. At December 31, 2025, 2024 and 2023, we had current deferred revenue of $4.5 billion, $3.7 billion and $3.4 billion, respectively.
The table below summarizes the amount of prior year current deferred revenue recognized during the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Concerts	$3,287,175	$3,046,474
Ticketing	205,199	176,901
Sponsorship & Advertising	90,461	96,988
	$3,582,835	$3,320,363

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
The following is a summary of stock-based compensation expense we recorded during the respective periods:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Selling, general and administrative expenses	$108,680	$50,668	$40,751
Corporate expenses	46,539	59,680	75,208
Total	$155,219	$110,348	$115,959

As of December 31, 2025, there was $154.2 million of total unrecognized compensation cost related to stock-based compensation arrangements for stock options, restricted stock and deferred stock awards. This cost is expected to be recognized over a weighted-average period of 2.1 years.
Stock Options
Stock options are granted for a term not exceeding ten years and the non-vested options are generally forfeited in the event the employee, director or consultant terminates his or her employment or relationship with us or one of our affiliates. Any options that have vested at the time of termination are forfeited to the extent they are not exercised within the applicable post-employment exercise period provided in their option agreements. These options typically vest over one to four years. In 2025, 2024 and 2023, no stock options were granted.
The following table presents a summary of our stock options outstanding at the dates given, and stock option activity for the period between such dates (“Price” reflects the weighted average exercise price per share):

	Year Ended December 31,
	2025		2024		2023
	Options	Price	Options	Price	Options	Price
	(in thousands, except per share data)
Outstanding January 1	1,514	$34.12	2,366	$32.85	3,257	$29.78
Exercised	(589)	22.32	(851)	30.57	(891)	21.63
Forfeited or expired	—	—	(1)	63.29	—	—
Outstanding December 31	925	$41.65	1,514	$34.12	2,366	$32.85

Exercisable December 31	925	$41.65	1,513	$34.09	2,362	$32.78
Weighted average fair value per option granted		$—		$—		$—
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $72.1 million, $60.4 million and $58.3 million, respectively. Cash received from stock option exercises for the years ended December 31, 2025, 2024 and 2023 was $5.1 million, $26.1 million and $19.3 million, respectively.

There were 7.1 million shares available for future grants under the stock incentive plan at December 31, 2025. Upon share option exercise or vesting of restricted or deferred stock, we issue new shares or treasury shares to fulfill these grants. As of December 31, 2025, all outstanding stock options were vested and exercisable, and expiration dates range from May 2026 to December 2030 at exercise prices and average contractual lives as follows:

Range of Exercise Prices	Outstanding as of 12/31/25	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Exercisable as of 12/31/25	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)	(in years)

$20.00 - $24.99	5	0.4	$23.43	5	0.4	$23.43
$25.00 - $29.99	453	1.2	$29.03	453	1.2	$29.03
$30.00 - $44.99	110	2.2	$44.05	110	2.2	$44.05
$45.00 - $60.99	348	3.2	$56.82	348	3.2	$56.82
$61.00 - $89.99	9	4.9	$70.26	9	4.9	$70.26

The total intrinsic value of options outstanding and options exercisable as of December 31, 2025 was $93.3 million and $93.3 million, respectively.
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
For the year ended December 31, 2025, we granted 0.6 million shares of restricted stock and 0.3 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest on the grant date or over a period of six months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
For the year ended December 31, 2024, we granted 0.3 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will all vest on the grant date or over a period of one year to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.
For the year ended December 31, 2023, we granted 0.4 million shares of restricted stock and 0.4 million shares of performance-based awards, respectively, under our stock incentive plan. These awards will vest on the grant date or over a period of two months to four years with the exception of the performance-based awards which will vest within two years if the performance criteria are met.

The following table presents a summary of our unvested restricted stock awards outstanding at December 31, 2025, 2024 and 2023 (“Price” reflects the weighted average share price at the date of grant):

	Restricted Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2022	996	$89.22
Granted	841	70.51
Forfeited	(7)	92.06
Vested	(357)	89.93
Unvested at December 31, 2023	1,473	$78.34
Granted	749	96.49
Forfeited	(32)	85.51
Vested	(710)	81.84
Unvested at December 31, 2024	1,480	$85.70
Granted	877	132.43
Forfeited	(63)	96.61
Vested	(892)	92.50
Unvested at December 31, 2025	1,402	$109.72
The total grant date fair market value of the shares issued upon the vesting of restricted stock awards during the years ended December 31, 2025, 2024 and 2023 was $82.6 million, $58.1 million and $32.2 million, respectively.
Deferred Stock
We granted deferred stock awards to our employees where the employees are entitled to receive shares of common stock in the future. Deferred stock can only be settled in stock as determined at the time of the grant. All of the deferred stock awards require us to achieve minimum market conditions in order for these awards to issue and vest.
For the year ended December 31, 2025, we granted 0.8 million shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
For the year ended December 31, 2024, we granted 33 thousand shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
For the year ended December 31, 2023, we granted 0.3 million shares of deferred stock awards with market conditions under our stock incentive plans. These awards will vest over five years if specified stock prices are achieved over a specific number of days during the five years.
The following assumptions were used to calculate the fair value of the deferred stock awards with market conditions on the date of grant:

	Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.67% - 3.90%	4.17%	4.47%
Volatility factors	33.37% - 37.00%	40.57%	39.33%
Weighted average expected life (in years)	4.79	4.84	5.22

The following table presents a summary of our unvested deferred stock awards outstanding at December 31, 2025, 2024 and 2023 (“Price” reflects the weighted average grant date fair value):

	Deferred Stock
	Awards	Price
	(in thousands, except per share data)
Unvested at December 31, 2022	2,160	$59.79
Awarded	289	70.47
Forfeited	—	—
Vested	—	—
Unvested at December 31, 2023	2,449	$61.05
Awarded	33	76.61
Forfeited	—	—
Vested	(486)	66.87
Unvested at December 31, 2024	1,996	$59.89
Awarded	781	99.40
Forfeited	—	—
Vested	(1,021)	62.87
Unvested at December 31, 2025	1,756	$75.74

NOTE 13—OTHER INFORMATION

	December 31,
	2025	2024
	(in thousands)
The following details the components of “Other current assets”:
Notes receivable	$72,918	$32,018
Inventory	56,576	50,145
Restricted Cash	12,786	10,685
Other	275,125	107,365
Total other current assets	$417,405	$200,213

The following details the components of “Other long-term assets”:
Deferred income tax assets	$450,957	$577,932
Investments in nonconsolidated affiliates	515,636	504,194
Notes receivable	233,113	226,021
Other	485,194	472,819
Total other long-term assets	$1,684,900	$1,780,966

The following details the components of “Accrued expenses and accounts payable”:
Accrued event and talent fees expenses	$1,069,576	$934,560
Accrued compensation and benefits	619,688	512,531
Accrued insurance	409,629	316,967
Accounts payable	253,261	242,978
Collections on behalf of others	143,610	120,873
Accrued legal	47,535	284,544
Other	1,012,512	887,859
Total accrued expenses and accounts payable	$3,555,811	$3,300,312

The following details the components of “Other current liabilities”:
Contingent and deferred purchase consideration	$285,479	$40,801
Current portion of operating lease liabilities	167,764	153,406
Other	28,818	22,090
Total other current liabilities	$482,061	$216,297

The following details the components of “Other long-term liabilities”:
Deferred income tax liabilities	$83,298	$140,151
Deferred revenue	73,073	120,064
Contingent and deferred purchase consideration	29,909	20,735
Other	229,564	196,813
Total other long-term liabilities	$415,844	$477,763

NOTE 14—GEOGRAPHIC DATA
The following table provides revenue and long-lived assets, including operating lease assets, for our foreign operations included in the consolidated financial statements:

	Europe	Other Foreign	Total Foreign	Domestic	Consolidated Total
	(in thousands)
2025
Revenue	$5,815,492	$5,056,552	$10,872,044	$14,329,362	$25,201,406
Long-lived assets, including operating lease assets	$1,213,347	$769,019	$1,982,366	$3,303,158	$5,285,524

2024
Revenue	$4,621,210	$4,160,359	$8,781,569	$14,374,056	$23,155,625
Long-lived assets, including operating lease assets	$825,909	$348,913	$1,174,822	$2,885,083	$4,059,905

2023
Revenue	$4,425,854	$4,085,191	$8,511,045	$14,215,272	$22,726,317
Long-lived assets, including operating lease assets	$819,426	$306,725	$1,126,151	$2,581,701	$3,707,852

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
Based on their evaluation as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Based on its evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting. The attestation report is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Live Nation Entertainment, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Live Nation Entertainment, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Live Nation Entertainment, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Company and our report dated February 19, 2026 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Los Angeles, California
February 19, 2026

ITEM 9B.     OTHER INFORMATION

No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the fourth quarter of the fiscal year ended December 31, 2025.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)1. Financial Statements.
The following consolidated financial statements are included in Item 8:
(a)2. Financial Statement Schedule.
The following financial statement schedule for the years ended December 31, 2025, 2024 and 2023 is filed as part of this report and should be read in conjunction with the consolidated financial statements.
Schedule II Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Allowance for Doubtful Accounts

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Write-off of Accounts Receivable	Other	Balance at End of Period
	(in thousands)
Year ended December 31, 2023	$63,294	$32,645	$(10,771)	$(2,818)	$82,350

Year ended December 31, 2024	$82,350	$10,430	$(22,901)	$2,784	$72,663

Year ended December 31, 2025	$72,663	$16,330	$(17,647)	$2,566	$73,912

LIVE NATION ENTERTAINMENT, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
Deferred Tax Asset Valuation Allowance

Description	Balance at Beginning of Period	Charges of Costs, Expenses and Other	Deletions	Other (1)	Balance at End of Period
	(in thousands)
Year ended December 31, 2023	$1,240,881	$(93,450)	$—	$46,943	$1,194,374

Year ended December 31, 2024	$1,194,374	$(650,231)	$—	$25,352	$569,495

Year ended December 31, 2025	$569,495	$18,040	$—	$(250)	$587,285
____________
(1)     During 2025, 2024 and 2023, the valuation allowance was adjusted for acquisitions, divestitures and foreign currency adjustments.

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
10.19
Amended and Restated Credit Agreement entered into as of October 21, 2015, among Live Nation Entertainment, Inc., JPMorgan Chase Bank, N.A., as Administrative Agent, Collateral Agent and Letter of Credit Issuer, the Other Lenders and Letter of Credit Issuers party thereto.
						X
10.20	Indenture dated as of October 17, 2019 by and among Live Nation Entertainment, Inc., the Guarantors and U.S. Bank National Association, as trustee.	10-K	001-32601	10.47	2/27/2020
10.21	First Supplemental Indenture, entered into as of May 20, 2020, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank National Association, as trustee.	10-Q	001-32601	10.5	8/5/2020
10.22	Second Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee.	10-K	001-32601	10.55	2/22/2024
10.23
Third Supplemental Indenture, entered into as of October 21, 2025, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee.
						X
10.24	Indenture, dated as of May 20, 2020 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.2	8/5/2020
10.25	First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.	10-K	001-32601	10.58	2/22/2024
10.26
Second Supplemental Indenture, entered into as of October 21, 2025, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.
						X
10.27	Indenture, dated as of January 4, 2021 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and U.S. Bank National Association, as trustee and notes collateral agent.	10-Q	001-32601	10.1	5/6/2021
10.28	First Supplemental Indenture, entered into as of November 16, 2023, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.	10-K	001-32601	10.60	2/22/2024
10.29
Second Supplemental Indenture, entered into as of October 21, 2025, among Live Nation Entertainment, Inc., the Guarantors identified therein, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent.
						X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date	Filed Herewith

10.30	Indenture, dated as of January 12, 2023 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.	10-Q	001-32601	10.1	5/4/2023
10.31	Form of Base Capped Call Confirmation.	10-Q	001-32601	10.2	5/4/2023
10.32	Form of Additional Capped Call Confirmation.	10-Q	001-32601	10.3	5/4/2023
10.33	Indenture, dated as of December 6, 2024 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.	10-K	001-32601	10.49	2/21/2025
10.34	Indenture, dated as of October 10, 2025 by and among Live Nation Entertainment, Inc., the Guarantors identified therein and HSBC Bank USA National Association, as trustee.					X
14.1	Code of Business Conduct and Ethics.	10-K	001-32601	14.1	3/01/2021
19.1	Insider Trading Policy.	10-K	001-32601	96	2/22/2024
21.1	Subsidiaries of the Company.					X
23.1	Consent of Ernst & Young LLP.					X
24.1	Power of Attorney (see signature page).					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
97	Policy for Recovery of Erroneously Awarded Compensation.	10-K	001-32601	97	2/22/2024
101.INS	XBRL Instance Document - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

§    Management contract or compensatory plan or arrangement.
We have not filed long-term debt instruments of our subsidiaries where the total amount under such instruments is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. However, we will furnish a copy of such instruments to the Commission upon request.

ITEM 16. FORM 10-K SUMMARY
Not applicable.

Table of Contents
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2026.

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

Name	Title	Date

/s/ Michael Rapino Michael Rapino	President, Chief Executive Officer and Director	February 19, 2026

/s/ Joe Berchtold Joe Berchtold	Chief Financial Officer	February 19, 2026

/s/ Brian Capo Brian Capo	Chief Accounting Officer	February 19, 2026

/s/ Maverick Carter Maverick Carter	Director	February 19, 2026

/s/ Ping Fu Ping Fu	Director	February 19, 2026

/s/ Richard A Grenell Richard A. Grenell	Director	February 19, 2026

/s/ Jeffrey T. Hinson Jeffrey T. Hinson	Director	February 19, 2026

/s/ Chad Hollingsworth Chad Hollingsworth	Director	February 19, 2026

/s/ Jimmy Iovine Jimmy Iovine	Director	February 19, 2026

/s/ James S. Kahan James S. Kahan	Director	February 19, 2026

/s/ Randall T. Mays Randall T. Mays	Director	February 19, 2026

/s/ Richard A. Paul Richard A. Paul	Director	February 19, 2026

/s/ Carl E. Vogel Carl E. Vogel	Director	February 19, 2026

/s/ Latriece Watkins Latriece Watkins	Director	February 19, 2026