Form 10-Q
period 2026-03-31
Live Nation Entertainment, Inc.
filed 2026-05-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On April 28, 2026, there were 235,547,065 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,834,266 shares of unvested restricted stock awards and excluding 574,131 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2026	December 31, 2025
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$9,077,847	$7,094,200
Accounts receivable, less allowance of $78,255 and $73,912, respectively	1,965,296	2,009,055
Prepaid expenses	2,217,054	1,453,732
Other current assets	381,342	417,405
Total current assets	13,641,539	10,974,392
Property, plant and equipment, net	3,664,231	3,415,771
Operating lease assets	1,910,332	1,869,753
Intangible assets
Definite-lived intangible assets, net	1,071,290	1,078,453
Indefinite-lived intangible assets, net	368,961	369,015
Goodwill	2,933,243	2,889,178
Long-term advances	667,912	631,071
Other long-term assets	1,810,584	1,684,900
Total assets	$26,068,092	$22,912,533
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$2,174,981	$1,941,389
Accrued expenses and accounts payable	3,562,342	3,555,811
Deferred revenue	7,410,720	4,461,959
Current portion of long-term debt, net	1,800,776	587,630
Other current liabilities	467,757	482,061
Total current liabilities	15,416,576	11,028,850
Long-term debt, net	6,709,420	7,612,018
Long-term operating lease liabilities	2,073,207	2,036,974
Other long-term liabilities	435,347	415,844
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	951,724	924,472
Stockholders' equity
Common stock	2,333	2,328
Additional paid-in capital	1,405,279	1,455,925
Accumulated deficit	(1,431,082)	(1,041,978)
Cost of shares held in treasury	(30,396)	(30,396)
Accumulated other comprehensive loss	(85,538)	(114,872)
Total Live Nation stockholders' equity	(139,404)	271,007
Noncontrolling interests	621,222	623,368
Total equity	481,818	894,375
Total liabilities and equity	$26,068,092	$22,912,533
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands except share and per share data)
Revenue	$3,793,029	$3,382,117
Operating expenses:
Direct operating expenses	2,478,458	2,254,937
Selling, general and administrative expenses	961,519	778,922
Depreciation and amortization	169,296	149,455
Gain on disposal of operating assets	(6,022)	(2,202)
Corporate expenses	560,294	86,236
Operating income (loss)	(370,516)	114,769
Interest expense	90,522	80,343
Interest income	(39,467)	(34,061)
Equity in losses (earnings) of nonconsolidated affiliates	2,883	(479)
Other expense (income), net	(12,351)	2,953
Income (loss) before income taxes	(412,103)	66,013
Income tax expense (benefit)	(32,085)	19,711
Net income (loss)	(380,018)	46,302
Net income attributable to noncontrolling interests	9,086	23,099
Net income (loss) attributable to common stockholders of Live Nation	$(389,104)	$23,203

Basic and diluted net loss per common share available to common stockholders of Live Nation	$(1.85)	$(0.32)

Weighted average common shares outstanding:
Basic and diluted	232,400,991	231,220,841

Reconciliation to net loss available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$(389,104)	$23,203
Accretion of redeemable noncontrolling interests	(41,279)	(98,094)
Net loss available to common stockholders of Live Nation—basic and diluted	$(430,383)	$(74,891)

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss)	$(380,018)	$46,302
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on cash flow hedge	977	(1,504)
Realized gain on cash flow hedge	(2,653)	(3,336)
Foreign currency translation adjustments	31,010	59,092
Comprehensive income (loss)	(350,684)	100,554
Comprehensive income attributable to noncontrolling interests	9,086	23,099
Comprehensive income (loss) attributable to common stockholders of Live Nation	$(359,770)	$77,455

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2025	232,837,623	$2,328	$1,455,925	$(1,041,978)	$(30,396)	$(114,872)	$623,368	$894,375	$924,472
Non-cash and stock-based compensation	—	—	38,723	—	—	—	—	38,723	—
Common stock issued under stock plans, net of shares withheld for employee taxes	403,666	4	(47,934)	—	—	—	—	(47,930)	—
Exercise of stock options	24,300	1	782	—	—	—	—	783	—
Acquisitions	—	—	—	—	—	—	12,545	12,545	594
Purchases of noncontrolling interests	—	—	1,837	—	—	—	5,526	7,363	(19,823)
Redeemable noncontrolling interests fair value adjustments	—	—	(44,054)	—	—	—	—	(44,054)	44,056
Contributions received	—	—	—	—	—	—	11,349	11,349	—
Cash distributions	—	—	—	—	—	—	(27,599)	(27,599)	(10,401)
Other	—	—	—	—	—	—	(7,205)	(7,205)	6,978
Comprehensive income (loss):
Net income (loss)	—	—	—	(389,104)	—	—	3,238	(385,866)	5,848
Unrealized gain on cash flow hedge	—	—	—	—	—	977	—	977	—
Realized gain on cash flow hedge	—	—	—	—	—	(2,653)	—	(2,653)	—
Foreign currency translation adjustments	—	—	—	—	—	31,010	—	31,010	—
Balances at March 31, 2026	233,265,589	$2,333	$1,405,279	$(1,431,082)	$(30,396)	$(85,538)	$621,222	$481,818	$951,724

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

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(380,018)	$46,302
Reconciling items:
Depreciation	99,565	89,462
Amortization of definite-lived intangibles	69,731	59,993
Amortization of non-recoupable ticketing contract advances	26,020	24,722
Deferred income taxes	(44,693)	4,271
Amortization of debt issuance costs and discounts	5,150	3,684
Stock-based compensation expense	32,777	24,550
Unrealized changes in fair value of contingent consideration	10,409	1,169
Equity in losses of nonconsolidated affiliates, net of distributions	4,553	3,480
Provision for uncollectible accounts receivable	(1,224)	3,574
Gain on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(6,189)	(5,467)
Loss (gain) on forward currency exchange contracts	(17,306)	13,361
Other, net	(6,002)	(4,485)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Decrease (increase) in accounts receivable	70,629	(70,535)
Increase in prepaid expenses and other assets	(783,967)	(592,946)
Increase (decrease) in accrued expenses, accounts payable and other liabilities	281,040	(545,945)
Increase in deferred revenue	2,978,360	2,266,061
Net cash provided by operating activities	2,338,835	1,321,251
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(1,944)	(6,403)
Collections of notes receivable	5,920	9,375
Investments made in nonconsolidated affiliates	(9,649)	(3,887)
Purchases of property, plant and equipment	(308,978)	(170,791)
Cash paid for acquisition of right-of-use assets	—	(20,800)
Cash paid for acquisitions, net of cash acquired	(113,203)	(31,346)
Other, net	10,115	6,457
Net cash used in investing activities	(417,739)	(217,395)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of debt issuance costs	226,161	11,059
Payments on debt including extinguishment costs	(6,611)	(86,828)
Contributions from noncontrolling interests	11,349	4,612
Distributions to noncontrolling interests	(38,000)	(33,742)
Purchases of noncontrolling interests, net	(25,882)	(4,496)
Proceeds from exercise of stock options	783	2,606
Taxes paid for net share settlement of equity awards	(47,930)	(65,009)
Payments for deferred and contingent consideration	(1,530)	(1,242)
Other, net	(859)	(150)
Net cash provided by (used in) financing activities	117,481	(173,190)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(54,613)	131,471
Net increase in cash, cash equivalents and restricted cash	1,983,964	1,062,137
Cash, cash equivalents and restricted cash at beginning of period	7,106,986	6,106,109
Cash, cash equivalents and restricted cash at end of period	$9,090,950	$7,168,246
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND OTHER INFORMATION
Preparation of Interim Financial Statements
The accompanying unaudited consolidated financial statements have been prepared in accordance with GAAP for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, they include all normal and recurring accruals and adjustments necessary to present fairly the results of the interim periods shown. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.
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
As of March 31, 2026 and December 31, 2025, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $859.5 million and $941.4 million of assets and $834.7 million and $875.4 million of liabilities, respectively, related to VIEs included in our balance sheets. Our VIEs are not significant on an individual or aggregate basis.
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

Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement. As of March 31, 2026 and December 31, 2025, we had restricted cash of $13.1 million and $12.8 million, respectively, included in other current assets on our consolidated balance sheets.
Included in the March 31, 2026 and December 31, 2025 cash and cash equivalents balance is $1.8 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
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
Accounting Standards Updates (ASU)
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
In November 2024, the FASB issued ASU 2024-04, “Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments,” which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. We prospectively adopted this guidance on January 1, 2026 and are applying the amendments to any settlements of convertible debt instruments.
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

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements, along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. For the three months ended March 31, 2026, we recorded $6.9 million of capitalized interest.
Property, plant and equipment, net consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Land, buildings and improvements	$3,057,518	$2,873,491
Computer equipment and capitalized software	836,632	815,403
Furniture and other equipment	1,012,377	952,651
Construction in progress	880,811	830,878
Property, plant and equipment, gross	5,787,338	5,472,423
Less: accumulated depreciation	2,123,107	2,056,652
Property, plant and equipment, net	$3,664,231	$3,415,771
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the three months ended March 31, 2026:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2025:
Gross carrying amount	$786,202	$731,488	$242,430	$103,289	$51,406	$1,914,815
Accumulated amortization	(335,483)	(334,693)	(91,472)	(52,658)	(22,056)	(836,362)
Net	450,719	396,795	150,958	50,631	29,350	1,078,453
Gross carrying amount:
Acquisitions and additions current year	23,792	36,115	3,774	—	—	63,681
Acquisitions and additions prior year	557	160	(2)	—	1,091	1,806
Foreign exchange	(397)	(2,570)	(907)	518	(214)	(3,570)
Other (2)	(19,995)	(23,100)	—	—	(21,872)	(64,967)
Net change	3,957	10,605	2,865	518	(20,995)	(3,050)
Accumulated amortization:
Amortization	(25,187)	(29,963)	(7,980)	(2,908)	(3,693)	(69,731)
Foreign exchange	743	2,024	421	(333)	134	2,989
Other (2)	19,987	23,100	4	(9)	19,547	62,629
Net change	(4,457)	(4,839)	(7,555)	(3,250)	15,988	(4,113)
Balance as of March 31, 2026:
Gross carrying amount	790,159	742,093	245,295	103,807	30,411	1,911,765
Accumulated amortization	(339,940)	(339,532)	(99,027)	(55,908)	(6,068)	(840,475)
Net	$450,219	$402,561	$146,268	$47,899	$24,343	$1,071,290
__________________
(1) Other primarily includes crypto assets and intangible assets for non-compete agreements.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of an artist management business located in the United States and a venue management business located in Europe.
The 2026 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	8
Client/vendor relationships	5
Venue management	10
All categories	6
Amortization of definite-lived intangible assets for the three months ended March 31, 2026 and 2025 was $69.7 million and $60.0 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the three months ended March 31, 2026:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2025:
Goodwill	$1,615,188	$1,014,580	$694,773	$3,324,541
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,179,825	1,014,580	694,773	2,889,178
Acquisitions—current year	35,499	—	17,671	53,170
Acquisitions—prior year	1,504	(120)	—	1,384
Foreign exchange	(3,467)	(1,884)	(5,138)	(10,489)
Balance as of March 31, 2026:
Goodwill	1,648,724	1,012,576	707,306	3,368,606
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,213,361	$1,012,576	$707,306	$2,933,243
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of an artist management business located in the United States and a venue management business located in Europe.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At March 31, 2026 and December 31, 2025, we had investments in nonconsolidated affiliates of $549.4 million and $515.6 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease expense	$77,611	$70,028
Variable and short-term lease expense	36,258	27,722
Sublease income	(1,715)	(1,602)
Net lease expense	$112,154	$96,148
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
Supplemental cash flow information for our operating leases is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$87,596	$77,543
Lease assets obtained in exchange for lease obligations, net of terminations	$90,260	$86,559
As of March 31, 2026, we have additional operating leases that have not yet commenced, with total lease payments of $1.4 billion. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from April 2026 to June 2030 with lease terms ranging from 5 to 49 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	March 31, 2026	December 31, 2025
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$1,296,750	$1,300,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.75% Senior Notes due 2027	950,000	950,000
3.125% Convertible Senior Notes due 2029	999,958	999,958
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
2.875% Convertible Senior Notes due 2031	1,400,000	1,400,000
Other debt	1,129,737	818,701
Total principal amount	8,576,445	8,268,659
Less: unamortized discounts and debt issuance costs	(66,249)	(69,011)
Total debt, net of unamortized discounts and debt issuance costs	8,510,196	8,199,648
Less: current portion (1)	1,800,776	587,630
Total long-term debt, net	$6,709,420	$7,612,018
__________
(1)
As of March 31, 2026, the current portion includes the full principal amount of the 3.125% convertible senior notes due 2029 (the “2029 Notes”) as, in accordance with the 2029 Notes indenture, the closing price of our common stock achieved specified targets during the three months ended March 31, 2026, which gives the holders of the 2029 Notes the option to surrender all or any portion of the 2029 Notes. The Company can elect to settle any surrendered 2029 Notes with common stock and/or cash. The surrender window is currently from April 1, 2026 through June 30, 2026 and may be extended at each quarter end thereafter depending on our future stock price.

All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Subsequent Event
On April 30, 2026, Live Nation VenueCo, LLC (“VenueCo”), a bankruptcy-remote, special purpose vehicle owned by certain bankruptcy-remote, special purpose entities (the “Participants”), which are indirect subsidiaries of the Company, entered into an agreement to issue €610 million aggregate principal amount of fixed rate senior secured notes (the “Notes”) under a bankruptcy-remote, non-recourse financing facility. The Notes are proposed to be issued in the following tranches: (i) Series 2026 A-1 and A-2 with an aggregate principal amount of €345 million with an annual interest rate of 5.67% maturing on December 31, 2047, (ii) Series 2026 B-2 with an aggregate principal amount of €45 million with an annual interest rate of 5.38% maturing on December 31, 2037, (iii) Series 2026 C-1 and C-2 with an aggregate principal amount of €145 million with an annual interest rate of 5.03% maturing on December 31, 2032, and (iv) Series 2026 D-1 with an aggregate principal amount of €75 million with an annual interest rate of 5.77% maturing on December 31, 2055. Each tranche amortizes on a scheduled basis except that the Series 2026 B-2 is non-amortizing prior to its stated maturity. VenueCo and the other Members also entered into a Master Trust Indenture and a First Supplemental Indenture, in each case, with Mount Street Mortgage Servicing Limited as master trustee and master servicer, HSBC Bank USA, N.A. as depositary and the other parties thereto. The offering of the Notes is expected to close on or about May 8, 2026.
The Notes are secured by, among other things, the real property and related personal property comprising the following venues: Ruoff Music Center (Noblesville, IN); Credit Union 1 Amphitheatre (Tinley Park, IL); Ziggo Dome (Amsterdam, Netherlands); and 3Arena (Dublin, Ireland) (the “Venues”), together with the monthly current and deferred revenues from the Venues after deduction of operating expenses (“Pledged Revenues”). The Pledged Revenues (other than deferred revenues, to the extent not yet released) are applied towards payment of agreed fees and expenses and agreed reserve accounts for debt service and for the operation, maintenance and capital expenditures associated with the Venues. Only if all the foregoing reserve accounts are fully funded, no event of default exists, and the Venues meet specified minimum historical and projected senior and combined debt service coverage ratios (collectively, “Release Conditions”) may cash be allocated to subordinated indebtedness and distributed to VenueCo and then, through various distributions or intercompany loans, potentially to the Company.

The proceeds from the Notes, after payment of transaction expenses and funding of required reserves, will be used to repay secured debt at one of the Venues and may be retained by the Participants or be made available as a distribution or loan to the Company or one or more of its other subsidiaries, in each case, for general corporate purposes.
NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	March 31, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$43,763	$—	$43,763	$76,550	$—	$76,550
Crypto assets	$3,630	$—	$3,630	$6,249	$—	$6,249
Interest rate swaps	$—	$10,926	$10,926	$—	$9,672	$9,672
Total	$47,393	$10,926	$58,319	$82,799	$9,672	$92,471

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
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	March 31, 2026	December 31, 2025
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,204,116	$1,211,148
3.75% Senior Secured Notes due 2028	$489,060	$492,740
4.75% Senior Notes due 2027	$945,288	$952,765
3.125% Convertible Senior Notes due 2029	$1,524,866	$1,456,399
2.875% Convertible Senior Notes due 2030	$1,191,608	$1,161,182
2.875% Convertible Senior Notes due 2031	$1,419,698	$1,379,560

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Governmental Investigations and Litigation
Department of Justice Complaint
In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs. The Complaint requested various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, and other forms of relief. Twenty-five states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices.
In the fall of 2025, the Company filed a motion for summary judgment. In February 2026, the court granted the motion in part and denied the motion in part. In March 2026, the remaining claims proceeded to trial.
Early in the trial, the Company entered into a binding term sheet with the United States settling the lawsuit (“the Settlement”). The terms of the Settlement, which were made public on March 9, 2026, provide for injunctive and structural relief addressing all of the United States’ claims, and provide for a $280 million settlement fund to address damages and civil penalty claims by plaintiff states. Under the Tunney Act, the district court judge presiding over the matter must approve the settlement before it takes final effect, following a process prescribed by statute. In the ensuing weeks, six additional states (“the Settling States”) also settled their claims for the same injunctive relief and their shares of the settlement fund totaling approximately $18.6 million. The remaining states and District of Columbia (“the Litigating States”) proceeded to trial.
On April 15, 2026, the jury returned a verdict for the Litigating States on all claims that remained, including an award of damages measured on a per-ticket-sold basis, but without calculating the number of tickets to which the damages would be applied.
After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the plaintiff States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws. The Company believes the jury verdict and damages award are legally infirm in a number of respects, many of which it has already raised in a pre-verdict motion for judgment as a matter of law. The Company intends to raise those issues and others in post-trial motions at the district court and, as needed and in due course, by filing an appeal to the U.S. Court of Appeals for the Second Circuit.
As a result, we have recognized $450 million for the three months ended March 31, 2026, within selling, general and administrative expenses which represents our best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the Settlement with the United States and the Settling States or that the Company will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect the Company’s ability to operate our business or have a materially adverse impact on the Company’s financial results.
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
NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the three months ended March 31, 2026:

	Cash Flow Hedge	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2025	$3,872	$(118,744)	$(114,872)
Other comprehensive income before reclassifications	977	31,010	31,987
Amount reclassified from AOCI	(2,653)	—	(2,653)
Net other comprehensive income (loss)	(1,676)	31,010	29,334
Balance at March 31, 2026	$2,196	$(87,734)	$(85,538)
Earnings Per Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive. For the three months ended March 31, 2026 and 2025, there were no reconciling items to the weighted average common shares outstanding in the calculation of diluted net loss per common share.

The following table shows securities excluded from the calculation of diluted net loss per common share because such securities are anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase shares of common stock	900,302	1,400,572
Restricted stock and deferred stock—unvested	3,375,594	3,679,033
Conversion shares related to the convertible senior notes	21,170,322	14,946,450
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	25,446,218	20,026,055
NOTE 8—SEGMENTS AND REVENUE RECOGNITION
Our reportable segments are Concerts, Ticketing and Sponsorship & Advertising. We use AOI to evaluate the performance of our operating segments and define AOI as operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. Due to the significant and non-recurring nature of the matters, we also exclude from AOI the impact of realized liabilities for settlements and expenses for regulatory compliance matters associated with the provision for losses arising from certain significant governmental investigations and litigations under ASC 450 - Contingencies, which are described under the heading “Governmental Investigations and Litigation” in Note 6 of the Notes to the Consolidated Financial Statements herein. Except as described above, ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI. AOI assists investors by allowing them to evaluate changes in the operating results of our portfolio of businesses separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results.
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
The Company’s Chief Executive Officer is the chief operating decision maker (“CODM”) and evaluates the operating performance of our operating segments based on AOI. The CODM uses segment AOI for evaluating performance of each segment and for making decisions on allocating capital and other resources to each segment. We have not identified any segment expenses that are considered significant and segment expenses are not regularly provided to the CODM. Other segments items are direct operating expenses and selling, general and administrative expenses (excluding acquisition expenses, amortization of non-recoupable ticketing contract advance, expenses for regulatory compliance matters associated with the provision for (possible) losses arising from certain significant governmental investigations and litigations and stock-based compensation expense) which represents the difference between each operating segment’s revenue and AOI.

The following table presents the results of operations for our reportable segments for the three months ended March 31, 2026 and 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended March 31, 2026
Revenue	$2,775,526	$765,016	$258,593	$(6,106)	$—	$3,793,029
% of Consolidated Revenue	73.2%	20.2%	6.8%	(0.2)%
Other Segment Items	$2,772,639	$509,417	$94,041	$(1,993)	$47,946	$3,422,050
AOI	$2,887	$255,599	$164,552	$(4,113)	$(47,946)	$370,979
Intersegment revenue	$3,061	$3,045	$—	$(6,106)	$—	$—

Three Months Ended March 31, 2025
Revenue	$2,484,076	$694,672	$216,066	$(12,697)	$—	$3,382,117
% of Consolidated Revenue	73.4%	20.5%	6.4%	(0.3)%
Other Segment Items	$2,477,505	$441,613	$80,102	$(6,807)	$48,653	$3,041,066
AOI	$6,571	$253,059	$135,964	$(5,890)	$(48,653)	$341,051
Intersegment revenue	$8,207	$4,243	$247	$(12,697)	$—	$—
The following table sets forth the reconciliation of consolidated AOI to operating income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
AOI	$370,979	$341,051
Acquisition expenses	69,424	29,757
Amortization of non-recoupable ticketing contract advances	26,020	24,722
Depreciation and amortization	169,296	149,455
Gain on sale of operating assets	(6,022)	(2,202)
Governmental Investigations and Litigation	450,000	—
Stock-based compensation expense	32,777	24,550
Operating income (loss)	$(370,516)	$114,769
Contract Advances
At March 31, 2026 and December 31, 2025, we had ticketing contract advances of $224.0 million and $298.7 million, respectively, recorded in prepaid expenses and $147.2 million and $155.7 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At March 31, 2026, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.8 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 36%, 28%, 17% and 19% of this revenue in the remainder of 2026, 2027, 2028 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.

The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Concerts	$868,336	$681,850
Ticketing	66,898	65,937
Sponsorship & Advertising	27,770	56,249
	$963,004	$804,036

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
Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those set forth below under Part II—Other Information—Item 1A.—Risk Factors, in Part I—Item IA.—Risk Factors of our 2025 Annual Report on Form 10-K as well as other factors described herein or in our annual, quarterly and other reports we file with the SEC (collectively, “cautionary statements”). Based upon changing conditions, should any risk or uncertainty that has already materialized, worsen in scope, impact or duration, or should one or more of the currently unrealized risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described in any forward-looking statements. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the applicable cautionary statements. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We do not intend to update these forward-looking statements, except as required by applicable law.

Executive Overview

The first quarter was a robust start to the year for the Company. Based on our strong pipeline of amphitheater, arena and stadium shows for the remainder of the year, coupled with our current event-related deferred revenue balance of $6.6 billion as of March 31, 2026, which is up $1.2 billion or 22% compared to March 31, 2025, we are optimistic for continued growth in the remainder of the year.
Our overall revenue grew by 12% to $3.8 billion on a reported basis, or 9% on a constant currency basis as compared to the same period of last year. All of our reporting segments had revenue growth in the first quarter, with the majority of growth coming from additional arena show volume in Concerts. Operating income for the quarter decreased by $485.3 million, from operating income of $114.8 million in the first quarter of 2025 to an operating loss of $370.5 million in the first quarter of 2026 primarily due to Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities, which is recorded in Corporate expenses. AOI for the quarter grew by 9% or $29.9 million.
Our Concerts segment revenue for the quarter increased by $291.5 million, or 12%, from $2.5 billion in the first quarter of 2025 to $2.8 billion in the first quarter of 2026. The revenue increase was largely the result of more arena shows in North America and Europe. The number of events for the first quarter of 2026 was approximately 11,400, essentially flat compared to last year. The number of fans for the quarter was 23.8 million compared to approximately 22.3 million last year, an increase of 1.5 million fans or 7%. Two-thirds of the increase was in North America while the remainder was in Europe. Some of the notable acts touring in the first quarter included Harry Styles, Bad Bunny, AC/DC and Twice. Concerts AOI for the first quarter of 2026 was $2.9 million compared to $6.6 million in the first quarter of 2025. Early in the second quarter of 2026, our ticket sales for events playing off in calendar year 2026 are pacing up high single-digits compared to last year while our event related deferred revenue is up double-digits, giving us confidence that we are positioned for another record Concerts year.
Our Ticketing segment revenue for the quarter increased by $70.3 million, or 10%, from $694.7 million in the first quarter of 2025 to $765.0 million in the first quarter of 2026. AOI increased by $2.5 million, or 1%, from $253.1 million in the first quarter of 2025 to $255.6 million in the first quarter of 2026. The increase resulted from an increase in ticket sales globally, driven by more concerts activity in North America along with more sports activity in our international markets. Secondary ticket results were tempered by proactive efforts to continue reducing scalping activity and improving bot mitigation. We sold approximately 80.6 million fee-bearing tickets in the first quarter of 2026 compared to 77.5 million tickets in the same period of the prior year, an increase of 3.1 million tickets or 4% growth. Ticketing’s deferred GTV is up nearly 30% year-over-year as of the end of the first quarter. In the first quarter of 2026, we signed 8.0 million net new tickets of which 80% came from our international markets. With a strong first quarter of 2026, ticket sales pacing up year-over-year and deferred revenue at an all time high, our Ticketing segment is poised for a successful year overall.
Our Sponsorship & Advertising segment revenue for the quarter increased by $42.5 million, or 20%, from $216.1 million in the first quarter of 2025 to $258.6 million in the first quarter of 2026. The improvement was largely due to increased festival sponsorship in Latin America as well as additional venue sponsorship across multiple markets. Our committed sponsorship sales are up over double-digits year-over-year, giving us confidence we will deliver growth for 2026 once again in our Sponsorship & Advertising segment. AOI for the quarter increased by $28.6 million, or 21%, from $136.0 million in the first quarter of 2025 to $164.6 million in the first quarter of 2026.
We are optimistic about the long-term potential of our Company and are focused on expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended March 31,				% Change
	2026			2025
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$3,793,029	$(121,211)	$3,671,818	$3,382,117	12%	9%
Operating expenses:
Direct operating expenses	2,478,458			2,254,937	10%
Selling, general and administrative expenses	961,519			778,922	23%
Depreciation and amortization	169,296			149,455	13%
Gain on disposal of operating assets	(6,022)			(2,202)	*
Corporate expenses	560,294			86,236	*
Operating income (loss)	(370,516)	12,698	(357,818)	114,769	*	*
Operating margin	(9.8)%		(9.7)%	3.4%
Interest expense	90,522			80,343
Interest income	(39,467)			(34,061)
Equity in losses (earnings) of nonconsolidated affiliates	2,883			(479)
Other expense (income), net	(12,351)			2,953
Income (loss) before income taxes	(412,103)			66,013
Income tax expense (benefit)	(32,085)			19,711
Net income (loss)	(380,018)			46,302
Net income attributable to noncontrolling interests	9,086			23,099
Net income (loss) attributable to common stockholders of Live Nation	$(389,104)			$23,203
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $410.9 million during the three months ended March 31, 2026 as compared to the same period of the prior year, driven by increased revenue in our Concerts segment of $291.5 million, Ticketing segment of $70.3 million and Sponsorship & Advertising segment of $42.5 million, as further discussed within each segment’s operating results.
Operating income
Operating income decreased $485.3 million during the three months ended March 31, 2026 as compared to the same period of the prior year, primarily associated with Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities, increased operating loss in our Concerts segment of $30.1 million and decreased operating income in our Ticketing segment of $7.4 million. These were partially offset by increased operating income in our Sponsorship & Advertising segment of $25.5 million, as further discussed within each segment’s operating results.
Income tax expense
For the three months ended March 31, 2026, we recorded a net income tax benefit of $32.1 million on pretax loss of $412.1 million, compared to a net income tax expense of $19.7 million on pretax income of $66.0 million for the three months ended March 31, 2025. The net decrease in income tax expense of $51.8 million was primarily due to pretax losses in 2026 compared to pretax income in the prior year.

Non-GAAP Measure

Consolidated AOI
Consolidated AOI is a non-GAAP financial measure that we define as consolidated operating income (loss) before certain acquisition expenses (including ongoing legal costs stemming from the Ticketmaster merger, changes in the fair value of accrued acquisition-related contingent consideration obligations, and acquisition-related severance and compensation), amortization of non-recoupable ticketing contract advances, depreciation and amortization (including goodwill impairment), loss (gain) on disposal of operating assets, and stock-based compensation expense. Due to the significant and non-recurring nature of the matters, we also exclude from AOI the impact of realized liabilities for settlements and expenses for regulatory compliance matters associated with the provision for losses arising from certain significant governmental investigations and litigations under ASC 450 - Contingencies, which are described under the heading “Governmental Investigations and Litigation” in Note 6 of the Notes to the Consolidated Financial Statements herein. Except as described above, ongoing legal costs associated with defense of these claims, such as attorney fees, are not excluded from AOI.
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
The following table sets forth the reconciliation of consolidated operating income (loss) to consolidated AOI for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating income (loss)	$(370,516)	$114,769
Acquisition expenses	69,424	29,757
Amortization of non-recoupable ticketing contract advances	26,020	24,722
Depreciation and amortization	169,296	149,455
Gain on sale of operating assets	(6,022)	(2,202)
Governmental Investigations and Litigation	450,000	—
Stock-based compensation expense	32,777	24,550
Consolidated AOI	$370,979	$341,051

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
To judge the health of our Concerts segment, we primarily monitor the number of confirmed events and fan attendance in our network of operated and third-party venues, talent fees, average paid attendance, ticket pricing and mix, advance ticket sales and the number of major artist clients under management. In addition, at our operated venues and festivals, we monitor ancillary revenue per fan and premium ticket sales. For business that is conducted in foreign markets, we also compare the operating results from our foreign operations to prior periods without the impact of changes in foreign exchange rates.
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

Key Operating Metrics

	Three Months Ended March 31,
	2026	2025
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	6,881	7,065
International	4,515	4,230
Total estimated events	11,396	11,295
Estimated fans:
North America (2)	9,914	9,052
International	13,874	13,255
Total estimated fans	23,788	22,307
Ticketing (3)
Estimated number of fee-bearing tickets sold	80,604	77,495
Estimated number of non-fee-bearing tickets sold	76,928	77,625
Total estimated tickets sold	157,532	155,120
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands)
Revenue	$2,775,526	$2,484,076	12%
Direct operating expenses	2,162,792	1,991,487	9%
Selling, general and administrative expenses	638,030	497,378	28%
Depreciation and amortization	118,702	105,309	13%
Gain on disposal of operating assets	(6,015)	(2,198)	*
Operating loss	$(137,983)	$(107,900)	(28)%
Operating margin	(5.0)%	(4.3)%
AOI	$2,887	$6,571	(56%)
AOI margin	0.1%	0.3%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $291.5 million during the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to more arena shows and fans. Concerts had incremental revenue of $189.0 million during the three months ended March 31, 2026 from acquisitions and newly opened venues.
Operating results
Concerts AOI decreased $3.7 million and operating loss increased $30.1 million during the three months ended March 31, 2026 as compared to the same period of the prior year. The decrease in AOI was primarily driven by higher direct operating expenses to support more arena shows and fan growth at events and higher selling, general and administrative expenses related to additional headcount and compensation expenses. The remaining change in operating loss outside of AOI of $26.4 million is primarily associated with higher depreciation and amortization expense of $13.4 million related to our ongoing venue build and upgrade program.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands)
Revenue	$765,016	$694,672	10%
Direct operating expenses	275,527	234,440	18%
Selling, general and administrative expenses	272,931	238,953	14%
Depreciation and amortization	28,095	25,437	10%
Gain on disposal of operating assets	(7)	(4)	75%
Operating income	$188,470	$195,846	(4)%
Operating margin	24.6%	28.2%
AOI	$255,599	$253,059	1%
AOI margin	33.4%	36.4%

Three Months
Revenue
Ticketing revenue increased $70.3 million during the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to higher primary ticket sales driven by more concerts activity in North America and sports activity in international markets.
Operating results
Ticketing AOI increased $2.5 million and operating income decreased $7.4 million during the three months ended March 31, 2026 as compared to the same period of the prior year primarily driven by higher revenue discussed above. This was partially offset by an increase in direct operating expenses due to higher credit card expenses from greater ticket sales as well as an increase in selling, general and administrative expenses related to higher salary expense.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended March 31,		% Change
	2026	2025
	(in thousands)
Revenue	$258,593	$216,066	20%
Direct operating expenses	46,226	38,238	21%
Selling, general and administrative expenses	50,406	44,023	14%
Depreciation and amortization	16,871	14,234	19%
Operating income	$145,090	$119,571	21%
Operating margin	56.1%	55.3%
AOI	$164,552	$135,964	21%
AOI margin	63.6%	62.9%

Three Months
Revenue
Sponsorship & Advertising revenue increased $42.5 million during the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to increased festival sponsorships in international markets as well as venue sponsorship deals across multiple markets.
Operating results
Sponsorship & Advertising AOI increased $28.6 million and operating income increased $25.5 million during the three months ended March 31, 2026 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.

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
Our balance sheet reflects cash and cash equivalents of $9.1 billion and $7.1 billion and short-term investments of $43.8 million and $76.6 million at March 31, 2026 and December 31, 2025, respectively. Included in the March 31, 2026 and December 31, 2025 cash and cash equivalents balances are $1.8 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $5.6 billion in cash and cash equivalents, excluding client cash, at March 31, 2026. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $8.5 billion and $8.2 billion at March 31, 2026 and December 31, 2025, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.2% at March 31, 2026, with approximately 83.3% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at March 31, 2026, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.5%.
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
Sources of Cash
Amended Senior Secured Credit Facility
In October 2025, we amended, restated and refinanced, our existing senior secured credit facility and entered into an amended and restated credit agreement (the “Credit Agreement”). The Credit Agreement amended and restated our then-existing credit agreement (as amended, restated, supplemented or otherwise modified immediately prior to the effectiveness of the Credit Agreement, the “Prior Credit Agreement”), and provides for (i) a $1.3 billion multicurrency revolving credit facility (the “multicurrency revolving facility”), (ii) a $400 million venue expansion revolving credit facility (the “venue expansion revolving facility” and together with the multicurrency revolving facility, the “revolving facilities”), (iii) a $700 million delayed draw term loan A facility (the “delayed draw term loan A facility”), and (iv) a $1.3 billion term loan B facility (the “term loan B facility” and together with the revolving facilities and the delayed draw term loan A facility, the “senior secured credit facilities”). The term loan B facility was fully drawn at the closing of the senior secured credit facilities. The multicurrency revolving facility provides for sublimits of up to $250 million for the issuance of letters of credit and $200 million for swingline loans.
The commitments under the delayed draw term loan A facility will expire on October 21, 2027 unless drawn prior to such date. The revolving facilities and the delayed draw term loan A facility mature on October 21, 2030; provided, that if (x) any of our 2027 senior secured notes or the 2027 senior unsecured notes remain outstanding on the date that is ninety-one days prior to the stated maturity thereof in an aggregate principal amount in excess of $500 million and (y) our consolidated free cash on such date is less than the sum of such outstanding principal amount plus $500 million, then the maturity date of the revolving facilities and the delayed draw term loan A facility will instead be the date that is ninety-one days prior to the stated maturity of our 2027 senior secured notes, 2027 senior unsecured notes or any permitted refinancing or extension of such indebtedness, as applicable. The term loan B facility matures on October 21, 2032.
The interest rates per annum applicable to the revolving facilities and the delayed term loan A facility are, at our option, equal to either Term SOFR plus 1.50% or an adjusted base rate (as defined in the Credit Agreement) plus 0.50%, subject to two stepdowns based on our secured leverage ratio. The interest rates per annum applicable to the term loan B facility are, at our option, equal to either Term SOFR plus 2.00% or an adjusted base rate plus 1.00%. We have an interest rate swap agreement that ensures the interest rate on $500.0 million principal amount of our outstanding term loan B facility does not exceed 3.445% through October 2026.
We are required to pay a commitment fee equal to 0.35% per annum on the undrawn portion available under the revolving facilities and the delayed draw term loan A facility, and customary letter of credit fees, as necessary. Based on our outstanding letters of credit of $11.7 million, $1.69 billion was available for future borrowings from our revolving facilities as of March 31, 2026.
Commencing at the earlier of (i) the date on which the commitments under the delayed draw term loan A facility have been reduced to zero and (ii) October 21, 2027, we will be required to make quarterly payments on borrowings under the delayed draw term loan A facility at a rate equal to, for the first three years after October 21, 2025, 0.625% of the original principal amount thereof, and thereafter, 1.25% of the original principal amount thereof. We will be required to make quarterly payments on the term loan B facility at a rate equal to 0.25% of the original principal amount thereof. We are also required to make mandatory prepayments of the loans under the senior secured credit facilities, subject to specified exceptions, from excess cash flow and with the proceeds of asset sales, debt issuances, and other specified events.
Debt Covenants
As of March 31, 2026, we believe we were in compliance with all of our debt covenants related to our senior secured credit facility and our corporate senior secured notes, senior notes and convertible senior notes. We expect to remain in compliance with all of these covenants throughout 2026.

Subsequent Event
Refer to Note 4 – Long-Term Debt for further discussion on VenueCo financing.
Uses of Cash
Acquisitions
During the three months ended March 31, 2026, we completed various acquisitions that resulted in cash paid, net of cash acquired of $113.2 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue generating	$219,300	$126,000
Maintenance	29,957	14,880
Total capital expenditures	$249,257	$140,880
Revenue generating capital expenditures during the first three months of 2026 increased from the same period of the prior year primarily due to venue expansion and enhancements across the United States, Latin America and Europe.
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
Cash Flows

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$2,338,835	$1,321,251
Investing activities	$(417,739)	$(217,395)
Financing activities	$117,481	$(173,190)
Operating Activities
Cash provided by operating activities increased $1.0 billion for the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts partially offset by an overall decrease in net income and lower deferred income taxes.

Investing Activities
Cash used in investing activities increased $200.3 million for the three months ended March 31, 2026 as compared to the same period of the prior year primarily due to higher purchases of property, plant and equipment for revenue generating capital expenditures as well as an increase in acquisitions. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash provided by financing activities for the three months ended March 31, 2026 was $117.5 million compared to cash used in financing activities for the three months ended March 31, 2025 of $173.2 million primarily due to higher existing debt proceeds as well as lower debt payments.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the three months ended March 31, 2026 and 2025. Our foreign operations reported an operating loss of $130.0 million for the three months ended March 31, 2026. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating loss for the three months ended March 31, 2026 by $13.0 million. As of March 31, 2026, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At March 31, 2026, we had forward currency contracts outstanding with an aggregate notional amount of $944.2 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $8.6 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of March 31, 2026. Of the total amount, we had $7.2 billion of fixed-rate debt and $1.4 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of March 31, 2026, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.6 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of March 31, 2026 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expires in October 2026, has a notional amount of $500.0 million and ensures that a portion of our floating-rate debt for our outstanding term loan B facility does not exceed 3.445%.
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
Management believes that the accounting estimates involved in business combinations, impairment of long-lived assets and goodwill, revenue recognition, and income taxes are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. These critical accounting estimates, the judgments and assumptions and the effect if actual results differ from these assumptions are described in Part II—Financial Information—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026.
There have been no changes to our critical accounting policies during the three months ended March 31, 2026.

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
Based on their evaluation as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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

Item 1A. Risk Factors
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Part I—Item 1A.—Risk Factors of our 2025 Annual Report on Form 10-K filed with the SEC on February 19, 2026, describes some of the risks and uncertainties associated with our business which could materially and adversely affect our business, financial condition, cash flows and results of operations, and the trading price of our common stock could decline as a result. We do not believe that there have been any material changes to the risk factors previously disclosed in our 2025 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchase of Equity Securities
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
January 2026	76,551	$144.53
February 2026	60,561	$146.25
March 2026	180,549	$155.13
	317,661

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended March 31, 2026.
Venue Securitization Transaction
On April 30, 2026, Live Nation VenueCo, LLC (“VenueCo”), a bankruptcy-remote, special purpose vehicle owned by certain bankruptcy-remote, special purpose entities (the “Participants”), which are indirect subsidiaries of the Company, entered into a Note Purchase Agreement (the “Note Purchase Agreement”) providing for the issuance by VenueCo on behalf of and as representative for issuers located in other jurisdictions (together with VenueCo, the “Members”) of €610 million aggregate principal amount of fixed rate senior secured notes (the “Notes”). On that date, VenueCo and the other Members also entered into a Master Trust Indenture (the “Master Indenture”) and a First Supplemental Indenture, in each case, with Mount Street Mortgage Servicing Limited as Master Trustee (the “Trustee”) and Master Servicer, HSBC Bank USA, N.A. (“HSBC”) as Depositary and the other parties thereto. The offering of the Notes is expected to close on or about May 8, 2026.
The proceeds from the Notes, after payment of transaction expenses and funding of required reserves, will be used to repay secured debt at one of the Venues, and may be retained by the Participants, or made available as a distribution or loan to the Company or one or more of its other subsidiaries, in each case, for general corporate purposes.

The Notes will be issued in four tranches at par and bear interest payable semi-annually in arrears at annual rates and with maturities as follows:

Tranche	Aggregate Principal Amount	Annual Interest Rate	Maturity Date
Series 2026 A-1 and A-2	€345,000,000	5.67%	December 31, 2047
Series 2026 B-2	€45,000,000	5.38%	December 31, 2037
Series 2026 C-1 and C-2	€145,000,000	5.03%	December 31, 2032
Series 2026 D-1	€75,000,000	5.77%	December 31, 2055
Each tranche of Notes, other than Series 2026 B-2, amortizes on a scheduled basis. Series 2026 B-2 is non-amortizing prior to its stated maturity. Voluntary prepayments are permitted at any time, in whole or in part, at par plus accrued interest plus a “make-whole” premium based on discounted remaining cash flows using a reference government yield plus a specified spread. Mandatory prepayments are required from certain specified proceeds.
The Notes are secured by Obligation No. 1 (“Obligation No. 1”) issued to HSBC, as the Collateral Agent, on behalf of the Noteholders pursuant to the Master Indenture, to evidence the payment obligations of the Members, and for which the Members are jointly and severally liable. As security for Obligation No. 1, the Members collaterally assigned to the Trustee and granted a security interest in (1) all funds and accounts established under the Master Indenture, (2) the intercompany loan documents, and (3) rights of the applicable Members to and under (x) mortgages granted by the Participants on substantially all of the real property assets comprising the following venues (the “Venues”): Ruoff Music Center (Noblesville, IN); Credit Union 1 Amphitheatre (Tinley Park, IL); Ziggo Dome (Amsterdam, Netherlands); and 3Arena (Dublin, Ireland), and collateral assignments by the Participants of all related personal property, and (y) an assignment of monthly current and deferred revenues from the Venues after deduction of operating expenses (“Pledged Revenues”). The Pledged Revenues (other than deferred revenues, to the extent not yet released) are to be transferred to and held in segregated accounts by the Trustee and will be applied towards payment of agreed fees and expenses of the Trustee and other service providers and towards funding various reserve accounts. Surplus amounts may only be released to VenueCo and the Members (and further released to the Participants) and thereafter applied to repay subordinated indebtedness or for further distribution to the Company and its other subsidiaries only if all reserve accounts are fully funded, no event of default exists, and the Venues meet specified minimum historical and projected senior and combined debt service coverage ratios (collectively, “Release Conditions”). If the Release Conditions are not met for six consecutive fiscal quarters, a portion of the balance in the surplus fund is subject to a mandatory prepayment offer on the Notes.
Certain actions (including admission or withdrawal of participants and their related venues, incurrence of additional indebtedness, changes in service providers, certain collateral releases and framework restructuring events) are conditioned on receipt of a confirmation from a ratings agency that no downgrade of the rating of the Notes and other secured indebtedness of VenueCo below a specified ratings level (a “Ratings Trigger Event”) will result. Certain mandatory prepayment obligations may be triggered by a Ratings Trigger Event, and certain actions (such as change of control, addition of a venue or participant and issuance of additional debt) are only permitted if no Ratings Trigger Event will occur.
The Notes include customary covenants for structured and project-style financings, including limitations on additional indebtedness, liens, asset dispositions, investments, restricted payments, affiliate transactions, negative pledges and mergers or acquisitions involving the Members and the Participants. The Master Indenture and related intercompany loan agreements also include financial maintenance covenants with respect to the Members and the Participants, specifically minimum historical and projected senior debt service coverage ratios, tested quarterly, with a limited equity cure feature. The documentation also includes customary representations, warranties and events of default.
The Company and certain of its subsidiaries (the “Service Providers”) have been engaged to perform certain services with respect to the Venues and will receive compensation for the performance of such services. The Service Providers may be terminated for cause at the direction of a majority of applicable Noteholders and may resign at any time without cause upon 30 days’ prior written notice to the Master Trustee, with such resignation effective upon the appointment of a replacement service provider.
The Notes were sold in private offerings in reliance on Section 4(a)(2) under the Securities Act of 1933, as amended (the “Securities Act”). The offer and sale of the Notes have not been registered under the Securities Act, or any state securities laws, and unless so registered, the Notes may not be offered or sold except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws.
The above description of the Note Purchase Agreement and the Master Indenture is a summary and is not complete. Copies of the Note Purchase Agreement and the Master Indenture will be filed as exhibits to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2026, and the above summary is qualified by reference to the terms set forth in such exhibit.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2026.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)