Form 10-Q
period 2026-06-30
Live Nation Entertainment, Inc.
filed 2026-07-30
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On July 23, 2026, there were 235,633,860 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,674,355 shares of unvested restricted stock awards and excluding 574,131 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2026	December 31, 2025
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$9,071,949	$7,094,200
Accounts receivable, less allowance of $92,267 and $73,912, respectively	2,885,249	2,009,055
Prepaid expenses	2,534,952	1,453,732
Other current assets	463,499	417,405
Total current assets	14,955,649	10,974,392
Property, plant and equipment, net	3,963,993	3,415,771
Operating lease assets	1,866,814	1,869,753
Intangible assets
Definite-lived intangible assets, net	1,205,988	1,078,453
Indefinite-lived intangible assets, net	368,967	369,015
Goodwill	3,063,726	2,889,178
Long-term advances	743,830	631,071
Other long-term assets	2,011,859	1,684,900
Total assets	$28,180,826	$22,912,533
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$2,254,652	$1,941,389
Accrued expenses and accounts payable	4,728,351	3,555,811
Deferred revenue	7,334,511	4,461,959
Current portion of long-term debt, net	2,968,381	587,630
Other current liabilities	277,360	482,061
Total current liabilities	17,563,255	11,028,850
Long-term debt, net	6,233,084	7,612,018
Long-term operating lease liabilities	2,081,247	2,036,974
Other long-term liabilities	484,075	415,844
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,063,602	924,472
Stockholders' equity
Common stock	2,335	2,328
Additional paid-in capital	1,389,093	1,455,925
Accumulated deficit	(1,136,636)	(1,041,978)
Cost of shares held in treasury	(30,396)	(30,396)
Accumulated other comprehensive loss	(142,066)	(114,872)
Total Live Nation stockholders' equity	82,330	271,007
Noncontrolling interests	673,233	623,368
Total equity	755,563	894,375
Total liabilities and equity	$28,180,826	$22,912,533
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except share and per share data)
Revenue	$7,666,858	$7,006,641	$11,459,887	$10,388,758
Operating expenses:
Direct operating expenses	5,724,216	5,210,756	8,202,674	7,465,693
Selling, general and administrative expenses	1,134,965	1,003,344	2,096,484	1,782,266
Depreciation and amortization	188,459	159,025	357,755	308,480
Gain on disposal of operating assets	(8,516)	(856)	(14,538)	(3,058)
Corporate expenses	105,817	147,719	666,111	233,955
Operating income	521,917	486,653	151,401	601,422
Interest expense	97,230	72,048	187,752	152,391
Interest income	(42,709)	(37,893)	(82,176)	(71,954)
Equity in losses (earnings) of nonconsolidated affiliates	4,459	(4,268)	7,342	(4,747)
Other expense (income), net	(55,664)	36,380	(68,015)	39,333
Income before income taxes	518,601	420,386	106,498	486,399
Income tax expense	115,717	117,645	83,632	137,356
Net income	402,884	302,741	22,866	349,043
Net income attributable to noncontrolling interests	108,438	59,330	117,524	82,429
Net income (loss) attributable to common stockholders of Live Nation	$294,446	$243,411	$(94,658)	$266,614

Basic net income (loss) per common share available to common stockholders of Live Nation	$1.06	$0.41	$(0.78)	$0.09
Diluted net income (loss) per common share available to common stockholders of Live Nation	$1.05	$0.41	$(0.78)	$0.09

Weighted average common shares outstanding:
Basic	232,838,912	231,845,412	232,621,161	231,534,852
Diluted	244,036,331	234,417,428	232,621,161	234,658,608

Reconciliation to net income (loss) available to common stockholders of Live Nation:
Net income (loss) attributable to common stockholders of Live Nation	$294,446	$243,411	$(94,658)	$266,614
Accretion of redeemable noncontrolling interests	(46,544)	(147,801)	(87,823)	(245,895)
Net income (loss) available to common stockholders of Live Nation—basic	$247,902	$95,610	$(182,481)	$20,719
Convertible debt interest, net of tax	8,467	—	—	—
Net income (loss) available to common stockholders of Live Nation—diluted	$256,369	$95,610	$(182,481)	$20,719

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$402,884	$302,741	$22,866	$349,043
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	120	251	1,097	(1,253)
Realized gain on cash flow hedge	(2,588)	(3,560)	(5,241)	(6,896)
Foreign currency translation adjustments	(54,060)	131,723	(23,050)	190,815
Comprehensive income (loss)	346,356	431,155	(4,328)	531,709
Comprehensive income attributable to noncontrolling interests	108,438	59,330	117,524	82,429
Comprehensive income (loss) attributable to common stockholders of Live Nation	$237,918	$371,825	$(121,852)	$449,280

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at March 31, 2026	233,265,589	$2,333	$1,405,279	$(1,431,082)	$(30,396)	$(85,538)	$621,222	$481,818	$951,724
Non-cash and stock-based compensation	—	—	60,161	—	—	—	—	60,161	—
Common stock issued under stock plans, net of shares withheld for employee taxes	114,809	1	(16,182)	—	—	—	—	(16,181)	—
Exercise of stock options	147,256	1	4,273	—	—	—	—	4,274	—
Acquisitions	—	—	—	—	—	—	37,901	37,901	97,412
Purchases of noncontrolling interests	—	—	(16,603)	—	—	—	1,087	(15,516)	6,863
Redeemable noncontrolling interests fair value adjustments	—	—	(47,835)	—	—	—	—	(47,835)	47,833
Contributions received	—	—	—	—	—	—	16,480	16,480	—
Cash distributions	—	—	—	—	—	—	(93,694)	(93,694)	(57,041)
Other	—	—	—	—	—	—	(1,391)	(1,391)	1
Comprehensive income (loss):
Net income	—	—	—	294,446	—	—	91,628	386,074	16,810
Unrealized gain on cash flow hedge	—	—	—	—	—	120	—	120	—
Realized gain on cash flow hedge	—	—	—	—	—	(2,588)	—	(2,588)	—
Foreign currency translation adjustments	—	—	—	—	—	(54,060)	—	(54,060)	—
Balances at June 30, 2026	233,527,654	$2,335	$1,389,093	$(1,136,636)	$(30,396)	$(142,066)	$673,233	$755,563	$1,063,602

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2025	232,837,623	$2,328	$1,455,925	$(1,041,978)	$(30,396)	$(114,872)	$623,368	$894,375	$924,472
Non-cash and stock-based compensation	—	—	98,884	—	—	—	—	98,884	—
Common stock issued under stock plans, net of shares withheld for employee taxes	518,475	5	(64,116)	—	—	—	—	(64,111)	—
Exercise of stock options	171,556	2	5,055	—	—	—	—	5,057	—
Acquisitions	—	—	—	—	—	—	50,446	50,446	98,006
Purchases of noncontrolling interests	—	—	(14,766)	—	—	—	6,613	(8,153)	(12,960)
Redeemable noncontrolling interests fair value adjustments	—	—	(91,889)	—	—	—	—	(91,889)	91,889
Contributions received	—	—	—	—	—	—	27,829	27,829	—
Cash distributions	—	—	—	—	—	—	(121,293)	(121,293)	(67,442)
Other	—	—	—	—	—	—	(8,596)	(8,596)	6,979
Comprehensive income (loss):
Net income (loss)	—	—	—	(94,658)	—	—	94,866	208	22,658
Unrealized gain on cash flow hedge	—	—	—	—	—	1,097	—	1,097	—
Realized gain on cash flow hedge	—	—	—	—	—	(5,241)	—	(5,241)	—
Foreign currency translation adjustments	—	—	—	—	—	(23,050)	—	(23,050)	—
Balances at June 30, 2026	233,527,654	$2,335	$1,389,093	$(1,136,636)	$(30,396)	$(142,066)	$673,233	$755,563	$1,063,602

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

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$22,866	$349,043
Reconciling items:
Depreciation	221,063	183,804
Amortization of definite-lived intangibles	136,692	124,676
Amortization of non-recoupable ticketing contract advances	48,240	45,443
Deferred income taxes	7,537	25,129
Amortization of debt issuance costs and discounts	11,291	8,131
Stock-based compensation expense	94,808	86,097
Unrealized changes in fair value of contingent consideration	14,238	9,304
Equity in losses of nonconsolidated affiliates, net of distributions	14,167	8,774
Provision for uncollectible accounts receivable	18,974	13,539
Loss (gain) on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(66,465)	133
Loss (gain) on forward currency exchange contracts	(15,167)	31,584
Other, net	(14,866)	(9,730)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(855,217)	(622,765)
Increase in prepaid expenses and other assets	(1,215,956)	(822,523)
Increase in accrued expenses, accounts payable and other liabilities	1,507,529	225,791
Increase in deferred revenue	2,828,374	1,888,292
Net cash provided by operating activities	2,758,108	1,544,722
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(8,602)	(19,156)
Collections of notes receivable	8,085	17,784
Investments made in nonconsolidated affiliates	(42,223)	(14,492)
Purchases of property, plant and equipment	(598,502)	(434,207)
Cash paid for acquisition of right-of-use assets	—	(20,800)
Cash paid for acquisitions, net of cash acquired	(242,567)	(50,090)
Proceeds from sale of intangible assets	—	20,040
Other, net	6,600	8,495
Net cash used in investing activities	(877,209)	(492,426)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of debt issuance costs	1,021,866	62,764
Payments on debt including extinguishment costs	(237,478)	(103,625)
Contributions from noncontrolling interests	27,829	11,264
Distributions to noncontrolling interests	(188,735)	(164,819)
Purchases of noncontrolling interests, net	(236,759)	(206,112)
Proceeds from exercise of stock options	5,057	3,443
Taxes paid for net share settlement of equity awards	(64,111)	(86,585)
Payments for deferred and contingent consideration	(18,552)	(14,399)
Other, net	(1,014)	(383)
Net cash provided by (used in) financing activities	308,103	(498,452)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(124,361)	409,647
Net increase in cash, cash equivalents and restricted cash	2,064,641	963,491
Cash, cash equivalents and restricted cash at beginning of period	7,106,986	6,106,109
Cash, cash equivalents and restricted cash at end of period	$9,171,627	$7,069,600
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
As of June 30, 2026 and December 31, 2025, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $946.6 million and $941.4 million of assets and $849.7 million and $875.4 million of liabilities, respectively, related to VIEs included in our balance sheets. Our VIEs are not significant on an individual or aggregate basis.
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

Restricted cash primarily consists of cash held in escrow accounts to fund capital improvements of certain leased or operated venues. The cash is held in these accounts pursuant to the related lease or operating agreement. As of June 30, 2026 and December 31, 2025, we had restricted cash of $99.7 million and $12.8 million, respectively, included in other current assets on our consolidated balance sheets.
Included in the June 30, 2026 and December 31, 2025 cash and cash equivalents balance is $1.9 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
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
In September 2025, the FASB issued ASU 2025-06, “Intangibles: Goodwill and Other‒Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which removes references to software development stages and includes an updated framework for capitalizing internal software costs. This guidance is effective for annual reporting periods beginning after December 15, 2027 and interim reporting periods within those annual reporting periods, with early adoption permitted. The guidance can be applied either prospectively, retrospectively or under a modified transition approach. We are currently evaluating the impact of adopting this guidance.
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

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements, along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. For the six months ended June 30, 2026, we recorded $13.0 million of capitalized interest.
Property, plant and equipment, net consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Land, buildings and improvements	$3,387,962	$2,873,491
Computer equipment and capitalized software	846,817	815,403
Furniture and other equipment	1,077,401	952,651
Construction in progress	844,281	830,878
Property, plant and equipment, gross	6,156,461	5,472,423
Less: accumulated depreciation	2,192,468	2,056,652
Property, plant and equipment, net	$3,963,993	$3,415,771
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the six months ended June 30, 2026:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2025:
Gross carrying amount	$786,202	$731,488	$242,430	$103,289	$51,406	$1,914,815
Accumulated amortization	(335,483)	(334,693)	(91,472)	(52,658)	(22,056)	(836,362)
Net	450,719	396,795	150,958	50,631	29,350	1,078,453
Gross carrying amount:
Acquisitions and additions current year	92,410	93,843	74,017	—	—	260,270
Acquisitions and additions prior year	205	1,015	(559)	—	1,901	2,562
Dispositions	(9,274)	—	—	—	—	(9,274)
Foreign exchange	11,837	(513)	(1,067)	2,236	110	12,603
Other (2)	(23,595)	(38,638)	(8,391)	(571)	(22,680)	(93,875)
Net change	71,583	55,707	64,000	1,665	(20,669)	172,286
Accumulated amortization:
Amortization	(48,548)	(60,883)	(16,148)	(6,252)	(4,861)	(136,692)
Dispositions	3,993	—	—	—	—	3,993
Foreign exchange	(3,875)	2,457	617	(1,097)	(9)	(1,907)
Other (2)	23,538	38,631	8,193	564	18,929	89,855
Net change	(24,892)	(19,795)	(7,338)	(6,785)	14,059	(44,751)
Balance as of June 30, 2026:
Gross carrying amount	857,785	787,195	306,430	104,954	30,737	2,087,101
Accumulated amortization	(360,375)	(354,488)	(98,810)	(59,443)	(7,997)	(881,113)
Net	$497,410	$432,707	$207,620	$45,511	$22,740	$1,205,988
__________________
(1) Other primarily includes crypto assets.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a venue management business and a concert promotion business, both located in Latin America, a ticketing services business located in Asia and an artist management business located in the United States. We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including intangible assets and our allocation between segments.
The 2026 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	6
Client/vendor relationships	5
Venue management	30
All categories	12
Amortization of definite-lived intangible assets for the three months ended June 30, 2026 and 2025 was $67.0 million and $64.7 million, respectively and for the six months ended June 30, 2026 and 2025 was $136.7 million and $124.7 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the six months ended June 30, 2026:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2025:
Goodwill	$1,615,188	$1,014,580	$694,773	$3,324,541
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,179,825	1,014,580	694,773	2,889,178
Acquisitions—current year	146,101	—	44,837	190,938
Acquisitions—prior year	635	(144)	—	491
Dispositions	(16,449)	—	—	(16,449)
Foreign exchange	(7,333)	4,406	2,495	(432)
Balance as of June 30, 2026:
Goodwill	1,738,142	1,018,842	742,105	3,499,089
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,302,779	$1,018,842	$742,105	$3,063,726
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of venue management businesses in Latin America and Europe.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At June 30, 2026 and December 31, 2025, we had investments in nonconsolidated affiliates of $736.3 million and $515.6 million, respectively, included in other long-term assets on our consolidated balance sheets.

NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense	$79,389	$77,157	$157,000	$147,185
Variable and short-term lease expense	56,017	47,218	92,275	74,940
Sublease income	(1,914)	(1,745)	(3,629)	(3,347)
Net lease expense	$133,492	$122,630	$245,646	$218,778
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
Supplemental cash flow information for our operating leases is as follows:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$164,589	$153,397
Lease assets obtained in exchange for lease obligations, net of terminations	$104,031	$157,038
As of June 30, 2026, we have additional operating leases that have not yet commenced, with total lease payments of $876.0 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from July 2026 to June 2030 to correlate with the completion of construction activities by the lessor with lease terms ranging from 5 to 49 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	June 30, 2026	December 31, 2025
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$1,293,500	$1,300,000
6.5% Senior Secured Notes due 2027	1,200,000	1,200,000
3.75% Senior Secured Notes due 2028	500,000	500,000
4.75% Senior Notes due 2027	950,000	950,000
3.125% Convertible Senior Notes due 2029	999,956	999,958
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
2.875% Convertible Senior Notes due 2031	1,400,000	1,400,000
VenueCo Notes	692,413	—
Other debt	1,146,468	818,701
Total principal amount	9,282,337	8,268,659
Less: unamortized discounts and debt issuance costs	(80,872)	(69,011)
Total debt, net of unamortized discounts and debt issuance costs	9,201,465	8,199,648
Less: current portion (1)	2,968,381	587,630
Total long-term debt, net	$6,233,084	$7,612,018
__________
(1)
As of June 30, 2026, the current portion includes the full principal amount of the 3.125% convertible senior notes due 2029 (the “2029 Notes”) as, in accordance with the 2029 Notes indenture, the closing price of our common stock achieved specified targets during the three months ended June 30, 2026, which gives the holders of the 2029 Notes the option to surrender all or any portion of the 2029 Notes. The Company can elect to settle any surrendered 2029 Notes with common stock and/or cash. The surrender window is currently from July 1, 2026 through September 30, 2026 and may be extended at each quarter end thereafter depending on our future stock price.
The current portion also includes the full principal amount of the 6.5% Senior Secured Notes as the notes will mature on May 15, 2027.

All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Other Debt
As of June 30, 2026, other debt includes $145.2 million of finance leases primarily related to a venue in the United States.
VenueCo Financing
On April 30, 2026, Live Nation VenueCo, LLC (“VenueCo”), a bankruptcy-remote, special purpose vehicle owned by certain bankruptcy-remote, special purpose entities (the “Participants”), which are indirect subsidiaries of the Company, entered into an agreement to issue €610 million aggregate principal amount of fixed rate senior secured notes (the “Notes”) under a bankruptcy-remote, non-recourse financing facility. The Notes were issued in the following tranches: (i) Series 2026 A-1 and A-2 with an aggregate principal amount of €345 million with an annual interest rate of 5.67% maturing on December 31, 2047, (ii) Series 2026 B-2 with an aggregate principal amount of €45 million with an annual interest rate of 5.38% maturing on December 31, 2037, (iii) Series 2026 C-1 and C-2 with an aggregate principal amount of €145 million with an annual interest rate of 5.03% maturing on December 31, 2032, and (iv) Series 2026 D-1 with an aggregate principal amount of €75 million with an annual interest rate of 5.77% maturing on December 31, 2055. Each tranche amortizes on a scheduled basis except that the Series 2026 B-2 is non-amortizing prior to its stated maturity. Voluntary prepayments are permitted at any time, in whole or in part, at par plus accrued interest plus a “make-whole” premium based on discounted remaining cash flows using a reference government yield plus a specified spread. Mandatory prepayments are required from certain specified proceeds.
The Notes were issued pursuant to a Note Purchase Agreement dated April 30, 2026 providing for the issuance of the Notes by VenueCo on behalf of and as representative for issuers located in other jurisdictions (together with VenueCo, the “Members”). VenueCo and the Members also entered into a Master Trust Indenture, dated April 30, 2026, and a First Supplemental Indenture, dated May 8, 2026, in each case with respect to such indenture and supplement, with Mount Street Mortgage Servicing Limited as master trustee and master servicer, HSBC Bank USA, N.A. as depositary and the other parties thereto.

The Notes are secured by, among other things, the real property and related personal property comprising the following venues: Ruoff Music Center (Noblesville, IN); Credit Union 1 Amphitheatre (Tinley Park, IL); Ziggo Dome (Amsterdam, Netherlands); and 3Arena (Dublin, Ireland) (the “Venues”), together with the monthly current and deferred revenues from the Venues after deduction of operating expenses (“Pledged Revenues”). The Pledged Revenues (other than deferred revenues, to the extent not yet released) are applied towards payment of agreed fees and expenses and agreed reserve accounts for debt service and for the operation, maintenance and capital expenditures associated with the Venues. Only if all the foregoing reserve accounts are fully funded, no event of default exists, and the Venues meet specified minimum historical and projected senior and combined debt service coverage ratios (collectively, “Release Conditions”) may cash be allocated to subordinated indebtedness and distributed to VenueCo and then, through various distributions or intercompany loans, potentially to the Company. As of June 30, 2026, we had restricted cash of $85.3 million due to the VenueCo Note Purchase Agreement included in other current assets on our consolidated balance sheets.
A portion of proceeds from the Notes, after payment of transaction expenses and funding of required reserves, was used to repay secured debt at one of the Venues and the remaining proceeds were retained by the Participants and may be made available as a distribution or loan to the Company or one or more of its other subsidiaries, in each case, or for general corporate purposes.
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

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	June 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$65,632	$—	$65,632	$76,550	$—	$76,550
Crypto assets	2,874	—	2,874	6,249	—	$6,249
Interest rate swaps	—	5,094	5,094	—	9,672	$9,672
Total	$68,506	$5,094	$73,600	$82,799	$9,672	$92,471

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
For the six months ended June 30, 2026, we recorded a gain of $54.1 million within Other Expense (Income) for an investment held by a noncontrolling interest partner. To calculate the gain on the investment, we measured the fair value using a quoted price for the investment in an active market, which are considered Level 1 inputs.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	June 30, 2026	December 31, 2025
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,201,008	$1,211,148
3.75% Senior Secured Notes due 2028	$490,665	$492,740
4.75% Senior Notes due 2027	$948,243	$952,765
3.125% Convertible Senior Notes due 2029	$1,783,872	$1,456,399
2.875% Convertible Senior Notes due 2030	$1,316,909	$1,161,182
2.875% Convertible Senior Notes due 2031	$1,545,278	$1,379,560

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
Early in the trial, the Company entered into a binding term sheet with the United States settling the lawsuit (“the Settlement”). The terms of the Settlement, which were made public on March 9, 2026, provide for injunctive and structural relief addressing all of the United States’ claims, and initially provided for a $280 million settlement fund to address damages and civil penalty claims by plaintiff states. In the ensuing weeks, six additional states (“the Settling States”) also settled their claims for the same injunctive relief and their shares of the settlement fund totaling approximately $18.6 million. The Settlement was subsequently formalized in a Proposed Final Judgment filed with the district court on June 12, 2026. Under the Tunney Act, the district court judge presiding over the matter must approve the settlement before it takes final effect, following a process prescribed by statute.
The remaining states and District of Columbia (“the Litigating States”) proceeded to trial. On April 15, 2026, the jury returned a verdict for the Litigating States on all claims that remained, including an award of damages measured on a per-ticket-sold basis, but without calculating the number of tickets to which the damages would be applied.
After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the Litigating States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws. The Company believes the jury verdict and damages award are legally infirm in a number of respects, many of which it had raised in a pre-verdict motion for judgment as a matter of law. The Company raised those issues and others in post-trial motions at the district court which are scheduled for argument on July 31, 2026. As needed and in due course, the Company intends to file an appeal to the U.S. Court of Appeals for the Second Circuit.
As a result of the damages verdict, we have recognized $450 million for the six months ended June 30, 2026, within Corporate expenses which represents our best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the Settlement with the United States and the Settling States or that the Company will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect the Company’s ability to operate our business or have a materially adverse impact on the Company’s financial results.
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
Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. In June 2026, the court granted the Company’s motion to compel arbitration in both matters and stayed both cases pending the conclusion of those proceedings. The Company believes it has substantial defenses to the claims alleged in these matters and will vigorously defend itself.
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
NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the six months ended June 30, 2026:

	Cash Flow Hedge	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2025	$3,872	$(118,744)	$(114,872)
Other comprehensive income (loss) before reclassifications	1,097	(23,050)	(21,953)
Amount reclassified from AOCI	(5,241)	—	(5,241)
Net other comprehensive loss	(4,144)	(23,050)	(27,194)
Balance at June 30, 2026	$(272)	$(141,794)	$(142,066)
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

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Weighted average common shares—basic	232,838,912	231,845,412	232,621,161	231,534,852
Effect of dilutive securities:
Stock options and restricted stock	1,971,925	2,572,016	—	2,930,952
Convertible senior notes	9,225,494	—	—	192,804
Weighted average common shares—diluted	244,036,331	234,417,428	232,621,161	234,658,608
The following table shows securities excluded from the calculation of diluted net income (loss) per common share because such securities are anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Restricted stock and deferred stock—unvested	696,934	1,188,300	3,171,415	1,188,300
Conversion shares related to the convertible senior notes	11,944,810	14,946,450	21,170,304	14,946,450
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	12,641,744	16,134,750	24,341,719	16,134,750
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

The following table presents the results of operations for our reportable segments for the three and six months ended June 30, 2026 and 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended June 30, 2026
Revenue	$6,444,351	$852,218	$382,969	$(12,680)	$—	$7,666,858
% of Consolidated Revenue	84.1%	11.1%	5.0%	(0.2)%
Other Segment Items	$6,134,797	$521,181	$126,119	$(7,010)	$74,759	$6,849,846
AOI	$309,554	$331,037	$256,850	$(5,670)	$(74,759)	$817,012
Intersegment revenue	$5,950	$6,730	$—	$(12,680)	$—	$—

Three Months Ended June 30, 2025
Revenue	$5,946,377	$742,696	$340,561	$(22,993)	$—	$7,006,641
% of Consolidated Revenue	84.9%	10.6%	4.9%	(0.4)%
Other Segment Items	$5,587,695	$452,603	$112,973	$(16,285)	$71,232	$6,208,218
AOI	$358,682	$290,093	$227,588	$(6,708)	$(71,232)	$798,423
Intersegment revenue	$17,257	$5,983	$(247)	$(22,993)	$—	$—

Six Months Ended June 30, 2026
Revenue	$9,219,877	$1,617,234	$641,562	$(18,786)	$—	$11,459,887
% of Consolidated Revenue	80.5%	14.1%	5.6%	(0.2)%
Other Segment Items	$8,907,436	$1,030,598	$220,160	$(9,003)	$122,705	$10,271,896
AOI	$312,441	$586,636	$421,402	$(9,783)	$(122,705)	$1,187,991
Intersegment revenue	$9,011	$9,775	$—	$(18,786)	$—	$—

Six Months Ended June 30, 2025
Revenue	$8,430,453	$1,437,368	$556,627	$(35,690)	$—	$10,388,758
% of Consolidated Revenue	81.1%	13.8%	5.4%	(0.3)%
Other Segment Items	$8,065,200	$894,216	$193,075	$(23,092)	$119,885	$9,249,284
AOI	$365,253	$543,152	$363,552	$(12,598)	$(119,885)	$1,139,474
Intersegment revenue	$25,464	$10,226	$—	$(35,690)	$—	$—

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
AOI	$817,012	$798,423	$1,187,991	$1,139,474
Acquisition expenses	30,901	79,133	100,325	108,890
Amortization of non-recoupable ticketing contract advances	22,220	20,721	48,240	45,443
Depreciation and amortization	188,459	159,025	357,755	308,480
Gain on sale of operating assets	(8,516)	(856)	(14,538)	(3,058)
Astroworld loss contingencies	—	(7,800)	—	(7,800)
Governmental Investigations and Litigation	—	—	450,000	—
Stock-based compensation expense	62,031	61,547	94,808	86,097
Operating income	$521,917	$486,653	$151,401	$601,422
Contract Advances
At June 30, 2026 and December 31, 2025, we had ticketing contract advances of $262.8 million and $298.7 million, respectively, recorded in prepaid expenses and $161.0 million and $155.7 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At June 30, 2026, we had contracted sponsorship agreements with terms greater than one year that had approximately $1.7 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 29%, 31%, 18% and 22% of this revenue in the remainder of 2026, 2027, 2028 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Concerts	$1,767,280	$1,532,258	$2,635,616	$2,214,108
Ticketing	84,381	74,744	151,279	140,663
Sponsorship & Advertising	14,425	19,405	42,195	75,655
	$1,866,086	$1,626,407	$2,829,090	$2,430,426

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

Executive Overview

The second quarter continued the robust trend we saw in the first quarter of 2026, with ongoing consumer demand for live experiences demonstrated in our year-over-year global ticket sales trends across all of our major markets and with double-digit growth for amphitheater, arena and stadium sales. Onsite spend is up across multiple markets and venue types, and our two newest amphitheaters are already among our top performers on premium spending. Finally, our lineup of amphitheater, arena and stadium shows for the remainder of the year is almost fully booked. These indicators, coupled with our current event-related deferred revenue balance of $6.4 billion as of June 30, 2026, which increased $1.3 billion or 25% compared to June 30, 2025, makes us optimistic for continued growth in the remainder of the year.
Our consolidated revenue for the second quarter of 2026 increased by 9% to $7.7 billion on a reported basis as compared to the same period last year. Two-thirds of the growth came from our Concerts segment as a result of increased fan count in our international markets and more arena activity globally. Revenues for both Ticketing and Sponsorship & Advertising grew by double digits in the second quarter, indicating strength across all three of our reporting segments. Our consolidated operating income for the quarter increased by $35.3 million, or 7%, from $486.7 million in the second quarter of 2025 to $521.9 million in the second quarter of 2026. AOI for the quarter grew by $18.6 million or 2%.
For the first six months of 2026, our consolidated revenue increased by $1.1 billion on a reported basis, or 10%, compared to the same period last year, from $10.4 billion to $11.5 billion. Our consolidated operating income was $151.4 million for the first six months of 2026, compared to $601.4 million for the first six months of 2025, a decrease of $450.0 million, or 75%. The decrease in operating income was primarily due to Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities. Consolidated AOI for the first six months increased by $48.5 million, or 4%, compared to the same period in 2025, from $1.1 billion to $1.2 billion.

Our Concerts segment’s revenue for the quarter increased by $498.0 million, or 8%, from $5.9 billion in the second quarter of 2025 to $6.4 billion in the second quarter of 2026. The overall number of events for the second quarter of 2026 was approximately 15,300, 7% higher than last year. The number of fans for the quarter grew by 4.5 million or 10%, from 44.2 million last year to 48.7 million this year. The fan count growth was driven by our international markets, particularly mainland Europe and South America. Stadium fans were down in North America but up in International while arena fans were up globally. Some of the notable acts touring in the second quarter included Bruno Mars, BTS, Bad Bunny and Harry Styles. Onsite spend in our large owned and operated amphitheaters grew by 10%, driven by higher food & beverage per caps. At our larger festivals, we saw strong growth in onsite spend with Governors Ball, Beyond Wonderland, Parklife and Isle of Wight all posting double digit gains over the prior year. Concerts AOI for the second quarter declined by $49.1 million or 14%, from $358.7 million in 2025 to $309.6 million in 2026. This was largely driven by the geographic mix of stadium shows as stadium activity for North America shifted from the second quarter to the third quarter of 2026 as a result of the FIFA World Cup. We also had higher fixed expenses attributable to pre-opening costs for venues opening in 2026 and beyond as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in our Sponsorship & Advertising segment.
As of June 30, 2026, our ticket sales for events playing off in calendar year 2026 are pacing up 11% compared to last year, while our event-related deferred revenue is our highest ever for the second quarter, up 25% year-over-year. The phasing of the event-related deferred revenue to be recognized in the second half of 2026 indicates more of it will be recognized in the fourth quarter of 2026 compared to the previous year. This is consistent with our operating metrics which point to a shift of activity from the third quarter to the fourth quarter of 2026. With both our ticket sales and deferred revenue up double-digits, we are confident that we are positioned for another record Concerts year.
For the first six months of 2026, our Concerts segment’s revenue grew $789.4 million compared to the same period in 2025, from $8.4 billion to $9.2 billion. Revenue growth resulted from approximately 1,000 additional shows in the first six months of 2026 compared to the same period in 2025. Concerts fan count for the first six months of 2026 was 72.5 million compared to 66.5 million for the same period in 2025, an improvement of 6.0 million fans or 9%. International fan count grew by 15% in the first six months of 2026 and accounted for almost 90% of our fan growth for the first six months of 2026. Arena fan count was the largest contributor, with growth in almost every one of our global markets. Concerts AOI for the first six months decreased by $52.8 million, or 14%, compared to the same period in 2025, from $365.3 million to $312.4 million. The decline was driven by geographic show mix, quarterly phasing, and the fixed cost drivers explained for the quarter. We are projecting the second half of the year to more than make up for this shortfall and we believe Concerts will end 2026 with double-digit AOI growth.
Our Ticketing segment’s revenue for the quarter increased by $109.5 million, or 15%, from $742.7 million in the second quarter of 2025 to $852.2 million in the second quarter of 2026. Consumer demand in our ticketing business is strong, particularly for concert events. Fee-bearing ticket sales grew from 83.3 million in the second quarter of 2025 to 90.1 million in the second quarter of 2026, an increase of 6.7 million tickets or 8%. Sales were up in both North America and in our international markets with concert events accounting for over 90% of the increase. GTV growth was even stronger as fee-bearing GTV grew from $9.1 billion in the second quarter of 2025 to $10.4 billion in the second quarter of 2026, up $1.3 billion or 15%. Again, concert activity drove almost the entire increase year-over-year. AOI increased from $290.1 million in the second quarter of 2025 to $331.0 million in the second quarter of 2026, up $40.9 million, or 14%.
Ticketing’s deferred tickets are up 10% year-over-year as of the end of the second quarter of 2026, and GTV associated with those deferred tickets is up 16%. As of June 30, 2026, our deferred service fee revenue to be recognized in future periods was also up double digits versus the prior year and was our highest Ticketing deferred service fee revenue ever.
For the first six months of 2026, our Ticketing segment’s revenue increased by $179.9 million, or 13%, compared to the same period in 2025, from $1.4 billion to $1.6 billion. Ticketing AOI for the first six months of 2026 increased by $43.5 million, or 8%, compared to the same period in 2025, from $543.2 million to $586.6 million. Through June 30, 2026, our fee-bearing ticket sales were 170.7 million tickets, an increase of 9.8 million tickets, or 6%, compared to the first six months of 2025. We have signed clients with approximately 16 million net new tickets so far this year, of which over 85% are in our international markets, which gives us confidence our ticketing platforms’ features and functionalities are continuing to compete effectively. Given the performance of our Ticketing segment in the first six months of 2026, we are anticipating mid-single digit AOI growth for the segment for the full year.
Our Sponsorship & Advertising segment’s revenue for the quarter increased by $42.4 million, or 12%, from $340.6 million in the second quarter of 2025 to $383.0 million in the second quarter of 2026. AOI for the quarter increased by $29.3 million, or 13%, from $227.6 million in the second quarter of 2025 to $256.9 million in the second quarter of 2026. Growth in the quarter was largely driven by new venue and festival deals across multiple markets in Europe as well as Latin America. This included newly acquired venues in Italy, Chile and Argentina.

For the first six months of 2026, our Sponsorship & Advertising segment’s revenue grew $84.9 million, or 15%, compared to the same period in 2025, from $556.6 million to $641.6 million. Sponsorship & Advertising AOI for the first six months increased by $57.9 million, or 16% compared to the same period in 2025, from $363.6 million to $421.4 million. The growth in revenue and AOI in the first six months of 2026 was driven by new venue and festival deals in Canada, Europe and Latin America, including growth driven by new venue and festival assets in those markets. Our committed sponsorship sales are up double-digits year-over-year and over 95% of our projected revenue for the year is accounted for, giving us confidence we will deliver double-digit AOI growth for the year once again in our Sponsorship & Advertising segment.
We are optimistic about the long-term potential of our Company and are focused on expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended June 30,				% Change
	2026			2025
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$7,666,858	$(77,299)	$7,589,559	$7,006,641	9%	8%
Operating expenses:
Direct operating expenses	5,724,216			5,210,756	10%
Selling, general and administrative expenses	1,134,965			1,003,344	13%
Depreciation and amortization	188,459			159,025	19%
Gain on disposal of operating assets	(8,516)			(856)	*
Corporate expenses	105,817			147,719	(28)%
Operating income	521,917	(12,907)	509,010	486,653	7%	5%
Operating margin	6.8%		6.7%	6.9%
Interest expense	97,230			72,048
Interest income	(42,709)			(37,893)
Equity in losses (earnings) of nonconsolidated affiliates	4,459			(4,268)
Other expense (income), net	(55,664)			36,380
Income before income taxes	518,601			420,386
Income tax expense	115,717			117,645
Net income	402,884			302,741
Net income attributable to noncontrolling interests	108,438			59,330
Net income attributable to common stockholders of Live Nation	$294,446			$243,411
___________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $660.2 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily due to increased revenue in our Concerts segment of $498.0 million, Ticketing segment of $109.5 million and Sponsorship & Advertising segment of $42.4 million, as further discussed within each segment’s operating results.
Operating income
Operating income increased $35.3 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily driven by increased operating income in our Ticketing segment of $35.3 million and Sponsorship & Advertising segment of $26.3 million as well as lower Corporate expenses due to certain acquisition expenses in the prior year. These were partially offset by decreased operating income in our Concerts segment of $70.2 million as further discussed within each segment’s operating results.
Interest expense
Interest expense increased $25.2 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily driven by the issuance of VenueCo notes in the current year.

Other expense (income), net
For the three months ended June 30, 2026, we had other income, net of $55.7 million, which primarily consisted of mark to market adjustments for certain investments held by noncontrolling interest partners of $60.3 million. For the three months ended June 30, 2025, we had other expense, net of $36.4 million, which primarily consisted of net foreign exchange rate losses of $27.2 million.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $49.1 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily due to a gain of $54.1 million for an investment held by a noncontrolling interest partner.
Consolidated Results of Operations
Six Months

	Six Months Ended June 30,				% Change
	2026			2025
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$11,459,887	$(198,460)	$11,261,427	$10,388,758	10%	8%
Operating expenses:
Direct operating expenses	8,202,674			7,465,693	10%
Selling, general and administrative expenses	2,096,484			1,782,266	18%
Depreciation and amortization	357,755			308,480	16%
Gain on disposal of operating assets	(14,538)			(3,058)	*
Corporate expenses	666,111			233,955	*
Operating income	151,401	(209)	151,192	601,422	(75)%	(75)%
Operating margin	1.3%		1.3%	5.8%
Interest expense	187,752			152,391
Interest income	(82,176)			(71,954)
Equity in losses (earnings) of nonconsolidated affiliates	7,342			(4,747)
Other expense (income), net	(68,015)			39,333
Income before income taxes	106,498			486,399
Income tax expense	83,632			137,356
Net income	22,866			349,043
Net income attributable to noncontrolling interests	117,524			82,429
Net income (loss) attributable to common stockholders of Live Nation	$(94,658)			$266,614
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $1.1 billion during the six months ended June 30, 2026 as compared to the same period of the prior year, driven by increased revenue in our Concerts segment of $789.4 million, Ticketing segment of $179.9 million and Sponsorship & Advertising segment of $84.9 million, as further discussed within each segment’s operating results.

Operating income
Operating income decreased $450.0 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily associated with Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities and decreased operating income in our Concerts segment of $100.3 million. These were partially offset by increased operating income in our Ticketing segment of $28.0 million and Sponsorship & Advertising segment of $51.8 million, as further discussed within each segment’s operating results.
Interest expense
Interest expense increased $35.4 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily driven by the issuance of VenueCo notes in the current year.
Other expense (income), net
For the six months ended June 30, 2026, we had other income, net of $68.0 million, which primarily consisted of mark to market adjustments for certain investments held by noncontrolling interest partners of $66.5 million. For the six months ended June 30, 2025, we had other expense, net of $39.3 million, which primarily consisted of net foreign exchange rate losses of $34.5 million.
Income tax expense
For the six months ended June 30, 2026, we recorded a net income tax expense of $83.6 million on pretax income of $106.5 million, compared to a net income tax expense of $137.4 million on pretax income of $486.4 million for the six months ended June 30, 2025. The net decrease in income tax expense of $53.7 million was primarily due to a decrease in pretax income in 2026 as compared to the same period of the prior year, partially offset by the nondeductible tax impact of the Governmental Investigations and Litigation accrual as discussed in Note 6 – Commitments and Contingent Liabilities.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $35.1 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to a gain of $54.1 million for an investment held by a noncontrolling interest partner.

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
The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating income	$521,917	$486,653	$151,401	$601,422
Acquisition expenses	30,901	79,133	100,325	108,890
Amortization of non-recoupable ticketing contract advances	22,220	20,721	48,240	45,443
Depreciation and amortization	188,459	159,025	357,755	308,480
Gain on sale of operating assets	(8,516)	(856)	(14,538)	(3,058)
Astroworld loss contingencies	—	(7,800)	—	(7,800)
Governmental Investigations and Litigation	—	—	450,000	—
Stock-based compensation expense	62,031	61,547	94,808	86,097
Consolidated AOI	$817,012	$798,423	$1,187,991	$1,139,474

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

Key Operating Metrics

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	9,473	9,024	16,354	16,089
International	5,785	5,268	10,300	9,498
Total estimated events	15,258	14,292	26,654	25,587
Estimated fans:
North America (2)	23,120	23,281	33,035	32,333
International	25,593	20,934	39,466	34,189
Total estimated fans	48,713	44,215	72,501	66,522
Ticketing (3)
Estimated number of fee-bearing tickets sold	90,051	83,349	170,655	160,844
Estimated number of non-fee-bearing tickets sold	71,468	72,412	148,396	150,037
Total estimated tickets sold	161,519	155,761	319,051	310,881
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$6,444,351	$5,946,377	8%	$9,219,877	$8,430,453	9%
Direct operating expenses	5,369,852	4,925,497	9%	7,532,644	6,916,984	9%
Selling, general and administrative expenses	810,586	708,364	14%	1,448,616	1,205,742	20%
Depreciation and amortization	138,439	109,160	27%	257,141	214,469	20%
Gain on disposal of operating assets	(8,555)	(855)	*	(14,570)	(3,053)	*
Operating income (loss)	$134,029	$204,211	(34)%	$(3,954)	$96,311	*
Operating margin	2.1%	3.4%		(0.04)%	1.1%
AOI	$309,554	$358,682	(14)%	$312,441	$365,253	(14%)
AOI margin	4.8%	6.0%		3.4%	4.3%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $498.0 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily due to fan count growth from more shows driven by our International markets, particularly mainland Europe and South America, as well as revenue of $30.3 million from newly opened venues. Concerts had incremental revenue of $109.1 million during the three months ended June 30, 2026 from acquisitions.
Operating results
Concerts AOI decreased $49.1 million and operating income decreased $70.2 million during the three months ended June 30, 2026 as compared to the same period of the prior year. The decrease in AOI was primarily driven by the geographic mix of stadium shows as stadium activity for North America shifted from the second quarter to the third quarter of 2026 as a result of the FIFA World Cup. We also had higher selling, general and administrative expenses attributable to pre-opening costs for venues opening in 2026 and beyond as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in our Sponsorship & Advertising segment. The remaining change in operating income outside of AOI of $21.1 million is primarily associated with higher depreciation and amortization expense of $29.3 million related to our ongoing venue build and upgrade program.
Six Months
Revenue
Concerts revenue increased $789.4 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to approximately 1,000 more shows driven by International fan count growth, particularly Arena fan count growth in almost every one of our global markets, as well as revenue of $36.9 million from newly opened venues. Concerts had incremental revenue of $288.6 million during the six months ended June 30, 2026 from acquisitions.
Operating results
Concerts AOI decreased $52.8 million and operating income decreased $100.3 million during the six months ended June 30, 2026 as compared to the same period of the prior year. The decrease in AOI was primarily driven by geographic show mix, quarterly phasing, and higher selling, general and administrative expenses attributable to pre-opening costs for venues opening in 2026 and beyond as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in our Sponsorship & Advertising segment. The remaining change in operating income outside of AOI of $47.5 million is primarily associated with higher depreciation and amortization expense of $42.7 million related to our ongoing venue build and upgrade program.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$852,218	$742,696	15%	$1,617,234	$1,437,368	13%
Direct operating expenses	293,770	236,509	24%	569,297	470,949	21%
Selling, general and administrative expenses	267,858	248,760	8%	540,789	487,713	11%
Depreciation and amortization	25,891	28,101	(8)%	53,986	53,538	1%
Loss (gain) on disposal of operating assets	39	(1)	*	32	(5)	*
Operating income	$264,660	$229,327	15%	$453,130	$425,173	7%
Operating margin	31.1%	30.9%		28.0%	29.6%
AOI	$331,037	$290,093	14%	$586,636	$543,152	8%
AOI margin	38.8%	39.1%		36.3%	37.8%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Ticketing revenue increased $109.5 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily due to higher primary ticket sales driven by more concert events in North America and international markets.
Operating results
Ticketing AOI increased $40.9 million and operating income increased $35.3 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily driven by higher revenue discussed above. This was partially offset by an increase in direct operating expenses due to greater ticket sales.
Six Months
Revenue
Ticketing revenue increased $179.9 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to higher primary ticket sales driven by more concert events in North America and international markets.
Operating results
Ticketing AOI increased $43.5 million and operating income increased $28.0 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily driven by higher revenue discussed above. This was partially offset by an increase in direct operating expenses due to greater ticket sales.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$382,969	$340,561	12%	$641,562	$556,627	15%
Direct operating expenses	73,191	68,046	8%	119,417	106,284	12%
Selling, general and administrative expenses	55,589	47,696	17%	105,995	91,719	16%
Depreciation and amortization	18,730	15,631	20%	35,601	29,865	19%
Operating income	$235,459	$209,188	13%	$380,549	$328,759	16%
Operating margin	61.5%	61.4%		59.3%	59.1%
AOI	$256,850	$227,588	13%	$421,402	$363,552	16%
AOI margin	67.1%	66.8%		65.7%	65.3%

Three Months
Revenue
Sponsorship & Advertising revenue increased $42.4 million during the three months ended June 30, 2026 as compared to the same period of the prior year primarily due to increased festival sponsorships as well as venue sponsorship deals across multiple markets in Europe and Latin America.
Operating results
Sponsorship & Advertising AOI increased $29.3 million and operating income increased $26.3 million during the three months ended June 30, 2026 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above.
Six Months
Revenue
Sponsorship & Advertising revenue increased $84.9 million during the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to increased festival sponsorships as well as venue sponsorship deals across multiple markets in Canada, Europe and Latin America. Sponsorship & Advertising had incremental revenue of $22.8 million during the six months ended June 30, 2026 from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $57.9 million and operating income increased $51.8 million during the six months ended June 30, 2026 as compared to the same period of the prior year. These increases were primarily due to increased revenues from sponsorship activity discussed above as well as incremental AOI of $21.7 million during the six months ended June 30, 2026 from acquisitions.

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
Our balance sheet reflects cash and cash equivalents of $9.1 billion and $7.1 billion and short-term investments of $65.6 million and $76.6 million at June 30, 2026 and December 31, 2025, respectively. Included in the June 30, 2026 and December 31, 2025 cash and cash equivalents balances are $1.9 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $5.9 billion in cash and cash equivalents, excluding client cash, at June 30, 2026. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $9.2 billion and $8.2 billion at June 30, 2026 and December 31, 2025, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at June 30, 2026, with approximately 85% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at June 30, 2026, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.7%.
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
VenueCo Financing
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
The interest rates per annum applicable to the revolving facilities and the delayed term loan A facility are, at our option, equal to either Term SOFR plus 1.50% or an adjusted base rate (as defined in the Credit Agreement) plus 0.50%, subject to two stepdowns based on our secured leverage ratio. The interest rates per annum applicable to the term loan B facility are, at our option, equal to either Term SOFR plus 2.00% or an adjusted base rate plus 1.00%. We have an interest rate swap agreement that ensures the interest rate on $500 million principal amount of our outstanding term loan B facility does not exceed 3.445% through October 2026.
We are required to pay a commitment fee equal to 0.35% per annum on the undrawn portion available under the revolving facilities and the delayed draw term loan A facility, and customary letter of credit fees, as necessary. Based on our outstanding letters of credit of $11.7 million, $1.69 billion was available for future borrowings from our revolving facilities as of June 30, 2026.
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

Debt Covenants
As of June 30, 2026, we believe we were in compliance with all of our debt covenants related to our corporate senior secured credit facility, senior secured notes, senior notes, convertible senior notes and VenueCo notes. We expect to remain in compliance with all of these covenants throughout 2026.
Uses of Cash
Acquisitions
During the six months ended June 30, 2026, we completed various acquisitions that resulted in cash paid, net of cash acquired of $242.6 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Revenue generating	$464,928	$370,967
Maintenance	64,094	49,091
Total capital expenditures	$529,022	$420,058
Revenue generating capital expenditures during the first six months of 2026 increased from the same period of the prior year primarily due to venue expansion and enhancements across the United States, Latin America and Europe.
We expect capital expenditures to be approximately $1.1 billion for the year ending December 31, 2026 with approximately 85% dedicated to revenue generating projects, including $800 million of spend relating to our venue expansion and enhancement plans. Approximately $200 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, sponsors, pre-selling certain premium rights and project-based debt.
Cash Flows

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$2,758,108	$1,544,722
Investing activities	$(877,209)	$(492,426)
Financing activities	$308,103	$(498,452)
Operating Activities
Cash provided by operating activities increased $1.2 billion for the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts partially offset by an overall decrease in net income and gains from mark-to-market of investments in nonconsolidated affiliates and crypto assets.

Investing Activities
Cash used in investing activities increased $384.8 million for the six months ended June 30, 2026 as compared to the same period of the prior year primarily due to an increase in acquisitions as well as purchases of property, plant and equipment for revenue generating capital expenditures. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.

Financing Activities
Cash provided by financing activities for the six months ended June 30, 2026 was $308.1 million compared to cash used in financing activities for the six months ended June 30, 2025 of $498.5 million primarily due to higher debt proceeds from the issuance of VenueCo notes as well as higher payments on debt.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the three and six months ended June 30, 2026 and 2025. Our foreign operations reported an operating income of $4.4 million for the six months ended June 30, 2026. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the six months ended June 30, 2026 by $0.4 million. As of June 30, 2026, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At June 30, 2026, we had forward currency contracts outstanding with an aggregate notional amount of $735.0 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $9.3 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of June 30, 2026. Of the total amount, we had $7.9 billion of fixed-rate debt and $1.4 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of June 30, 2026, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $3.4 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of June 30, 2026 with no subsequent change in rates for the remainder of the period.
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
There have been no changes to our critical accounting policies during the six months ended June 30, 2026.

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
Based on their evaluation as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
April 2026	24,932	$163.65
May 2026	69,816	$167.43
June 2026	2,559	$160.94
	97,307

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended June 30, 2026.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1	Note Purchase Agreement, dated as of April 30, 2026 by Live Nation VenueCo, LLC, as Group Representative and HSBC Bank USA National Association, as collateral agent.					X
10.2
Master Trust Indenture, dated as of April 30, 2026, among the Initial Members of the Obligated Group identified therein, Live Nation VenueCo, LLC, as Group Representative, Mount Street Mortgage Servicing Limited, as Master Trustee and Master Servicer, HSBC Bank USA National Association, as Depository, and Dutch Elective Venue Unit.
X
10.3
First Supplemental Master Indenture, entered into as of May 8, 2026, among the Initial Members of the Obligated Group identified therein, Live Nation VenueCo, LLC, as Group Representative, Mount Street Mortgage Servicing Limited, as Master Trustee and Master Servicer, HSBC Bank USA National Association, as Depository, and Dutch Elective Venue Unit.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 30, 2026.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)