Form 10-Q
period 2026-09-30
Live Nation Entertainment, Inc.
filed 2026-11-05
CIK 1335258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________
Form 10-Q
____________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒
On October 29, 2026, there were 235,696,543 outstanding shares of the registrant’s common stock, $0.01 par value per share, including 2,439,425 shares of unvested restricted stock awards and excluding 574,131 shares held in treasury.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2026	December 31, 2025
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$8,257,468	$7,094,200
Accounts receivable, less allowance of $100,735 and $73,912, respectively	3,289,064	2,009,055
Prepaid expenses	2,205,755	1,453,732
Other current assets	504,957	417,405
Total current assets	14,257,244	10,974,392
Property, plant and equipment, net	4,313,065	3,415,771
Operating lease assets	1,905,179	1,869,753
Intangible assets
Definite-lived intangible assets, net	1,302,144	1,078,453
Indefinite-lived intangible assets, net	368,971	369,015
Goodwill	3,314,621	2,889,178
Long-term advances	549,650	631,071
Other long-term assets	1,885,029	1,684,900
Total assets	$27,895,903	$22,912,533
LIABILITIES AND EQUITY
Current liabilities
Accounts payable, client accounts	$3,189,182	$1,941,389
Accrued expenses and accounts payable	5,268,284	3,555,811
Deferred revenue	4,413,583	4,461,959
Current portion of long-term debt, net	1,860,111	587,630
Other current liabilities	253,103	482,061
Total current liabilities	14,984,263	11,028,850
Long-term debt, net	7,889,481	7,612,018
Long-term operating lease liabilities	2,155,584	2,036,974
Other long-term liabilities	532,234	415,844
Commitments and contingent liabilities (see Note 6)
Redeemable noncontrolling interests	1,146,991	924,472
Stockholders' equity
Common stock	2,338	2,328
Additional paid-in capital	1,346,107	1,455,925
Accumulated deficit	(688,801)	(1,041,978)
Cost of shares held in treasury	(30,396)	(30,396)
Accumulated other comprehensive loss	(172,432)	(114,872)
Total Live Nation stockholders' equity	456,816	271,007
Noncontrolling interests	730,534	623,368
Total equity	1,187,350	894,375
Total liabilities and equity	$27,895,903	$22,912,533
See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands except share and per share data)
Revenue	$10,105,035	$8,499,143	$21,564,922	$18,887,901
Operating expenses:
Direct operating expenses	7,747,178	6,437,700	15,949,852	13,903,393
Selling, general and administrative expenses	1,161,352	1,008,038	3,257,836	2,790,304
Depreciation and amortization	183,315	165,600	541,070	474,080
Loss (gain) on disposal of operating assets	7,351	(14,851)	(7,187)	(17,909)
Corporate expenses	113,886	110,205	779,997	344,160
Operating income	891,953	792,451	1,043,354	1,393,873
Interest expense	102,114	80,291	289,866	232,682
Interest income	(40,433)	(36,659)	(122,609)	(108,613)
Equity in losses of nonconsolidated affiliates	3,875	5,209	11,217	462
Other expense (income), net	1,479	13,792	(66,536)	53,125
Income before income taxes	824,918	729,818	931,416	1,216,217
Income tax expense	258,043	251,840	341,675	389,196
Net income	566,875	477,978	589,741	827,021
Net income attributable to noncontrolling interests	119,040	46,520	236,564	128,949
Net income attributable to common stockholders of Live Nation	$447,835	$431,458	$353,177	$698,072

Basic net income per common share available to common stockholders of Live Nation	$1.74	$0.74	$0.96	$0.83
Diluted net income per common share available to common stockholders of Live Nation	$1.69	$0.73	$0.95	$0.82

Weighted average common shares outstanding:
Basic	233,111,862	232,043,356	232,786,526	231,706,216
Diluted	256,374,955	234,752,332	235,070,799	234,725,805

Reconciliation to net income available to common stockholders of Live Nation:
Net income attributable to common stockholders of Live Nation	$447,835	$431,458	$353,177	$698,072
Accretion of redeemable noncontrolling interests	(42,599)	(259,850)	(130,422)	(505,745)
Net income available to common stockholders of Live Nation—basic	$405,236	$171,608	$222,755	$192,327
Convertible debt interest, net of tax	27,498	—	—	—
Net income available to common stockholders of Live Nation—diluted	$432,734	$171,608	$222,755	$192,327

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$566,875	$477,978	$589,741	$827,021
Other comprehensive income, net of tax:
Unrealized gain (loss) on cash flow hedge	(100)	427	997	(826)
Realized gain on cash flow hedge	(2,601)	(3,467)	(7,842)	(10,363)
Foreign currency translation adjustments	(27,665)	(3,405)	(50,715)	187,410
Comprehensive income	536,509	471,533	532,181	1,003,242
Comprehensive income attributable to noncontrolling interests	119,040	46,520	236,564	128,949
Comprehensive income attributable to common stockholders of Live Nation	$417,469	$425,013	$295,617	$874,293

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at June 30, 2026	233,527,654	$2,335	$1,389,093	$(1,136,636)	$(30,396)	$(142,066)	$673,233	$755,563	$1,063,602
Non-cash and stock-based compensation	—	—	45,453	—	—	—	—	45,453	—
Common stock issued under stock plans, net of shares withheld for employee taxes	299,647	3	(44,892)	—	—	—	—	(44,889)	—
Exercise of stock options	3,948	—	172	—	—	—	—	172	—
Acquisitions	—	—	—	—	—	—	8,983	8,983	26,539
Purchases of noncontrolling interests	—	—	(2,580)	—	—	—	(1,811)	(4,391)	(18)
Redeemable noncontrolling interests fair value adjustments	—	—	(41,139)	—	—	—	—	(41,139)	41,069
Contributions received	—	—	—	—	—	—	(2,748)	(2,748)	(1,705)
Cash distributions	—	—	—	—	—	—	(47,797)	(47,797)	746
Other	—	—	—	—	—	—	1,335	1,335	(2,943)
Comprehensive income (loss):
Net income	—	—	—	447,835	—	—	99,339	547,174	19,701
Unrealized loss on cash flow hedge	—	—	—	—	—	(100)	—	(100)	—
Realized gain on cash flow hedge	—	—	—	—	—	(2,601)	—	(2,601)	—
Foreign currency translation adjustments	—	—	—	—	—	(27,665)	—	(27,665)	—
Balances at September 30, 2026	233,831,249	$2,338	$1,346,107	$(688,801)	$(30,396)	$(172,432)	$730,534	$1,187,350	$1,146,991

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Live Nation Stockholders’ Equity
	Common Shares Issued	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Cost of Shares Held in Treasury	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
	(in thousands, except share data)								(in thousands)
Balances at December 31, 2025	232,837,623	$2,328	$1,455,925	$(1,041,978)	$(30,396)	$(114,872)	$623,368	$894,375	$924,472
Non-cash and stock-based compensation	—	—	144,337	—	—	—	—	144,337	—
Common stock issued under stock plans, net of shares withheld for employee taxes	818,122	8	(109,008)	—	—	—	—	(109,000)	—
Exercise of stock options	175,504	2	5,227	—	—	—	—	5,229	—
Acquisitions	—	—	—	—	—	—	59,429	59,429	124,545
Purchases of noncontrolling interests	—	—	(17,346)	—	—	—	4,802	(12,544)	(12,978)
Redeemable noncontrolling interests fair value adjustments	—	—	(133,028)	—	—	—	—	(133,028)	132,958
Contributions received	—	—	—	—	—	—	25,081	25,081	(1,705)
Cash distributions	—	—	—	—	—	—	(169,090)	(169,090)	(66,696)
Other	—	—	—	—	—	—	(7,261)	(7,261)	4,036
Comprehensive income (loss):
Net income	—	—	—	353,177	—	—	194,205	547,382	42,359
Unrealized gain on cash flow hedge	—	—	—	—	—	997	—	997	—
Realized gain on cash flow hedge	—	—	—	—	—	(7,842)	—	(7,842)	—
Foreign currency translation adjustments	—	—	—	—	—	(50,715)	—	(50,715)	—
Balances at September 30, 2026	233,831,249	$2,338	$1,346,107	$(688,801)	$(30,396)	$(172,432)	$730,534	$1,187,350	$1,146,991

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

See Notes to Consolidated Financial Statements

LIVE NATION ENTERTAINMENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$589,741	$827,021
Reconciling items:
Depreciation	331,641	281,122
Amortization of definite-lived intangibles	209,429	192,958
Amortization of non-recoupable ticketing contract advances	65,116	61,971
Deferred income taxes	137,579	69,419
Amortization of debt issuance costs and discounts	17,455	13,392
Stock-based compensation expense	142,151	126,912
Unrealized changes in fair value of contingent consideration	11,050	17,012
Equity in losses of nonconsolidated affiliates, net of distributions	15,939	16,525
Provision for uncollectible accounts receivable	30,850	19,385
Loss (gain) on sale of operating and fixed assets	1,852	(19,390)
Gain on mark-to-market of investments in nonconsolidated affiliates and crypto assets	(64,953)	(10,341)
Loss (gain) on forward currency exchange contracts	(559)	13,280
Other, net	(11,061)	(20,704)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Increase in accounts receivable	(1,230,524)	(753,810)
Increase in prepaid expenses and other assets	(718,035)	(401,117)
Increase in accrued expenses, accounts payable and other liabilities	2,752,462	1,019,909
Decrease in deferred revenue	(179,713)	(4,498)
Net cash provided by operating activities	2,100,420	1,449,046
CASH FLOWS FROM INVESTING ACTIVITIES
Advances of notes receivable	(22,070)	(58,543)
Collections of notes receivable	10,489	21,600
Disposal of operating assets, net of cash sold	8,160	25,232
Investments made in nonconsolidated affiliates	(57,450)	(29,225)
Purchases of property, plant and equipment	(801,790)	(709,797)
Cash paid for acquisition of right-of-use assets	(47,592)	(20,800)
Cash paid for acquisitions, net of cash acquired	(572,326)	(68,334)
Cash paid for acquisition of intangible rights	(18,910)	(6,182)
Proceeds from sale of intangible assets	—	20,040
Other, net	3,099	(6,758)
Net cash used in investing activities	(1,498,390)	(832,767)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt, net of debt issuance costs	1,625,019	948,154
Payments on debt including extinguishment costs	(257,214)	(110,526)
Contributions from noncontrolling interests	23,376	14,002
Distributions to noncontrolling interests	(206,868)	(196,799)
Purchases of noncontrolling interests, net of sales	(251,935)	(851,183)
Proceeds from exercise of stock options	5,229	5,054
Taxes paid for net share settlement of equity awards	(109,000)	(119,666)
Payments for deferred and contingent consideration	(46,900)	(10,984)
Other, net	(1,523)	(832)
Net cash provided by (used in) financing activities	780,184	(322,780)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(125,513)	363,479
Net increase in cash, cash equivalents and restricted cash	1,256,701	656,978
Cash, cash equivalents and restricted cash at beginning of period	7,106,986	6,106,109
Cash, cash equivalents and restricted cash at end of period	$8,363,687	$6,763,087
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
As of September 30, 2026 and December 31, 2025, excluding intercompany balances and allocated goodwill and intangible assets, there were approximately $908.7 million and $941.4 million of assets and $841.5 million and $875.4 million of liabilities, respectively, related to VIEs included in our balance sheets. Our VIEs are not significant on an individual or aggregate basis.
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

Restricted cash primarily consists of cash held in escrow accounts to fund debt service requirements, and capital improvements of certain leased or operated venues, as required by the underlying agreements. As of September 30, 2026 and December 31, 2025, we had restricted cash of $106.2 million and $12.8 million, respectively, included in other current assets on our consolidated balance sheets.
Included in the September 30, 2026 and December 31, 2025 cash and cash equivalents balance is $2.7 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges (“client cash”), which amounts are to be remitted to these clients. These amounts due to our clients are included in accounts payable, client accounts.
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
In September 2025, the FASB issued ASU 2025-07, “Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract,” which expands Topic 815 scope exceptions to include contracts for which settlement is based on operations or activities specific to one of the parties to the contract. This guidance also clarifies how Topic 606 applies for share-based payments received as noncash consideration from customers. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted and is to be applied either prospectively to new contracts entered into on or after the date of adoption, or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. We are currently evaluating the impact of adopting this guidance but we do not expect the adoption to have a material impact on our consolidated financial statements.

NOTE 2—LONG-LIVED ASSETS, INTANGIBLES, AND GOODWILL
Property, Plant and Equipment, Net
Property, plant and equipment includes expenditures for the construction of new venues, major renovations to existing buildings or buildings that are being added to our venue network, the development of new ticketing tools and technology enhancements, along with the renewal and improvement of existing venues and technology systems, web development and administrative offices. For certain projects with significant expected costs and an extended construction period, we capitalize interest. Capitalized interest for the three months ended September 30, 2026 and 2025 was $8.6 million and $5.6 million, respectively and for the nine months ended September 30, 2026 and 2025 was $21.6 million and $12.0 million, respectively.
Property, plant and equipment, net consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Land, buildings and improvements	$3,771,001	$2,873,491
Computer equipment and capitalized software	806,039	815,403
Furniture and other equipment	1,113,710	952,651
Construction in progress	868,281	830,878
Property, plant and equipment, gross	6,559,031	5,472,423
Less: accumulated depreciation	2,245,966	2,056,652
Property, plant and equipment, net	$4,313,065	$3,415,771
Definite-lived Intangible Assets
The following table presents the changes in the gross carrying amount and accumulated amortization of definite-lived intangible assets for the nine months ended September 30, 2026:

	Revenue- generating contracts	Client / vendor relationships	Venue management	Trademarks and naming rights	Technology and other (1)	Total
	(in thousands)
Balance as of December 31, 2025:
Gross carrying amount	$786,202	$731,488	$242,430	$103,289	$51,406	$1,914,815
Accumulated amortization	(335,483)	(334,693)	(91,472)	(52,658)	(22,056)	(836,362)
Net	450,719	396,795	150,958	50,631	29,350	1,078,453
Gross carrying amount:
Acquisitions and additions current year	138,682	115,614	174,306	—	10,144	438,746
Acquisitions and additions prior year	(24)	1,015	(559)	—	1,933	2,365
Dispositions	(9,274)	—	—	—	—	(9,274)
Foreign exchange	(256)	(5,780)	(2,263)	503	83	(7,713)
Other (2)	(45,354)	(40,331)	(9,765)	(611)	(22,286)	(118,347)
Net change	83,774	70,518	161,719	(108)	(10,126)	305,777
Accumulated amortization:
Amortization	(76,340)	(93,692)	(23,665)	(9,154)	(6,578)	(209,429)
Dispositions	3,993	—	—	—	—	3,993
Foreign exchange	2,670	4,502	1,067	(236)	9	8,012
Other (2)	45,299	40,370	9,634	620	19,415	115,338
Net change	(24,378)	(48,820)	(12,964)	(8,770)	12,846	(82,086)
Balance as of September 30, 2026:
Gross carrying amount	869,976	802,006	404,149	103,181	41,280	2,220,592
Accumulated amortization	(359,861)	(383,513)	(104,436)	(61,428)	(9,210)	(918,448)
Net	$510,115	$418,493	$299,713	$41,753	$32,070	$1,302,144
__________________
(1) Other primarily includes crypto assets.
(2) Other primarily includes netdowns of fully amortized or impaired assets as well as mark-to-market adjustments of crypto assets.

Included in the current year acquisitions amounts above are definite-lived intangible assets primarily associated with the acquisitions of a venue and a concert promotion business, both located in Latin America, and an artist management business located in the United States and a venue located in Europe, as further discussed below.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including intangible assets and our allocation between segments.
The 2026 acquisitions and additions to definite-lived intangible assets had weighted-average lives as follows:

Weighted-Average Life (years)
Revenue-generating contracts	8
Client/vendor relationships	5
Venue management	16
Technology	5
All categories	10
Amortization of definite-lived intangible assets for the three months ended September 30, 2026 and 2025 was $72.7 million and $68.3 million, respectively and for the nine months ended September 30, 2026 and 2025 was $209.4 million and $193.0 million, respectively. As acquisitions and dispositions occur in the future and the valuations of intangible assets for recent acquisitions are completed, amortization expense may vary.
Goodwill
The following table presents the changes in the carrying amount of goodwill in each of our reportable segments for the nine months ended September 30, 2026:

	Concerts	Ticketing	Sponsorship & Advertising	Total
	(in thousands)
Balance as of December 31, 2025:
Goodwill	$1,615,188	$1,014,580	$694,773	$3,324,541
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	1,179,825	1,014,580	694,773	2,889,178
Acquisitions—current year	326,937	16,377	127,470	470,784
Acquisitions—prior year	635	(144)	—	491
Dispositions	(26,549)	—	—	(26,549)
Foreign exchange	(11,521)	(3,577)	(4,185)	(19,283)
Balance as of September 30, 2026:
Goodwill	1,904,690	1,027,236	818,058	3,749,984
Accumulated impairment losses	(435,363)	—	—	(435,363)
Net	$1,469,327	$1,027,236	$818,058	$3,314,621
Included in the current year acquisitions amounts above are goodwill primarily associated with the acquisitions of venues located in Latin America and Europe, as further discussed below.
We are in various stages of finalizing our acquisition accounting for recent acquisitions, which may include the use of external valuation consultants, and the completion of this accounting could result in a change to the associated purchase price allocations, including goodwill and our allocation between segments.
Investments in Nonconsolidated Affiliates
At September 30, 2026 and December 31, 2025, we had investments in nonconsolidated affiliates of $710.1 million and $515.6 million, respectively, included in other long-term assets on our consolidated balance sheets.

Acquisition
On September 30, 2026, we completed our acquisition of 100% of Plenitude Arena in Europe for total consideration of $532.5 million, consisting primarily of cash. This acquisition was accounted for as a business combination under the acquisition method of accounting. We are in the process of completing our purchase accounting in accordance with GAAP, whereby the purchase price is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. We financed the acquisition in part with $453.8 million drawn from our multicurrency revolving credit facility, as discussed in Note 4 – Long-Term Debt. Preliminary balances include $246.6 million of goodwill, primarily in our Concerts reporting segment, as well as $236.4 million of property, plant and equipment and $153.5 million of definite-lived intangible assets. The purchase accounting is considered preliminary and is subject to revision based on final determinations of fair value and allocations of purchase price to the identifiable assets and liabilities acquired.
NOTE 3—LEASES
The significant components of operating lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease expense	$79,031	$73,558	$236,031	$220,743
Variable and short-term lease expense	80,758	83,003	173,033	157,943
Sublease income	(1,865)	(1,972)	(5,494)	(5,319)
Net lease expense	$157,924	$154,589	$403,570	$373,367
Many of our leases contain contingent rent obligations based on revenue, tickets sold or other variables. Contingent rent obligations, including those related to subsequent changes in the prevailing index or market rate after lease inception, are not included in the initial measurement of the lease asset or liability, but are recorded as rent expense in the period that the contingency is resolved.
Supplemental cash flow information for our operating leases is as follows:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities	$230,790	$176,531
Lease assets obtained in exchange for lease obligations, net of terminations	$238,048	$234,390
As of September 30, 2026, we have additional operating leases that have not yet commenced, with total lease payments of $819.7 million. These operating leases, which are not included on our consolidated balance sheets, have commencement dates ranging from November 2026 to June 2030 to correlate with the completion of construction activities by the lessor with lease terms ranging from 5 to 49 years.

NOTE 4—LONG-TERM DEBT
Long-term debt, which includes finance leases, consisted of the following:

	September 30, 2026	December 31, 2025
	(in thousands)
Senior Secured Credit Facility:
Term loan B	$1,290,250	$1,300,000
Multicurrency revolving credit facility	453,756	—
6.500% Senior Secured Notes due 2027	1,200,000	1,200,000
3.750% Senior Secured Notes due 2028	500,000	500,000
4.750% Senior Notes due 2027	950,000	950,000
3.125% Convertible Senior Notes due 2029	999,956	999,958
2.875% Convertible Senior Notes due 2030	1,100,000	1,100,000
2.875% Convertible Senior Notes due 2031	1,400,000	1,400,000
VenueCo Notes	691,978	—
Other debt	1,241,107	818,701
Total principal amount	9,827,047	8,268,659
Less: unamortized discounts and debt issuance costs	(77,455)	(69,011)
Total debt, net of unamortized discounts and debt issuance costs	9,749,592	8,199,648
Less: current portion (1)	1,860,111	587,630
Total long-term debt, net	$7,889,481	$7,612,018
__________
(1)
As of September 30, 2026, the current portion includes the full principal amount of the 3.125% convertible senior notes due 2029 (the “2029 Notes”) as, in accordance with the 2029 Notes indenture, the closing price of our common stock achieved specified targets during the three months ended September 30, 2026, which gives the holders of the 2029 Notes the option to surrender all or any portion of the 2029 Notes. The Company can elect to settle any surrendered 2029 Notes with common stock and/or cash. The surrender window is currently from October 1, 2026 through December 31, 2026 and may be extended at each quarter end thereafter depending on our future stock price.

All debt without a stated maturity date is considered current and is reflected as maturing in the earliest period shown in the table above. See Note 5 – Fair Value Measurements for discussion of the fair value measurement of our debt.
Other Debt
As of September 30, 2026, other debt includes $533.6 million outstanding under a cash pool revolving facility as well as finance leases of $90.5 million primarily related to a venue in the United States. Certain of our subsidiaries participate in cash pooling arrangements to help manage global liquidity requirements.
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
The Notes are secured by, among other things, the real property and related personal property comprising the following venues: Ruoff Music Center (Noblesville, IN); Credit Union 1 Amphitheatre (Tinley Park, IL); Ziggo Dome (Amsterdam, Netherlands); and 3Arena (Dublin, Ireland) (the “Venues”), together with the monthly current and deferred revenue from the Venues after deduction of operating expenses (“Pledged Revenue”). The Pledged Revenue (other than deferred revenue, to the extent not yet released) are applied towards payment of agreed fees and expenses and agreed reserve accounts for debt service and for the operation, maintenance and capital expenditures associated with the Venues. Only if all the foregoing reserve accounts are fully funded, no event of default exists, and the Venues meet specified minimum historical and projected senior and combined debt service coverage ratios (collectively, “Release Conditions”) may cash be allocated to subordinated indebtedness and distributed to VenueCo and then, through various distributions or intercompany loans, potentially to the Company. As of September 30, 2026, we had restricted cash of $88.4 million due to the VenueCo Note Purchase Agreement included in other current assets on our consolidated balance sheets.
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
Senior Secured Credit Facility
On September 25, 2026, we drew down $453.8 million from our multicurrency revolving credit facility to finance the acquisition of Plenitude Arena in Europe as discussed in Note 2 – Long-Lived Assets, Intangibles, and Goodwill.

NOTE 5—FAIR VALUE MEASUREMENTS
Recurring

The following table shows the fair value of our significant financial assets that are required to be measured at fair value on a recurring basis.

	Estimated Fair Value
	September 30, 2026			December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
	(in thousands)
Assets:
Short-term investments	$69,091	$—	$69,091	$76,550	$—	$76,550
Crypto assets	3,326	—	3,326	6,249	—	$6,249
Interest rate swaps	—	1,739	1,739	—	9,672	$9,672
Total	$72,417	$1,739	$74,156	$82,799	$9,672	$92,471

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
For the nine months ended September 30, 2026, we recorded a gain of $46.5 million within Other Expense (Income) for an investment held by a noncontrolling interest partner. To calculate the gain on the investment, we measured the fair value using a quoted price for the investment in an active market, which is considered Level 1 inputs.
Our outstanding debt held by third-party financial institutions is carried at cost, adjusted for any discounts or debt issuance costs. Our debt is not publicly traded and the carrying amounts typically approximate fair value for debt that accrues interest at a variable rate, which are considered to be Level 2 inputs as defined in the FASB guidance.
The following table presents the estimated fair values of our senior secured notes, senior notes and convertible senior notes:

	Estimated Fair Value at
	September 30, 2026	December 31, 2025
	Level 2
	(in thousands)
6.5% Senior Secured Notes due 2027	$1,201,176	$1,211,148
3.75% Senior Secured Notes due 2028	$486,465	$492,740
4.75% Senior Notes due 2027	$938,638	$952,765
3.125% Convertible Senior Notes due 2029	$1,638,438	$1,456,399
2.875% Convertible Senior Notes due 2030	$1,211,683	$1,161,182
2.875% Convertible Senior Notes due 2031	$1,432,704	$1,379,560

The estimated fair value of our third-party fixed-rate debt is based on quoted market prices in active markets for the same or similar debt, which are considered to be Level 2 inputs.

NOTE 6—COMMITMENTS AND CONTINGENT LIABILITIES
Litigation
Governmental Investigations and Litigation
Department of Justice Settlement and Litigating States Trial
In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs. The Complaint requested various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by the Company, cancellation of certain ticketing contracts, enjoining the Company from engaging in anticompetitive practices, and other forms of relief. Twenty-five states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices. In the fall of 2025, the Company filed a motion for summary judgment. In February 2026, the Court granted the motion in part and denied the motion in part.
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
After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the Litigating States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws. In July 2026, the Court heard argument on the Company’s motions for judgment as a matter of law and for a new trial, through which the Company is seeking to overturn the jury verdict and address other legal and evidentiary issues. Those motions are still pending.
The Company believes the jury verdict and damages award are legally infirm in a number of respects, many of which it had raised in a pre-verdict motion for judgment as a matter of law. The Company raised those issues and others in post-trial motions at the district court. As needed and in due course, the Company intends to file an appeal to the U.S. Court of Appeals for the Second Circuit.
As a result of the damages verdict, we have recognized $450 million for the nine months ended September 30, 2026, within Corporate expenses which represents our best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the Settlement with the United States and the Settling States or that the Company will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect the Company’s ability to operate our business or have a materially adverse impact on the Company’s financial results.
Federal Trade Commission Complaint
In September 2025, the United States Federal Trade Commission (the “FTC”), joined by the attorneys general of seven states, filed a lawsuit against Live Nation Entertainment, Inc. and Ticketmaster L.L.C. in the Central District of California. The plaintiffs allege that Live Nation and Ticketmaster advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs also allege that the Company violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes. The plaintiffs seek injunctive relief, statutory penalties and restitution for consumers. The Company filed a motion to dismiss the complaint in January 2026, which was denied in September 2026.

Based on information presently known to management, we do not believe that a loss is probable of occurring at this time, and considerable uncertainty exists regarding the monetary penalties or other relief that the FTC could obtain in litigation. The Company will vigorously defend itself.
Antitrust Litigation
The Company is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, the Company filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. A consumer class was certified in December 2025.
Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. In June 2026, the court granted the Company’s motion to compel arbitration in both matters and stayed both cases pending the conclusion of those proceedings. In July 2026, the plaintiff in the Jacobson matter filed a motion for reconsideration of the Court’s order, which was denied in October 2026. In August 2026, the plaintiffs in the In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation matter filed a writ of mandamus asking the Second Circuit to vacate the district court’s ruling. The Company believes it has substantial defenses to the claims alleged in these matters and will vigorously defend itself.
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
NOTE 7—EQUITY
Accumulated Other Comprehensive Income (Loss)
The following table presents changes in the components of AOCI, net of taxes, for the nine months ended September 30, 2026:

	Cash Flow Hedge	Cumulative Foreign Currency Translation Adjustments	Total
	(in thousands)
Balance at December 31, 2025	$3,872	$(118,744)	$(114,872)
Other comprehensive income (loss) before reclassifications	997	(50,715)	(49,718)
Amount reclassified from AOCI	(7,842)	—	(7,842)
Net other comprehensive loss	(6,845)	(50,715)	(57,560)
Balance at September 30, 2026	$(2,973)	$(169,459)	$(172,432)
Earnings Per Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. The calculation of diluted net income per common share includes the effects of the assumed exercise of any outstanding stock options at the beginning of the period, the assumed vesting of shares of restricted and deferred stock awards and the assumed conversion of our convertible senior notes, where dilutive.

The following table sets forth the computation of weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Weighted average common shares—basic	233,111,862	232,043,356	232,786,526	231,706,216
Effect of dilutive securities:
Stock options and restricted stock	2,092,789	2,708,976	2,284,273	2,891,759
Convertible senior notes	21,170,304	—	—	127,830
Weighted average common shares—diluted	256,374,955	234,752,332	235,070,799	234,725,805
The following table shows securities excluded from the calculation of diluted net income per common share because such securities are anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Restricted stock and deferred stock—unvested	569,839	549,099	589,249	549,539
Conversion shares related to the convertible senior notes	—	14,946,450	21,170,304	14,946,450
Number of anti-dilutive potentially issuable shares excluded from diluted common shares outstanding	569,839	15,495,549	21,759,553	15,495,989
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

The following table presents the results of operations for our reportable segments for the three and nine months ended September 30, 2026 and 2025:

	Concerts	Ticketing	Sponsorship & Advertising	Other & Eliminations	Corporate	Consolidated
	(in thousands)
Three Months Ended September 30, 2026
Revenue	$8,746,446	$870,273	$505,667	$(17,351)	$—	$10,105,035
% of Consolidated Revenue	86.6%	8.6%	5.0%	(0.2)%
Other Segment Items	$8,143,579	$554,541	$155,443	$(13,168)	$85,328	$8,925,723
AOI	$602,867	$315,732	$350,224	$(4,183)	$(85,328)	$1,179,312
Intersegment revenue	$10,208	$7,143	$—	$(17,351)	$—	$—

Three Months Ended September 30, 2025
Revenue	$7,282,473	$797,572	$442,689	$(23,591)	$—	$8,499,143
% of Consolidated Revenue	85.7%	9.4%	5.2%	(0.3)%
Other Segment Items	$6,768,306	$511,623	$129,617	$(17,420)	$74,044	$7,466,170
AOI	$514,167	$285,949	$313,072	$(6,171)	$(74,044)	$1,032,973
Intersegment revenue	$12,727	$7,211	$3,653	$(23,591)	$—	$—

Nine Months Ended September 30, 2026
Revenue	$17,966,323	$2,487,507	$1,147,229	$(36,137)	$—	$21,564,922
% of Consolidated Revenue	83.3%	11.5%	5.3%	(0.1)%
Other Segment Items	$17,051,015	$1,585,139	$375,604	$(22,172)	$208,033	$19,197,619
AOI	$915,308	$902,368	$771,625	$(13,965)	$(208,033)	$2,367,303
Intersegment revenue	$19,219	$16,918	$—	$(36,137)	$—	$—

Nine Months Ended September 30, 2025
Revenue	$15,712,926	$2,234,940	$999,316	$(59,281)	$—	$18,887,901
% of Consolidated Revenue	83.2%	11.8%	5.3%	(0.3)%
Other Segment Items	$14,833,506	$1,405,839	$322,692	$(40,512)	$193,929	$16,715,454
AOI	$879,420	$829,101	$676,624	$(18,769)	$(193,929)	$2,172,447
Intersegment revenue	$38,191	$17,437	$3,653	$(59,281)	$—	$—

The following table sets forth the reconciliation of consolidated AOI to operating income for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
AOI	$1,179,312	$1,032,973	$2,367,303	$2,172,447
Acquisition expenses	32,474	32,983	132,799	141,873
Amortization of non-recoupable ticketing contract advances	16,876	16,528	65,116	61,971
Depreciation and amortization	183,315	165,600	541,070	474,080
Loss (gain) on sale of operating assets	7,351	(14,851)	(7,187)	(17,909)
Astroworld loss contingencies	—	(553)	—	(8,353)
Governmental Investigations and Litigation	—	—	450,000	—
Stock-based compensation expense	47,343	40,815	142,151	126,912
Operating income	$891,953	$792,451	$1,043,354	$1,393,873
Contract Advances
At September 30, 2026 and December 31, 2025, we had ticketing contract advances of $305.9 million and $298.7 million, respectively, recorded in prepaid expenses and $177.7 million and $155.7 million, respectively, recorded in long-term advances on the consolidated balance sheets.
Sponsorship Agreements
At September 30, 2026, we had contracted sponsorship agreements with terms greater than one year that had approximately $2.3 billion of revenue related to future benefits to be provided by us. We expect to recognize, based on current projections, approximately 9%, 32%, 23% and 36% of this revenue in the remainder of 2026, 2027, 2028 and thereafter, respectively.
Deferred Revenue
The majority of our deferred revenue is typically classified as current and is shown as a separate line item on the consolidated balance sheets. Deferred revenue that is not expected to be recognized within the next twelve months is classified as long-term and reflected in other long-term liabilities on the consolidated balance sheets.
The table below summarizes the amount of the preceding December 31 current deferred revenue recognized during the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Concerts	$1,294,480	$868,774	$3,930,096	$3,082,881
Ticketing	55,681	44,419	206,960	185,083
Sponsorship & Advertising	13,946	10,313	56,141	85,969
	$1,364,107	$923,506	$4,193,197	$3,353,933

NOTE 9—SUBSEQUENT EVENTS
Senior Notes due 2032 Issuance and 6.500% Senior Secured Notes due 2027 Redemption
On October 15, 2026, we issued $730.0 million in aggregate principal amount of 7.125% senior notes due 2032 (the “U.S. Dollar Notes”) and €600.0 million in aggregate principal amount of 6.125% senior notes due 2032 (the “Euro Notes” and, together with the U.S. Dollar Notes, the “Notes”).
We used the net proceeds from the offering to fund the redemption in full of all of our outstanding 6.500% Senior Secured Notes due 2027, to pay fees and expenses related to the offering, and for general corporate purposes, which may include the repayment or repurchase of certain of our indebtedness.

Pursuant to the Notes Indenture, the U.S. Dollar Notes will bear interest at the rate of 7.125% per annum, payable on April 15 and October 15 of each year beginning on April 15, 2027. The Euro Notes will bear interest at the rate of 6.125% per annum, payable on April 15 and October 15 of each year beginning on April 15, 2027. The Notes will mature on October 15, 2032.
Prior to April 15, 2029, (a) we may redeem up to 40% of the original aggregate principal amount of the U.S. Dollar Notes using the proceeds of certain equity offerings at a redemption price equal to 107.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, and (b) we may redeem up to 100% of the U.S. Dollar Notes at a price up to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the date of redemption, plus a “make-whole” premium described in the Notes Indenture. In addition, on or after April 15, 2029, we may redeem some or all of the U.S. Dollar Notes at any time at the redemption prices specified in the Notes Indenture, plus any accrued and unpaid interest to, but excluding, the date of redemption. We are required to offer to purchase the U.S. Dollar Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, if specified change of control events occur.
Prior to April 15, 2029, (a) we may redeem up to 40% of the original aggregate principal amount of the Euro Notes using the proceeds of certain equity offerings at a redemption price equal to 106.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, and (b) we may redeem up to 100% of the Euro Notes at a price up to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the date of redemption, plus a “make-whole” premium described in the Notes Indenture. In addition, on or after April 15, 2029, we may redeem some or all of the Euro Notes at any time at the redemption prices specified in the Notes Indenture, plus any accrued and unpaid interest to, but excluding, the date of redemption. We are required to offer to purchase the Euro Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, if specified change of control events occur.
In connection with the offering, we entered into cross-currency swap agreements that effectively convert the $730.0 million of 7.125% U.S. Dollar Notes into approximately €652.1 million of euro-denominated fixed-rate obligations at a weighted average rate of approximately 5.68% per annum through October 15, 2031. After giving effect to the swap agreements, the weighted average interest rate of the Notes is approximately 5.89% per annum, compared to 6.500% per annum on the 6.500% Senior Secured Notes due 2027 that we redeemed with the net proceeds of the offering.
Amended Senior Secured Credit Facility
On October 15, 2026, we entered into Amendment No. 1 (the “Amendment”) to our existing senior secured credit facility dated as of October 21, 2025 (as amended, restated, supplemented, or modified from time to time prior to the effectiveness of the Amendment, the “Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”), as described in more detail below.
The Amendment, among other things, amended the Credit Agreement to (i) extend the stated maturity of the revolving credit facilities (as defined below) and the delayed draw term loan A facility (as defined below) by one year to October 21, 2031, (ii) increase commitments under (a) the multicurrency revolving credit facility (the “multicurrency revolving credit facility”) to $1.45 billion, (b) the venue expansion revolving credit facility (the “venue expansion revolving credit facility” and together with the multicurrency revolving credit facility, the “revolving credit facilities”) to $435.0 million, and (c) the delayed draw term loan A facility (the “delayed draw term loan A facility”) to $725.0 million, and (iii) provide for certain amendments to the covenants and component defined terms used therein.
Subject to certain conditions and amounts, we will continue to have the right under the Amended Credit Agreement to increase the term loan B facility, the delayed draw term loan A facility, the multicurrency revolving credit facility, and/or the venue expansion revolving credit facility (or establish new (i) incremental revolving facilities or (ii) incremental term loan facilities).

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
Executive Overview

The third quarter of 2026 yielded our highest consolidated operating income and AOI results ever. All three of our reporting segments grew AOI by double digits, underlining sustained consumer demand for the live experience. As well, all of our key performance indicators are meaningfully up year-over-year, giving us confidence in a successful conclusion to 2026. Double-digit ticket sales growth versus 2025 across all of our major markets for amphitheater, arena and stadium sales demonstrates strong fan demand. We have no material content risk remaining in the fourth quarter with respect to large venue shows, and ticket sales for our remaining arena tours remain solid.
Our consolidated revenue for the third quarter of 2026 increased by 19% to $10.1 billion as compared to the same period last year. Over 90% of the growth came from our Concerts segment as a result of increased fan count in our international markets and more stadium, amphitheater and arena activity globally. Revenue for both Ticketing and Sponsorship & Advertising also grew in the third quarter, indicating strength across all three of our reporting segments. Our consolidated operating income for the quarter increased by $99.5 million, or 13%, from $792.5 million in the third quarter of 2025 to $892.0 million in the third quarter of 2026. AOI for the quarter grew by $146.3 million or 14% from $1.0 billion in the third quarter of 2025 to $1.2 billion in the third quarter of 2026.
For the first nine months of 2026, our consolidated revenue increased by $2.7 billion, or 14%, compared to the same period last year, from $18.9 billion to $21.6 billion. Our consolidated operating income was $1.0 billion for the first nine months of 2026, compared to $1.4 billion for the first nine months of 2025, a decrease of $350.5 million, or 25%. The decrease in operating income was primarily due to Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities, which included an accrual of $450 million. Consolidated AOI for the first nine months increased by $194.9 million, or 9%, compared to the same period in 2025, from $2.2 billion to $2.4 billion.
Our Concerts segment’s revenue for the quarter increased by $1.5 billion, or 20%, from $7.3 billion in the third quarter of 2025 to $8.7 billion in the third quarter of 2026. The overall number of events for the third quarter of 2026 was approximately 13,100, 7% higher than last year. The number of fans for the quarter grew by 9.8 million or 19%, from 51.3 million last year to 61.1 million this year. Fan count grew across all of our major markets but weighted towards our International territories, which were up 29%, with all International regions up at least 15%. In particular, the United Kingdom and Europe had their strongest summers ever with record stadium fan count, while South America fan count grew by approximately five times compared to the third quarter of last year with the Rock in Rio festival playing off this year, as well as our expanded venue footprint with our Movistar venues in Santiago and Buenos Aires. North America fan count was also up double-digits with growth in our owned and operated amphitheater fans as well as more stadium fans this year. Some of the notable acts touring in the third quarter included The Weeknd, Bruno Mars, BTS and Karol G. Concerts AOI for the third quarter increased by $88.7 million or 17%, from $514.2 million in 2025 to $602.9 million in 2026.
As of October 19, 2026, our ticket sales for events playing off in calendar year 2026 are pacing up 13% compared to last year, while our event-related deferred revenue is our highest ever for the third quarter, up 8% year-over-year. With our summer season completed and ticket sales for the year continuing to pace double-digits ahead of last year, we are confident that we are positioned for another record Concerts AOI year.
For the first nine months of 2026, our Concerts segment’s revenue grew $2.3 billion compared to the same period in 2025, from $15.7 billion to $18.0 billion. Revenue growth resulted from additional shows in the first nine months of 2026 compared to the same period in 2025. Concerts fan count for the first nine months of 2026 was 133.6 million compared to 117.8 million for the same period in 2025, an improvement of 15.8 million fans or 13%. International fan count grew by 20% during this period, accounting for two-thirds of our fan growth for the first nine months of 2026. Nearly 40% of our fan growth so far this year has been generated by our owned or operated arenas, notably from our recent footprint expansions in South America and Europe. Concerts AOI for the first nine months increased by $35.9 million, or 4%, compared to the same period in 2025, from $879.4 million to $915.3 million. As we indicated last quarter, our Concerts growth in 2026 is weighted towards the back half of the year with record stadium fans, more arena content and higher utilization of our owned and operated amphitheaters from July through December.
Our Ticketing segment’s revenue for the quarter increased by $72.7 million, or 9%, from $797.6 million in the third quarter of 2025 to $870.3 million in the third quarter of 2026. Consumer demand in our ticketing business is strong, particularly for concert events. Fee-bearing ticket sales grew from 89.1 million in the third quarter of 2025 to 98.3 million in the third quarter of 2026, an increase of 9.2 million tickets or 10%. Sales were up across all major markets with concert events accounting for over 95% of the increase. GTV growth was even stronger as fee-bearing GTV grew from $9.9 billion in the third quarter of 2025 to $11.2 billion in the third quarter of 2026, up $1.3 billion or 13%. Again, concert activity drove almost the entire increase year-over-year. AOI increased from $285.9 million in the third quarter of 2025 to $315.7 million in the third quarter of 2026, up $29.8 million, or 10%. Ticketing’s deferred tickets are up year-over-year as of the end of the third quarter of 2026, and GTV associated with those deferred tickets is up 8%.
For the first nine months of 2026, our Ticketing segment’s revenue increased by $252.6 million, or 11%, compared to the same period in 2025, from $2.2 billion to $2.5 billion. Ticketing AOI for the first nine months of 2026 increased by $73.3 million, or 9%, compared to the same period in 2025, from $829.1 million to $902.4 million. Through September 30, 2026, our fee-bearing ticket sales were 268.9 million tickets, an increase of 19.0 million tickets, or 8%, compared to the first nine months of 2025. We have signed clients with approximately 23 million net new tickets so far this year, of which almost 75% are in our international markets, which gives us confidence that our ticketing platforms’ features and functionalities are continuing to compete effectively.
Our Sponsorship & Advertising segment’s revenue for the quarter increased by $63.0 million, or 14%, from $442.7 million in the third quarter of 2025 to $505.7 million in the third quarter of 2026. AOI for the quarter increased by $37.2 million, or 12%, from $313.1 million in the third quarter of 2025 to $350.2 million in the third quarter of 2026. Growth in the quarter was driven by the Rock in Rio festival in Brazil that runs every two years, as well as global expansion in venue sponsorship, including new venues in Europe, South America and Canada.
For the first nine months of 2026, our Sponsorship & Advertising segment’s revenue grew $147.9 million, or 15%, compared to the same period in 2025, from $999.3 million to $1.1 billion. Sponsorship & Advertising AOI for the first nine months increased by $95.0 million, or 14% compared to the same period in 2025, from $676.6 million to $771.6 million. The growth in revenue and AOI in the first nine months of 2026 was driven by new venue and festival deals across our international markets. Our committed sponsorship sales are up double-digits year-over-year and virtually all of our projected revenue for the year is accounted for, giving us confidence we will deliver double-digit AOI growth for the year once again in our Sponsorship & Advertising segment.
We are optimistic about the long-term potential of our Company and are focused on expanding our global platforms to connect artists and fans.

Consolidated Results of Operations
Three Months

	Three Months Ended September 30,				% Change
	2026			2025
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$10,105,035	$(3,108)	$10,101,927	$8,499,143	19%	19%
Operating expenses:
Direct operating expenses	7,747,178			6,437,700	20%
Selling, general and administrative expenses	1,161,352			1,008,038	15%
Depreciation and amortization	183,315			165,600	11%
Loss (gain) on disposal of operating assets	7,351			(14,851)	*
Corporate expenses	113,886			110,205	3.3%
Operating income	891,953	3,014	894,967	792,451	13%	13%
Operating margin	8.8%		8.9%	9.3%
Interest expense	102,114			80,291
Interest income	(40,433)			(36,659)
Equity in losses of nonconsolidated affiliates	3,875			5,209
Other expense, net	1,479			13,792
Income before income taxes	824,918			729,818
Income tax expense	258,043			251,840
Net income	566,875			477,978
Net income attributable to noncontrolling interests	119,040			46,520
Net income attributable to common stockholders of Live Nation	$447,835			$431,458
___________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $1.6 billion during the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to increased revenue in our Concerts segment of $1.5 billion, Ticketing segment of $72.7 million and Sponsorship & Advertising segment of $63.0 million, as further discussed within each segment’s operating results.
Operating income
Operating income increased $99.5 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily driven by increased operating income in our Concerts segment of $40.5 million, Ticketing segment of $26.4 million and Sponsorship & Advertising segment of $32.5 million as further discussed within each segment’s operating results.
Interest expense
Interest expense increased $21.8 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily driven by the issuance of VenueCo notes in the current year.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $72.5 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to higher show activity from certain concert businesses in North America and Europe during 2026.

Consolidated Results of Operations
Nine Months

	Nine Months Ended September 30,				% Change
	2026			2025
	As Reported	Currency Impacts	At Constant Currency**	As Reported	As Reported	At Constant Currency**
	(in thousands)
Revenue	$21,564,922	$(201,518)	$21,363,404	$18,887,901	14%	13%
Operating expenses:
Direct operating expenses	15,949,852			13,903,393	15%
Selling, general and administrative expenses	3,257,836			2,790,304	17%
Depreciation and amortization	541,070			474,080	14%
Gain on disposal of operating assets	(7,187)			(17,909)	(60)%
Corporate expenses	779,997			344,160	*
Operating income	1,043,354	2,804	1,046,158	1,393,873	(25)%	(25)%
Operating margin	4.8%		4.9%	7.4%
Interest expense	289,866			232,682
Interest income	(122,609)			(108,613)
Equity in losses of nonconsolidated affiliates	11,217			462
Other expense (income), net	(66,536)			53,125
Income before income taxes	931,416			1,216,217
Income tax expense	341,675			389,196
Net income	589,741			827,021
Net income attributable to noncontrolling interests	236,564			128,949
Net income attributable to common stockholders of Live Nation	$353,177			$698,072
____________

*	Percentages are not meaningful.
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

Revenue
Revenue increased $2.7 billion during the nine months ended September 30, 2026 as compared to the same period of the prior year, driven by increased revenue in our Concerts segment of $2.3 billion, Ticketing segment of $252.6 million and Sponsorship & Advertising segment of $147.9 million, as further discussed within each segment’s operating results.
Operating income
Operating income decreased $350.5 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily associated with Governmental Investigations and Litigation as discussed in Note 6 – Commitments and Contingent Liabilities, which included a $450 million reserve, and decreased operating income in our Concerts segment of $59.7 million. These were partially offset by increased operating income in our Ticketing segment of $54.4 million and Sponsorship & Advertising segment of $84.3 million, as further discussed within each segment’s operating results.
Interest expense
Interest expense increased $57.2 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily driven by the issuance of VenueCo notes in the current year.

Other expense (income), net
For the nine months ended September 30, 2026, we had other income, net of $66.5 million, which primarily consisted of mark to market adjustments for certain investments held by noncontrolling interest partners of $65.0 million. For the nine months ended September 30, 2025, we had other expense, net of $53.1 million, which primarily consisted of net foreign exchange rate losses of $59.2 million compared to $1.9 million of net foreign exchange rate gains during the nine months ended September 30, 2026.
Income tax expense
For the nine months ended September 30, 2026, we recorded a net income tax expense of $341.7 million on pretax income of $931.4 million, compared to a net income tax expense of $389.2 million on pretax income of $1.2 billion for the nine months ended September 30, 2025. The net decrease in income tax expense of $47.5 million was primarily due to a decrease in pretax income in 2026 as compared to the same period of the prior year, partially offset by the nondeductible tax impact of the Governmental Investigations and Litigation accrual as discussed in Note 6 – Commitments and Contingent Liabilities.
Net income attributable to noncontrolling interests
Net income attributable to noncontrolling interests increased $107.6 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to higher show activity from certain concert businesses in North America during 2026 as well as a gain of $46.5 million for an investment held by a noncontrolling interest partner.

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
The following table sets forth the reconciliation of consolidated operating income to consolidated AOI for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating income	$891,953	$792,451	$1,043,354	$1,393,873
Acquisition expenses	32,474	32,983	132,799	141,873
Amortization of non-recoupable ticketing contract advances	16,876	16,528	65,116	61,971
Depreciation and amortization	183,315	165,600	541,070	474,080
Loss (gain) on sale of operating assets	7,351	(14,851)	(7,187)	(17,909)
Astroworld loss contingencies	—	(553)	—	(8,353)
Governmental Investigations and Litigation	—	—	450,000	—
Stock-based compensation expense	47,343	40,815	142,151	126,912
Consolidated AOI	$1,179,312	$1,032,973	$2,367,303	$2,172,447

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

Key Operating Metrics

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands except estimated events)
Concerts (1)
Estimated events:
North America (2)	9,147	8,874	25,501	24,963
International	3,991	3,415	14,291	12,913
Total estimated events	13,138	12,289	39,792	37,876
Estimated fans:
North America (2)	35,918	31,790	68,953	64,123
International	25,176	19,479	64,642	53,668
Total estimated fans	61,094	51,269	133,595	117,791
Ticketing (3)
Estimated number of fee-bearing tickets sold	98,254	89,065	268,909	249,908
Estimated number of non-fee-bearing tickets sold	65,449	66,092	213,845	216,130
Total estimated tickets sold	163,703	155,157	482,754	466,038
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

Segment Operating Results
Concerts
Our Concerts segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$8,746,446	$7,282,473	20%	$17,966,323	$15,712,926	14%
Direct operating expenses	7,343,563	6,090,222	21%	14,876,207	13,007,206	14%
Selling, general and administrative expenses	840,327	705,710	19%	2,288,943	1,911,452	20%
Depreciation and amortization	128,104	114,983	11%	385,245	329,452	17%
Loss (gain) on disposal of operating assets	7,497	(14,850)	*	(7,073)	(17,903)	(60)%
Operating income	$426,955	$386,408	10%	$423,001	$482,719	(12)%
Operating margin	4.9%	5.3%		2.4%	3.1%
AOI	$602,867	$514,167	17%	$915,308	$879,420	4%
AOI margin	6.9%	7.1%		5.1%	5.6%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Concerts revenue increased $1.5 billion during the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to fan count growth from more shows driven by our United States and International markets, particularly in Europe, as well as revenue of $103.3 million from newly opened operated venues. Concerts had incremental revenue of $168.2 million during the three months ended September 30, 2026 from acquisitions.
Operating results
Concerts AOI increased $88.7 million and operating income increased $40.5 million during the three months ended September 30, 2026 as compared to the same period of the prior year. The increase in AOI was primarily driven by more stadium shows with strong results in Europe as well as additional amphitheater shows in the United States. We also had higher selling, general and administrative expenses attributable to pre-opening costs for venues in 2026 as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in our Sponsorship & Advertising segment. The remaining change in operating income outside of AOI of $48.2 million is primarily associated with a lower non-recurring gain on disposal of operating assets of $22.3 million.
Nine Months
Revenue
Concerts revenue increased $2.3 billion during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to approximately 1,900 more shows, increased stadium fan count growth in Europe and arena fan count growth in the United States, as well as revenue of $140.7 million from newly opened operated venues. Concerts had incremental revenue of $471.0 million during the nine months ended September 30, 2026 from acquisitions.
Operating results
Concerts AOI increased $35.9 million and operating income decreased $59.7 million during the nine months ended September 30, 2026 as compared to the same period of the prior year. The increase in AOI was primarily driven by more stadium shows in Europe as well as more arena shows in the United States. We also had higher selling, general and administrative expenses attributable to pre-opening costs for venues in 2026 as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in our Sponsorship & Advertising segment. The remaining change in operating income outside of AOI of $95.6 million is primarily associated with higher depreciation and amortization expense of $55.8 million related to our ongoing venue build and upgrade program.

Ticketing
Our Ticketing segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$870,273	$797,572	9%	$2,487,507	$2,234,940	11%
Direct operating expenses	329,181	290,196	13%	898,478	761,145	18%
Selling, general and administrative expenses	255,095	247,859	3%	795,884	735,572	8%
Depreciation and amortization	28,532	28,319	1%	82,518	81,857	1%
Gain on disposal of operating assets	(135)	(1)	*	(103)	(6)	*
Operating income	$257,600	$231,199	11%	$710,730	$656,372	8%
Operating margin	29.6%	29.0%		28.6%	29.4%
AOI	$315,732	$285,949	10%	$902,368	$829,101	9%
AOI margin	36.3%	35.9%		36.3%	37.1%
_______

*	Percentages are not meaningful.
Three Months
Revenue
Ticketing revenue increased $72.7 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to higher primary ticket sales driven by more concert events across all major markets.
Operating results
Ticketing AOI increased $29.8 million and operating income increased $26.4 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily driven by higher revenue discussed above. This was partially offset by an increase in direct operating expenses due to greater ticket sales.
Nine Months
Revenue
Ticketing revenue increased $252.6 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to higher primary ticket sales driven by more concert events across all major markets.
Operating results
Ticketing AOI increased $73.3 million and operating income increased $54.4 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily driven by higher revenue discussed above. This was partially offset by an increase in direct operating expenses due to greater ticket sales.

Sponsorship & Advertising
Our Sponsorship & Advertising segment operating results were, and discussions of significant variances are, as follows:

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2026	2025		2026	2025
	(in thousands)			(in thousands)
Revenue	$505,667	$442,689	14%	$1,147,229	$999,316	15%
Direct operating expenses	91,688	77,140	19%	211,105	183,424	15%
Selling, general and administrative expenses	66,064	56,072	18%	172,060	147,791	16%
Depreciation and amortization	22,136	16,190	37%	57,737	46,055	25%
Operating income	$325,779	$293,287	11%	$706,327	$622,046	14%
Operating margin	64.4%	66.3%		61.6%	62.2%
AOI	$350,224	$313,072	12%	$771,625	$676,624	14%
AOI margin	69.3%	70.7%		67.3%	67.7%

Three Months
Revenue
Sponsorship & Advertising revenue increased $63.0 million during the three months ended September 30, 2026 as compared to the same period of the prior year primarily due to the Rock in Rio festival in Brazil that runs every two years, as well as venue sponsorship deals across Europe, South America and North America.
Operating results
Sponsorship & Advertising AOI increased $37.2 million and operating income increased $32.5 million during the three months ended September 30, 2026 as compared to the same period of the prior year. These increases were primarily due to increased revenue from sponsorship activity discussed above.
Nine Months
Revenue
Sponsorship & Advertising revenue increased $147.9 million during the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to increased festival sponsorships as well as venue sponsorship deals across our international markets. Sponsorship & Advertising had incremental revenue of $47.2 million during the nine months ended September 30, 2026 from acquisitions.
Operating results
Sponsorship & Advertising AOI increased $95.0 million and operating income increased $84.3 million during the nine months ended September 30, 2026 as compared to the same period of the prior year. These increases were primarily due to increased revenue from sponsorship activity discussed above, as well as incremental AOI of $45.1 million during the nine months ended September 30, 2026 from acquisitions.

Liquidity and Capital Resources
Our cash is centrally managed on a worldwide basis. Our primary short-term liquidity needs are to fund general working capital requirements, capital expenditures and debt service requirements while our long-term liquidity needs are primarily related to our venue expansion strategy, acquisitions and debt repayment. Our primary sources of funds for our short-term liquidity needs will be cash flows from operations and borrowings under our amended senior secured credit facility, while our long-term sources of funds will be from cash flows from operations, long-term bank borrowings and other debt or equity financings. We may from time to time engage in open market purchases of our outstanding debt securities or redeem or otherwise repay such debt.
Our balance sheet reflects cash and cash equivalents of $8.3 billion and $7.1 billion and short-term investments of $69.1 million and $76.6 million at September 30, 2026 and December 31, 2025, respectively. Included in the September 30, 2026 and December 31, 2025 cash and cash equivalents balances are $2.7 billion and $1.6 billion, respectively, of cash received that includes the face value of tickets sold on behalf of our ticketing clients and their share of service charges, which we refer to as client cash. We generally do not utilize client cash for our own financing or investing activities as the amounts are payable to clients on a regular basis, though we may do so from time to time. Our foreign subsidiaries held approximately $4.9 billion in cash and cash equivalents, excluding client cash, at September 30, 2026. We generally do not repatriate these funds, but if we did, we would need to accrue and pay United States state income taxes as well as any applicable foreign withholding or transaction taxes on future repatriations.
We may from time to time enter into borrowings under our revolving credit facility. If the original maturity of these borrowings is 90 days or less, we present the borrowings and subsequent repayments on a net basis in the statement of cash flows to better represent our financing activities. Our balance sheet reflects total net debt of $9.7 billion and $8.2 billion at September 30, 2026 and December 31, 2025, respectively. Our weighted-average cost of debt, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 4.3% at September 30, 2026, with approximately 80% of our debt at fixed rates. Our weighted-average cost of debt for short-term borrowings outstanding at September 30, 2026, excluding unamortized debt discounts and debt issuance costs on our term loans and notes, was 3.8%.
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
The lenders under our revolving loans and the counterparty to our interest rate hedge agreement consist of banks and other third-party financial institutions. While we currently have no indications or expectations that such lenders will be unable to fund their commitments as required, we can provide no assurances that future funding availability will not be impacted by adverse conditions in the financial markets. Should an individual lender default on its obligations, the remaining lenders would not be required to fund the shortfall, resulting in a reduction in the total amount available to us for future borrowings, but would remain obligated to fund their own commitments. Should the counterparty to our interest rate hedge agreement default on its obligation, we could experience higher interest rate volatility during the period of any such default.
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
We are required to pay a commitment fee equal to 0.35% per annum on the undrawn portion available under the revolving facilities and the delayed draw term loan A facility, and customary letter of credit fees, as necessary. Based on our outstanding letters of credit of $11.7 million, $1.23 billion was available for future borrowings from our revolving facilities as of September 30, 2026.
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
On September 25, 2026, we drew down $453.8 million from our multicurrency revolving credit facility to finance the acquisition of Plenitude Arena in Europe as discussed in Note 2 – Long-Lived Assets, Intangibles, and Goodwill.

Debt Covenants
As of September 30, 2026, we believe we were in compliance with our debt covenants related to our corporate senior secured credit facility, senior secured notes, senior notes, convertible senior notes and VenueCo notes. We expect to remain in compliance with these covenants throughout 2026.
Subsequent Events
Senior Notes due 2032 and 6.500% Senior Secured Notes due 2027 Redemption
On October 15, 2026, we issued $730.0 million in aggregate principal amount of 7.125% senior notes due 2032 (the “U.S. Dollar Notes”) and €600.0 million in aggregate principal amount of 6.125% senior notes due 2032 (the “Euro Notes” and, together with the U.S. Dollar Notes, the “Notes”).
We used the net proceeds from the offering to fund the redemption in full of all of our outstanding 6.500% Senior Secured Notes due 2027, to pay fees and expenses related to the offering, and for general corporate purposes, which may include the repayment or repurchase of certain of our indebtedness.
Pursuant to the Notes Indenture, the U.S. Dollar Notes will bear interest at the rate of 7.125% per annum, payable on April 15 and October 15 of each year beginning on April 15, 2027. The Euro Notes will bear interest at the rate of 6.125% per annum, payable on April 15 and October 15 of each year beginning on April 15, 2027. The Notes will mature on October 15, 2032.
Prior to April 15, 2029, (a) we may redeem up to 40% of the original aggregate principal amount of the U.S. Dollar Notes using the proceeds of certain equity offerings at a redemption price equal to 107.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, and (b) we may redeem up to 100% of the U.S. Dollar Notes at a price up to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the date of redemption, plus a “make-whole” premium described in the Notes Indenture. In addition, on or after April 15, 2029, we may redeem some or all of the U.S. Dollar Notes at any time at the redemption prices specified in the Notes Indenture, plus any accrued and unpaid interest to, but excluding, the date of redemption. We are required to offer to purchase the U.S. Dollar Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, if specified change of control events occur.
Prior to April 15, 2029, (a) we may redeem up to 40% of the original aggregate principal amount of the Euro Notes using the proceeds of certain equity offerings at a redemption price equal to 106.125% of the aggregate principal amount thereof, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date, and (b) we may redeem up to 100% of the Euro Notes at a price up to 100% of the principal amount thereof, plus any accrued and unpaid interest to, but excluding, the date of redemption, plus a “make-whole” premium described in the Notes Indenture. In addition, on or after April 15, 2029, we may redeem some or all of the Euro Notes at any time at the redemption prices specified in the Notes Indenture, plus any accrued and unpaid interest to, but excluding, the date of redemption. We are required to offer to purchase the Euro Notes at 101% of their aggregate principal amount, plus accrued and unpaid interest to, but excluding, the repurchase date, if specified change of control events occur.
In connection with the offering, we entered into cross-currency swap agreements that effectively convert the $730.0 million of 7.125% U.S. Dollar Notes into approximately €652.1 million of euro-denominated fixed-rate obligations at a weighted average rate of approximately 5.68% per annum through October 15, 2031. After giving effect to the swap agreements, the weighted average interest rate of the Notes is approximately 5.89% per annum, compared to 6.500% per annum on the 6.500% Senior Secured Notes due 2027 that we redeemed with the net proceeds of the offering.
Amended Senior Secured Credit Facility
On October 15, 2026, we entered into Amendment No. 1 (the “Amendment”) to our existing senior secured credit facility dated as of October 21, 2025 (as amended, restated, supplemented, or modified from time to time prior to the effectiveness of the Amendment, the “Credit Agreement” and as amended by the Amendment, the “Amended Credit Agreement”), as described in more detail below.
The Amendment, among other things, amended the Credit Agreement to (i) extend the stated maturity of the revolving credit facilities (as defined below) and the delayed draw term loan A facility (as defined below) by one year to October 21, 2031, (ii) increase commitments under (a) the multicurrency revolving credit facility (the “multicurrency revolving credit facility”) to $1.45 billion, (b) the venue expansion revolving credit facility (the “venue expansion revolving credit facility” and together with the multicurrency revolving credit facility, the “revolving credit facilities”) to $435.0 million, and (c) the delayed draw term loan A facility (the “delayed draw term loan A facility”) to $725.0 million, and (iii) provide for certain amendments to the covenants and component defined terms used therein.

Subject to certain conditions and amounts, we will continue to have the right under the Amended Credit Agreement to increase the term loan B facility, the delayed draw term loan A facility, the multicurrency revolving credit facility, and/or the venue expansion revolving credit facility (or establish new (i) incremental revolving facilities or (ii) incremental term loan facilities).
Uses of Cash
Acquisitions
During the nine months ended September 30, 2026, we completed various acquisitions that resulted in cash paid, net of cash acquired of $572.3 million.
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
Our capital expenditures, including accruals for amounts incurred but not yet paid for, but net of expenditures funded by outside parties such as landlords and noncontrolling interest partners or expenditures funded by insurance proceeds, consisted of the following:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Revenue generating	$628,126	$600,992
Maintenance	94,263	79,827
Total capital expenditures	$722,389	$680,819
Revenue generating capital expenditures during the first nine months of 2026 increased from the same period of the prior year primarily due to venue expansion and enhancements across North America, Latin America and Europe.
We expect gross capital expenditures to be approximately $1.1 billion for the year ending December 31, 2026 with approximately 85% dedicated to revenue generating projects, including $800 million of spend relating to our venue expansion and enhancement plans. Approximately $200 million of our capital expenditure estimate is being funded outside our cash flow by third party equity partners, sponsors, pre-selling certain premium rights and project-based debt.
Cash Flows

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Cash provided by (used in):
Operating activities	$2,100,420	$1,449,046
Investing activities	$(1,498,390)	$(832,767)
Financing activities	$780,184	$(322,780)
Operating Activities
Cash provided by operating activities increased $651.4 million for the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to changes in operating assets and liabilities from timing of events on sale, payments and receipts partially offset by an overall decrease in net income, which included a $450 million reserve during the current year as discussed in Note 6 – Commitments and Contingent Liabilities.

Investing Activities
Cash used in investing activities increased $665.6 million for the nine months ended September 30, 2026 as compared to the same period of the prior year primarily due to an increase in acquisitions as well as purchases of property, plant and equipment for revenue generating capital expenditures. See “—Uses of Cash - Acquisitions and Capital Expenditures” above for further discussion.
Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2026 was $780.2 million compared to cash used in financing activities for the nine months ended September 30, 2025 of $322.8 million primarily due to higher debt proceeds from the issuance of VenueCo notes and lower purchases of noncontrolling interests. These were partially offset by higher payments on debt during the current year compared to the same period in the prior year.

Seasonality
Information regarding the seasonality of our business can be found in Part I—Financial Information—Item 1.—Financial Statements—Note 1 – Basis of Presentation and Other Information.

Market Risk
We are exposed to market risks arising from changes in market rates and prices, including movements in foreign currency exchange rates and interest rates.
Foreign Currency Risk
We have operations in countries throughout the world. The financial results of our foreign operations are measured in their local currencies. Our foreign subsidiaries also carry certain net assets or liabilities that are denominated in a currency other than that subsidiary’s functional currency. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which we have operations. We operate in certain countries that are hyper-inflationary, however the impact of these currencies did not have a material impact on our statement of operations for the three and nine months ended September 30, 2026 and 2025. Our foreign operations reported an operating income of $777.2 million for the nine months ended September 30, 2026. We estimate that a 10% change in the value of the United States dollar relative to foreign currencies would change our operating income for the nine months ended September 30, 2026 by $77.7 million. As of September 30, 2026, our most significant foreign exchange exposure included the Euro, British Pound, Australian Dollar, Canadian Dollar and Mexican Peso. This analysis does not consider the implication such currency fluctuations could have on the overall economic conditions of the United States or other foreign countries in which we operate or on the results of operations of our foreign entities. In addition, the reported carrying value of our assets and liabilities, including the total cash and cash equivalents held by our foreign operations, will also be affected by changes in foreign currency exchange rates.
We primarily use forward currency contracts, in addition to options, to reduce our exposure to foreign currency risk associated with short-term artist fee commitments. At September 30, 2026, we had forward currency contracts outstanding with an aggregate notional amount of $445.0 million.
Interest Rate Risk
Our market risk is also affected by changes in interest rates. We had $9.8 billion of total debt, excluding unamortized debt discounts and issuance costs, outstanding as of September 30, 2026. Of the total amount, we had approximately $7.8 billion of fixed-rate debt and $2.0 billion of floating-rate debt.
Based on the amount of our floating-rate debt as of September 30, 2026, each 25-basis point increase or decrease in interest rates would increase or decrease our annual interest expense and cash outlay by approximately $4.9 million. This potential increase or decrease is based on the simplified assumption that the level of floating-rate debt remains constant with an immediate across-the-board increase or decrease as of September 30, 2026 with no subsequent change in rates for the remainder of the period.
In January 2020, we entered into an interest rate swap agreement that is designated as a cash flow hedge for accounting purposes to effectively convert a portion of our floating-rate debt to a fixed-rate basis. The swap agreement expired in October 2026, had a notional amount of $500.0 million and ensured that a portion of our floating-rate debt for our outstanding term loan B facility did not exceed 3.445%.

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
There have been no changes to our critical accounting policies during the nine months ended September 30, 2026.

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
Based on their evaluation as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective to ensure that (1) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) the information we are required to disclose in such reports is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
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
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Fair Value of Shares that May Yet Be Purchased Under the Program (2)
July 2026	27,964	$176.87
August 2026	219,476	$181.99
September 2026	—	—
	247,440

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
Item 3. Defaults Upon Senior Securities
None.
Item 5. Other Information
No director or officer adopted or terminated any Rule 10b5-1 plan, or any other written trading arrangement that meets the requirements of a “non-Rule 10b5-1 trading arrangement” during the three months ended September 30, 2026.

Item 6. Exhibits

	Exhibit Description	Incorporated by Reference				Filed Herewith
Exhibit No.		Form	File No.	Exhibit No.	Filing Date
10.1 §	Amended and Restated Employment Agreement, effective as of October 1, 2026, by and between Live Nation Entertainment, Inc. and Michael Rapino.	8-K	001-32601	10.1	10/2/2026
10.2 §	First Amendment to Employment Agreement, entered into on September 25, 2026, by and between Live Nation Entertainment, Inc. and Michael G. Rowles.	8-K	001-32601	10.1	9/25/2026
10.3 §	Employment Agreement, entered into on November 2, 2026, by and between Live Nation Entertainment, Inc. and Da-Wai Hu.					X
31.1	Certification of Chief Executive Officer.					X
31.2	Certification of Chief Financial Officer.					X
32.1	Section 1350 Certification of Chief Executive Officer.					X
32.2	Section 1350 Certification of Chief Financial Officer.					X
101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Schema Document.					X
101.CAL	XBRL Taxonomy Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Presentation Linkbase Document.					X
104	Cover Page Interactive Data File (Formatted as Inline XBRL and contained in Exhibit 101)					X
§ Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2026.

LIVE NATION ENTERTAINMENT, INC.

By:	/s/ Brian Capo
Brian Capo
Senior Vice President—Chief Accounting Officer (Duly Authorized Officer)